Form 10-Q
period 2006-03-31
AMERICAN COMMERCIAL LINES INC.
filed 2006-05-11
CIK 1324479

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-51562

AMERICAN COMMERCIAL LINES INC.
(Exact name of registrant as specified in its charter)

Delaware	75-3177794
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
1701 East Market Street Jeffersonville, Indiana	47130 (Zip Code)
(Address of Principal Executive Offices)

(812) 288-0100
(Registrant’s telephone number, including area code)

Not applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐     No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☑     No ☐

As of May 8, 2006 there were 30,759,271 shares of the registrant’s common stock, par value $.01 per share, issued and outstanding.

AMERICAN COMMERCIAL LINES INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

AMERICAN COMMERCIAL LINES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Quarters Ended
	March 31,	March 31,
	2006	2005
	(Unaudited)
	(In thousands, except shares and per share amounts)

REVENUE	$198,359	$146,322
OPERATING EXPENSE
Materials, Supplies and Other	66,334	52,815
Rent	5,634	5,207
Labor and Fringe Benefits	34,685	32,259
Fuel	37,664	26,545
Depreciation and Amortization	12,082	12,279
Taxes, Other Than Income Taxes	4,537	4,417
Selling, General & Administrative	16,321	12,440

Total Operating Expenses	177,257	145,962

OPERATING INCOME	21,102	360
OTHER EXPENSE (INCOME)
Interest Expense	4,776	10,362
Other, Net	(1,707)	(1,308)

Total Other Expenses	3,069	9,054

INCOME (LOSS) BEFORE INCOME TAXES	18,033	(8,694)
INCOME TAXES (BENEFIT)	6,885	(2,366)

NET INCOME (LOSS)	$11,148	$(6,328)

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	30,234,894	NA
DILUTED	31,251,598	NA
EARNINGS PER SHARE:
BASIC	$0.37	NA
DILUTED	$0.36	NA

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN COMMERCIAL LINES INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	March 31,	December 31,
	2006	2005
	(Unaudited)
	(In thousands, except shares and per share amounts)

ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$10,853	$13,959
Accounts Receivable, Net	91,911	96,526
Inventory	48,534	44,976
Deferred Tax Asset	2,913	4,644
Other Current Assets	21,717	16,787

Total Current Assets	175,928	176,892
PROPERTIES-NET	438,508	425,741
INVESTMENT IN EQUITY INVESTEES	5,157	5,532
OTHER ASSETS	14,357	15,119

Total Assets	$633,950	$623,284

LIABILITIES
CURRENT LIABILITIES
Accounts Payable	$27,464	$47,517
Accrued Payroll and Fringe Benefits	17,675	22,303
Deferred Revenue	18,063	16,631
Accrued Claims and Insurance Premiums	12,606	13,361
Accrued Interest	2,122	5,179
Accrued Reorganization Claims and Fees	1,414	2,724
Other Current Liabilities	32,539	22,973

Total Current Liabilities	111,883	130,688
LONG TERM DEBT	215,700	200,000
PENSION LIABILITY	18,526	17,867
DEFERRED TAX LIABILITY	6,274	4,644
OTHER LONG TERM LIABILITIES	15,698	16,384

Total Liabilities	368,081	369,583

STOCKHOLDERS’ EQUITY
Common stock; authorized 125,000,000 shares at $.01 par value; 30,675,217 shares issued and outstanding, in 2006	307	307
Treasury Stock 76,499 shares at March 31, 2006	(2,659)	—
Other Capital	251,114	247,435
Retained Earnings	22,961	11,813
Accumulated Other Comprehensive Loss	(5,854)	(5,854)

Total Stockholders’ Equity	265,869	253,701

Total Liabilities and Stockholders’ Equity	$633,950	$623,284

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN COMMERCIAL LINES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Quarters Ended
	March 31,	March 31,
	2006	2005
	(Unaudited)
	(In thousands)

OPERATING ACTIVITIES
Net Income (Loss)	$11,148	$(6,328)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Depreciation and Amortization	12,082	12,279
Debt Issuance Cost Amortization	278	2,336
(Gain) Loss on Property Dispositions	58	(327)
Other Operating Activities	3,425	505
Changes in Operating Assets and Liabilities:
Accounts Receivable	4,614	3,226
Inventory	(3,486)	(12,685)
Accrued Interest	(3,057)	2,666
Other Current Assets	(2,922)	152
Other Current Liabilities	(5,894)	7,563

Net Cash Provided by Operating Activities before Reorganization Items	16,246	9,387
Reorganization Items Paid	(309)	(9,143)

Net Cash Provided by Operating Activities	15,937	244

INVESTING ACTIVITIES
Property Additions	(24,875)	(3,936)
Proceeds from Property Dispositions	153	4,056
Net Change in Restricted Cash	—	(285)
Investment in Vessel Leasing LLC	—	(2,500)
Other Investing Activities	(222)	(663)

Net Cash Used in Investing Activities	(24,944)	(3,328)

FINANCING ACTIVITIES
Long-Term Debt Repaid	—	(381,793)
Revolving Credit Facility Borrowings	15,700	170,710
2015 Senior Note Borrowings	—	200,000
Outstanding Checks	(9,545)	(5,275)
Debt Costs	(13)	(12,254)
Tax Benefit of Share-Based Compensation	2,423	—
Acquisition of Treasury Stock	(2,659)	—
Other Financing Activities	(5)	(581)

Net Cash Provided by (Used in) Financing Activities	5,901	(29,193)

Net Decrease in Cash and Cash Equivalents	(3,106)	(32,277)
Cash and Cash Equivalents at Beginning of Period	13,959	46,645

Cash and Cash Equivalents at End of Period	$10,853	$14,368

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except as otherwise indicated)

Note 1.	Reporting entity

American Commercial Lines Inc. (“ACL”) is a Delaware corporation. In these financial statements, unless the context indicates otherwise, the “Company” refers to ACL and its subsidiaries on a consolidated basis.

The operations of the Company include barge transportation together with related port services and manufacturing along the inland waterways. Barge transportation services include the movement of grain, coal, steel, liquids and other bulk products in the United States that account for the majority of the Company’s revenues. The Company also transports a less significant amount of cargo in Venezuela and the Dominican Republic. Manufacturing of marine equipment is provided to customers in marine transportation and other related industries in the United States. The Company has long-term contracts with many of its transportation customers.

The assets of ACL consist principally of its ownership of all of the stock of American Barge Line Company, a Delaware corporation (“American Barge”). The assets of American Barge consist principally of its ownership of all of the stock of Commercial Barge Line Company, a Delaware corporation (“CBL”). The assets of CBL consist principally of its ownership of all of the equity interests in American Commercial Lines LLC, a Delaware limited liability company and an indirect, wholly owned subsidiary of ACL (“ACL LLC”). Although CBL is responsible for corporate income tax, none of ACL, American Barge or CBL conducts any operations independent of such ownership.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim periods presented herein are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.

For further information, refer to the consolidated financial statements and footnotes thereto, included in the Company’s annual filing on Form 10-K filed with the Securities and Exchange Commission (“SEC”) for the year ended December 31, 2005.

Certain prior year amounts have been reclassified in these financial statements to conform to the current year presentation.

Note 2.	Earnings per Share

Per Share data is based upon the average number of shares of common stock of ACL, par value one cent per share (“Common Stock”), outstanding during the relevant period. Basic earnings per share are calculated using only the average number of issued and outstanding shares of Common Stock. Diluted earnings per share, as calculated under the treasury stock method, includes the average number of shares of additional Common Stock issuable for all dilutive stock options, restricted stock, restricted stock units and performance share units whether or not currently exercisable. During the quarter ended March 31, 2006 performance share units were issued to certain senior management personnel. These units contain specific long term performance-based criteria which must be met prior to the vesting of the awards. Though as of the end of the period these conditions have not yet been met, these

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

contingently issuable shares have been included in the computation of Diluted Earnings Per Share based on performance to date. Basic and diluted earnings per common share are calculated as follows:

	Quarter Ended	Quarter Ended
	March 31,	March 31,
	2006	2005

Net Income (Loss)	$11,148	$(6,328)
Weighted average common shares outstanding (used to calculate basic earnings per share)	30,234,894	N/A	(1)
Pro forma shares if all dilutive potential common shares outstanding during the period were exercised	1,016,704	N/A	(1)
Shares used to calculate diluted earnings per share	31,251,598	N/A	(1)
Basic earnings per share	$0.37	N/A	(1)
Diluted earnings per share	$0.36	N/A	(1)

(1)	The Company’s shares began trading on October 7, 2005 on the NASDAQ National Market under the symbol “ACLI”. Prior to trading on the NASDAQ National Market, ACL’s common stock was not listed or quoted on any national exchange or market system.

Note 3.	Acquisition and Merger of Vessel Leasing

Prior to January 12, 2005, ACL LLC owned a 50% interest in Vessel Leasing LLC (“Vessel Leasing”), a special purpose entity formed in 2001 and created expressly to buy barges from Jeffboat and charter the barges to American Commercial Barge Line LLC. On January 12, 2005, ACL LLC purchased the other 50% ownership interest in Vessel Leasing from Danielson Holding Corporation (“DHC”), making ACL LLC the sole owner of 100% of Vessel Leasing. ACL LLC paid $2,500 in cash for the acquisition. On December 14, 2005 Vessel Leasing LLC was merged into American Commercial Barge Line LLC which was the surviving entity.

Note 4.	Debt

	March 31,	December 31,
	2006	2005

Asset based revolver	$85,700	$70,000
2015 Senior Notes	130,000	130,000

Long-term debt	$215,700	$200,000

The asset based revolver provides $250,000 in available credit, subject to borrowing base limitations and is secured by certain assets of the Company. The borrowing base is currently sufficient to allow borrowings up to the maximum available under the facility. Total available credit as of March 31, 2006 is $162,855 based on the current outstanding balance of $85,700 and an outstanding letter of credit for $1,445 under the facility. The asset based revolver bears interest at LIBOR plus a margin or at prime plus a margin dependant upon the Consolidated Senior Leverage Ratio as defined in the asset based revolver loan agreement. The margins were 1.25% for the LIBOR based borrowings and 0% for the prime-based borrowings as of March 31, 2006. Interest rates varied from 5.86% to 7.75% during the quarter ended March 31, 2006. The 2015 Senior Notes have an aggregate, outstanding face amount of $130,000 bear interest at 9.5% semiannually in arrears and are due on February 15, 2015.

The asset based revolver is secured by the assets of the Company, other than those of the non-guarantor subsidiaries (See Note 11). The 2015 Senior Notes are unsecured but are guaranteed by all subsidiaries of ACL other than the non-guarantor subsidiaries (See Note 11). The asset based revolver and the indenture governing the 2015 Senior Notes (the “Indenture”) contain certain covenants. The asset based revolver contains a covenant as to the

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidated Senior Leverage Ratio as defined in the asset based revolver loan agreement. As of March 31, 2006, the Company is in compliance with all covenants.

The Company has an outstanding loan guarantee of $714 of the borrowings by one of its equity investees, GMS Venezuela C.A., from the International Finance Corporation.

Note 5.	Inventory

Inventory is carried at the lower of cost (average) or market and consists of the following:

	March 31,	December 31,
	2006	2005

Raw Materials	$8,911	$9,754
Work in Process	18,168	13,913
Parts and Supplies	21,455	21,309

	$48,534	$44,976

Note 6.	Taxes

The operating entities are wholly owned subsidiaries of the corporate parent, which is subject to U.S. federal and state income taxes on a consolidated basis.

In the first quarters of 2006 and 2005, an income tax expense (benefit) of $6,885 and $(2,366), respectively, was recognized on pre-tax income (pre-tax loss) of $18,033 and $(8,694), respectively for the same periods. The effective tax rate is the combined rate for domestic and foreign pre-tax income. The effective rate for domestic income tax is equal to the federal and state statutory rates after considering the deductibility of state income taxes for federal income taxes. The effective tax rate for foreign income tax is determined by the statutory rate in the respective country for foreign entities and required foreign withholding tax rates for U.S. entities with foreign source income.

Note 7.	Employee Benefit Plans

A summary of the Company’s pension and post-retirement plan net periodic benefit cost components follows:

	Quarter Ended
	March 31,	March 31,
	2006	2005

Pension
Service cost	$1,251	$1,170
Interest cost	2,143	2,024
Expected return on plan assets	(2,739)	(2,518)
Amortization of unrecognized losses	40	—

Net periodic benefit cost	$695	$676

Post-Retirement
Service cost	$80	$87
Interest cost	161	162

Net periodic benefit cost	$241	$249

Note 8.	Business Segments

The Company has two reportable business segments — transportation and manufacturing. The Company’s transportation segment includes barge transportation operations in North and South America and domestic fleeting

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

facilities that provide fleeting, shifting, cleaning and repair services at various locations along the inland waterways. The manufacturing segment manufactures marine equipment for external customers, as well as the Company’s domestic and international fleets.

Management evaluates performance based on segment earnings, which is defined as operating income. The accounting policies of the reportable segments are consistent with those described in the summary of significant accounting policies in the Company’s filing on Form 10-K for the year ended December 31, 2005. The items below reflect intersegment revenue. Intercompany sales are transferred at fair market value and intercompany profit is eliminated upon consolidation.

Reportable segments are business units that offer different products or services. The reportable segments are managed separately because they provide distinct products and services to internal and external customers.

OPERATING RESULTS BY BUSINESS SEGMENT
Quarters Ended March 31, 2006 and March 31, 2005

	Reportable Segments		All Other	Intersegment
	Transportation	Manufacturing	Segments(1)	Eliminations	Total

Quarter ended March 31, 2006
Total Revenue	$170,589	$50,519	$2,193	$(24,942)	$198,359
Intersegment Revenue	151	24,791	—	(24,942)	—

Revenue from external customers	170,438	25,728	2,193	—	198,359
Operating Expense
Materials, Supplies and Other	56,641	8,914	779	—	66,334
Rent	5,457	113	64	—	5,634
Labor and Fringe Benefits	21,605	12,516	564	—	34,685
Fuel	37,663	—	1	—	37,664
Depreciation and Amortization	11,288	439	355	—	12,082
Taxes, Other Than Income Taxes	4,425	58	54	—	4,537
Selling, General & Administrative	14,794	1,317	210	—	16,321

Total Operating Expenses	151,873	23,357	2,027	—	177,257
Operating Income	18,565	2,371	166	—	21,102
Quarter ended March 31, 2005
Total Revenue	$130,268	$16,289	$2,055	$(2,290)	$146,322
Intersegment Revenue	126	2,164	—	(2,290)	—

Revenue from external customers	130,142	14,125	2,055	—	146,322
Operating Expense
Materials, Supplies and Other	48,495	3,707	613	—	52,815
Rent	5,085	60	62	—	5,207
Labor and Fringe Benefits	22,158	9,563	538	—	32,259
Fuel		26,541	4	—	26,545
Depreciation and Amortization	11,498	438	343	—	12,279
Taxes, Other Than Income Taxes	4,259	98	60	—	4,417
Selling, General & Administrative	11,642	588	210	—	12,440

Total Operating Expenses	129,678	14,454	1,830	—	145,962
Operating Income (Loss)	464	(329)	225	—	360

(1)	Financial data for segments below the reporting thresholds is attributable to a segment operating terminals along the U.S. inland waterways and in Venezuela.

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9.	Contingencies

Certain legal actions are pending against the Company in which claims are made in substantial amounts. While the ultimate results of pending litigation cannot be predicted with certainty, management does not currently expect that resolution of these matters will have a material adverse effect on the Company’s consolidated results of operations, financial position and cash flows. Included in Other, net for the quarter ended March 31, 2006 is a $1,000 reduction in the amount of legal reserves as a result of the positive outcome from a U.S. District Court (the “Court”) decision dismissing an appeal related to the Bankruptcy Court’s December 2004 confirmation of the Company’s Plan of Reorganization. However, a notice of appeal of the dismissal was filed on April 28, 2006.

NOTE 10.	SHARE-BASED COMPENSATION

Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”) was issued in December 2004 and requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. The Company began expensing stock compensation, including stock options, for new award grants under its stock compensation plans on January 1, 2005 pursuant to the provisions of SFAS 123 prior to its revision. SFAS No. 123R was adopted by the Company at January 1, 2006. Since the Company had no surviving, outstanding share-based compensation agreements at January 1, 2005 and was expensing all stock compensation after that date, the impact of the adoption of the revised standard was limited to the reclassification in the accompanying balance sheets of the amount of unearned compensation related to share-based arrangements to other capital and to reclassification of the excess tax benefits from share-based compensation from a reduction of accrued taxes to a separate line item within the financing activities section in the accompanying statements of cash flows.

ACL reserved 1,818,704 shares for grants to management and directors under the American Commercial Lines Inc. Equity Award Plan for Employees, Officers and Directors (“Equity Award Plan”). Of these reserved shares, 764,976 shares of restricted stock have been granted and are included in the issued and outstanding shares as of March 31, 2006. Options to purchase 1,021,084 shares have also been granted as of March 31, 2006 under the ACL Equity Award Plan.

Additionally ACL reserved 1,440,000 shares for grants to employees under the ACL 2005 Stock Incentive Plan (“Stock Incentive Plan”), together with the Equity Award Plan (“the Plans”). Of these reserved shares, 56,072 shares of restricted stock have been granted and are included in the issued and outstanding shares as of March 31, 2006. Additionally, under the Company’s Stock Incentive Plan the following types of share-based compensation have been issued through March 31, 2006: Stock Options to purchase 266,076 shares, Restricted Stock Units for 208,660 shares, Performance Share Units for 41,074 shares. Neither the Restricted Stock Units or the Performance Share Units will be included in issued and outstanding shares until they are vested and all conditions of share issuance have been met. According to the terms of the grants, forfeitures occurred during the quarter ended March 31, 2006 for 2,320 Restricted Stock Units, 1,338 Performance Share Units and 5,018 Stock Options. According to the terms of the Plan these shares are available for future grants at March 31, 2006.

For all share-based compensation, as employees and directors rendered service over the vesting periods, general and administrative expense is recorded for the straight-line amortization of the grant date fair market value and other capital is correspondingly increased. Grant date fair market value for all non-option share-based compensation is the closing market value on the date of grant.

Restricted Shares — All of the restricted shares granted to date generally vest over three years in equal annual installments. The weighted average grant date fair value of the restricted share grants was $4.49 for the 2005 grants. One grant of 224,304 shares in 2005 under the Equity Award Plan vested on the grant date. During the quarters ended March 31, 2006 and 2005, $367 and $1,114 in restricted share expense was recognized, respectively. The amount of unamortized compensation related to restricted shares issued as of March 31, 2006 was $1,667 and

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$2,034 at December 31, 2005. No restricted shares were issued in 2006. The actual tax benefit realized on vesting of restricted shares was $332 in the quarter ended March 31, 2006 and $350 in the quarter ended March 31, 2005.

A summary of activity and related information for the Company’s Restricted Stock follows:

Shares

Restricted Stock issued at beginning of 2005	—
Restricted Stock granted during year ended December 31, 2005	821,048
Restricted Stock vested during year ended December 31, 2005	224,304
Restricted Stock forfeited during year ended December 31, 2005	—

Restricted Stock not vested at December 31, 2005	596,744
Restricted Stock granted during quarter ended March 31, 2006	—
Restricted Stock vested during quarter ended March 31, 2006	214,272
Restricted Stock forfeited during quarter ended March 31, 2006	—

Restricted Stock not vested at March 31, 2006	382,472

Stock Options — The stock options granted generally vest over three years in equal annual installments. Options generally expire ten years from the date of grant. There were options for a total of 208,000 shares granted to board members in 2005 that cliff vested in six months. During the quarters ended March 31, 2006 and 2005, $474 and $297, respectively, in stock option expense was recognized. The amount of unamortized compensation related to stock options issued as of March 31, 2006 was $2,842 and $1,441 at December 31, 2005 which will be recognized over the respective remaining vesting periods.

A summary of activity and related information for the Company’s stock options follows:

		Weighted
		Average
		Exercise
	Shares	Price

2005
Under option at beginning of 2005	—	—
Options granted during year ended December 31, 2005	1,105,192	$4.19
Options exercised during year ended December 31, 2005	—	—
Options forfeited or expired during year ended December 31, 2005	—	—

Under option at December 31, 2005	1,105,192	$4.19
Options exercisable at December 31, 2005	208,000	$4.1625
2006
Options granted during quarter ended March 31, 2006	181,968	$33.17
Options exercised during quarter ended March 31, 2006	—	—
Options forfeited or expired during quarter ended March 31, 2006	5,018	$33.63

Under option at March 31, 2006	1,282,142	$8.19
Options exercisable at March 31, 2006	525,701	$4.68
Shares available for future grants at March 31, 2006	909,438

Options outstanding at the end of March 31, 2006 had a weighted average remaining contractual life of 8.6 years and had exercise prices ranging from $4.1625 to $33.63.

The estimated weighted average fair value per option share granted was $2.26 for 2005 and $10.59 for 2006 using a Black-Scholes option pricing model, a closed-form fair value model, based on market prices at the date of

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

grant in both years. The following assumptions were used to determine fair value at the dates of option grants: weighted average risk free interest rate of 4.26% in 2005 and 4.48% in 2006, dividend yield of 0% in both years, volatility factor for the Company’s common stock price of 52% in 2005 and 21.3% in 2006 and a weighted average expected life of six years for options not forfeited in both years. Forfeitures are based on expected employee behaviors. The weighted average risk free interest rate within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The expected term represents the period of time the grants are expected to be outstanding. Expected volatility for grants made in 2005, before the stock was registered, was based on the implied volatility from over-the-counter, broker-executed trades from the beginning of such trading in 2005 until the date of grant. Expected volatility for grants after the stock’s registration is based on implied volatility of the Company’s closing stock price in the period of time from the registration and listing of the stock until the time of each grant. No options granted under the Plans had been exercised at March 31, 2006.

Restricted Stock Units — Most of the restricted stock units granted to date vest over three years in equal annual installments, while a less significant amount of the grants cliff vest twelve months from date of grant. The weighted average grant date fair value of the restricted stock grants was $33.59 for the 2006 grants. For the quarter ended March 31, 2006, $303 in restricted stock unit expense was recognized. The amount of unamortized compensation related to restricted stock units issued as of March 31, 2006 was $6,627, which will be amortized over the remaining vesting period. No restricted stock units were issued during 2005.

A summary of activity and related information for the Company’s Restricted Stock Units follows:

Shares

Restricted Stock Units issued at beginning of 2006	—
Restricted Stock Units granted during quarter ended March 31, 2006	208,660
Restricted Stock Units vested during quarter ended March 31, 2006	—
Restricted Stock Units forfeited during quarter ended March 31, 2006	2,320

Restricted Stock Units not vested at March 31, 2006	206,340

Performance Share Units — All of the performance share units granted to date generally cliff vest in three years and contain performance criteria. The weighted average grant date fair value of the performance share units was $33.63 for the 2006 grants. For the quarter ended March 31, 2006, $118 in performance share unit expense was recognized. The amount of unamortized compensation related to performance share units issued at of March 31, 2006 was $1,218 which will be amortized over the remaining vesting period of the award. No performance share units were issued during 2005.

A summary of activity and related information for the Company’s Performance Share Units follows:

Shares

Performance Share Units issued at beginning of 2006	—
Performance Share Units granted during quarter ended March 31, 2006	41,074
Performance Share Units vested during quarter ended March 31, 2006	—
Performance Share Units forfeited during quarter ended March 31, 2006	1,338

Performance Share Units not vested at March 31, 2006	39,736

Note 11.	Debtor Guarantor Financial Statements

The following supplemental financial information sets forth on a combined basis, combining statements of financial position, statements of operations and statements of cash flows for the guarantors and non-guarantor subsidiaries as of March 31, 2006 and December 31, 2005 and for the quarters ended March 31, 2006 and March 31, 2005.

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

Combining Statement of Operations for the Quarter Ended March 31, 2006

			Parent		Subsidiary	Non-		Combined
	ACL Inc.	Parent	Guarantor	Issuers	Guarantors	Guarantors	Eliminations	Totals
	(In thousands)

REVENUE	$—	$—	$—	$13,614	$197,737	$884	$(13,876)	$198,359
OPERATING EXPENSE
Materials, Supplies and Other	—	—	—	—	64,684	1,889	(239)	66,334
Rent	—	—	—	—	18,921	350	(13,637)	5,634
Labor and Fringe Benefits	—	—	—	—	33,480	1,205	—	34,685
Fuel	—	—	—	—	37,594	70	—	37,664
Depreciation and Amortization	—	—	—	9,245	2,305	532	—	12,082
Taxes, Other Than Income Taxes	—	—	—	—	4,537	—	—	4,537
Selling, General & Administrative	—	—	68	168	15,958	127	—	16,321

Total Operating Expenses	—	—	68	9,413	177,479	4,173	(13,876)	177,257

OPERATING (LOSS) INCOME	—	—	(68)	4,201	20,258	(3,289)	—	21,102
OTHER EXPENSE (INCOME)
Interest Expense	—	—	—	4,762	14	—	—	4,776
Other, Net	(11,418)	(11,418)	(19,258)	(19,819)	380	(769)	60,595	(1,707)

	(11,418)	(11,418)	(19,258)	(15,057)	394	(769)	60,595	3,069

INCOME (LOSS) BEFORE INCOME TAXES	11,418	11,418	19,190	19,258	19,864	(2,520)	(60,595)	18,033
INCOME TAXES (BENEFIT)	—	—	8,042	—	33	(1,190)	—	6,885

NET INCOME (LOSS)	$11,418	$11,418	$11,148	$19,258	$19,831	$(1,330)	$(60,595)	$11,148

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Combining Statement of Operations for the Quarter Ended March 31, 2005

			Parent		Subsidiary	Non-		Combined
	ACL Inc.	Parent	Guarantor	Issuers	Guarantors	Guarantors	Eliminations	Totals

REVENUE	$—	$—	$—	$8,135	$144,938	$2,535	$(9,286)	$146,322
OPERATING EXPENSE
Materials, Supplies and Other	—	—	—	—	51,035	1,831	(51)	52,815
Rent	—	—	—	—	14,030	412	(9,235)	5,207
Labor and Fringe Benefits	—	—	—	—	31,265	994	—	32,259
Fuel	—	—	—	—	26,490	55	—	26,545
Depreciation and Amortization	—	—	—	9,008	2,358	913	—	12,279
Taxes, Other Than Income Taxes	—	—	—	—	4,417	—	—	4,417
Selling, General & Administrative	—	—	—	104	11,516	820	—	12,440

Total Operating Expenses	—	—	—	9,112	141,111	5,025	(9,286)	145,962

OPERATING (LOSS) INCOME	—	—	—	(977)	3,827	(2,490)	—	360
OTHER EXPENSE (INCOME)
Interest Expense	—	—	—	9,766	133	463	—	10,362
Interest (Income) Expense from Affiliates	—	—	—	(107)	—	107	—	—
Other, Net	6,328	6,328	8,857	(1,779)	2,212	(1,107)	(22,147)	(1,308)

	6,328	6,328	8,857	7,880	2,345	(537)	(22,147)	9,054

(LOSS) INCOME BEFORE INCOME TAXES	(6,328)	(6,328)	(8,857)	(8,857)	1,482	(1,953)	22,147	(8,694)
INCOME TAXES (BENEFIT)	—	—	(2,529)	—	57	106	—	(2,366)

NET (LOSS) INCOME	$(6,328)	$(6,328)	$(6,328)	$(8,857)	$1,425	$(2,059)	$22,147	$(6,328)

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Combining Statement of Financial Position at March 31, 2006

			Parent		Subsidiary	Non-		Combined
	ACL Inc.	Parent	Guarantor	Issuers	Guarantors	Guarantors	Eliminations	Totals
	(In thousands)

ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$—	$—	$—	$3,309	$39	$7,505	$—	$10,853
Accounts Receivable, Net	—	—	—	40	90,522	1,349	—	91,911
Accounts Receivable — Intercompany	—	—	(11,991)	148,419	(136,122)	(306)	—	—
Materials and Supplies	—	—	—	—	46,661	1,873	—	48,534
Deferred Tax Asset — Current	—	—	2,913	—	—	—	—	2,913
Other Current Assets	—	—	—	1,127	19,048	1,542	—	21,717

Total Current Assets	—	—	(9,078)	152,895	20,148	11,963	—	175,928
PROPERTIES-Net	—	—	—	357,730	69,384	11,394	—	438,508
INVESTMENT IN SUBSIDIARIES	265,869	265,869	273,347	(11,256)	73,111	—	(866,940)	—
INVESTMENT IN EQUITY INVESTEES	—	—	—	—	4,252	905	—	5,157
OTHER ASSETS	—	—	—	6,939	7,350	68	—	14,357

Total Assets	$265,869	$265,869	$264,269	$506,308	$174,245	$24,330	$(866,940)	$633,950

LIABILITIES
CURRENT LIABILITIES
Accounts Payable	$—	$—	$—	$11,185	$16,070	$209	$—	$27,464
Accrued Payroll and Fringe Benefits	—	—	—	(115)	17,790	—	—	17,675
Deferred Revenue	—	—	—	—	18,063	—	—	18,063
Accrued Claims and Insurance Premiums	—	—	—	—	12,606	—	—	12,606
Accrued Interest	—	—	—	2,122	—	—	—	2,122
Accrued Reorganization Claims Settlements	—	—	—	—	1,414	—	—	1,414
Other Liabilities	—	—	(2,794)	75	35,134	124	—	32,539

Total Current Liabilities	—	—	(2,794)	13,267	101,077	333	—	111,883
LONG-TERM DEBT	—	—	—	215,700	—	—	—	215,700
PENSION LIABILITY	—	—	—	—	18,526	—	—	18,526
DEFERRED TAX LIABILITY	—	—	6,274	—	—	—	—	6,274
OTHER LONG-TERM LIABILITIES	—	—	—	—	11,002	4,696	—	15,698

Total Liabilities	—	—	3,480	228,967	130,605	5,029	—	368,081

STOCKHOLDERS’ EQUITY
Common Stock	307	—	—	—	—	1,813	(1,813)	307
Treasury Stock	(2,659)	—	—	—	—	—	—	(2,659)
Other Capital	251,114	248,762	248,762	246,339	—	51,211	(795,074)	251,114
Retained Earnings	22,961	22,961	17,881	40,364	53,002	(33,723)	(100,485)	22,961
Accumulated Other Comprehensive Loss	(5,854)	(5,854)	(5,854)	(9,362)	(9,362)	—	30,432	(5,854)

Total Stockholders’ Equity	265,869	265,869	260,789	277,341	43,640	19,301	(866,940)	265,869

Total Liabilities and Stockholders’ Equity	$265,869	$265,869	$264,269	$506,308	$174,245	$24,330	$(866,940)	$633,950

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Combining Statement of Financial Position at December 31, 2005

			Parent		Subsidiary	Non-		Combined
	ACL Inc.	Parent	Guarantors	Issuers	Guarantors	Guarantors	Eliminations	Totals
	(In thousands)

ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$—	$—	$—	$7,740	$38	$6,181	$—	$13,959
Accounts Receivable, Net	—	—	—	38	86,267	10,221	—	96,526
Accounts Receivable — Intercompany	—	—	(11,479)	152,705	(140,920)	(306)	—	—
Materials and Supplies	—	—	—	—	43,358	1,618	—	44,976
Deferred Tax Asset — Current	—	—	4,644	—	—	—	—	4,644
Other Current Assets	—	—	—	1,049	13,114	2,624		16,787

Total Current Assets	—	—	(6,835)	161,532	1,857	20,338	—	176,892
PROPERTIES-Net	—	—	—	347,849	65,975	11,917	—	425,741
INVESTMENT IN SUBSIDIARIES	253,701	253,701	255,492	(31,089)	74,442	—	(806,247)	—
INVESTMENT IN EQUITY INVESTEES	—	—	—	—	4,408	1,124	—	5,532
OTHER ASSETS	—	—	—	7,059	7,993	67	—	15,119

Total Assets	$253,701	$253,701	$248,657	$485,351	$154,675	$33,446	$(806,247)	$623,284

LIABILITIES
CURRENT LIABILITIES
Accounts Payable	$—	$—	$—	$20,518	$25,047	$1,952	$—	$47,517
Accrued Payroll and Fringe Benefits	—	—	—	(27)	22,330	—	—	22,303
Deferred Revenue	—	—	—	—	16,631	—	—	16,631
Accrued Claims and Insurance Premiums	—	—	—	—	13,361	—	—	13,361
Accrued Interest	—	—	—	5,179	—	—	—	5,179
Current Portion of Long-Term Debt	—	—	—	—	—	—	—	—
Accrued Reorganization Claims and Fees	—	—	—	—	2,724	—	—	2,724
Other Liabilities	—	—	(4,608)	195	22,242	5,144	—	22,973

Total Current Liabilities	—	—	(4,608)	25,865	102,335	7,096	—	130,688
LONG-TERM DEBT	—	—	—	200,000	—	—	—	200,000
PENSION LIABILITY	—	—	—	—	17,867	—	—	17,867
DEFERRED TAX LIABILITY	—	—	4,644	—	—	—	—	4,644
OTHER LONG-TERM LIABILITIES	—	—	—	—	10,664	5,720	—	16,384

Total Liabilities	—	—	36	225,865	130,866	12,816	—	369,583

STOCKHOLDERS’ EQUITY
Common Stock	307	—	—	—	—	1,813	(1,813)	307
Other Capital	247,435	247,742	247,742	247,742	—	53,746	(796,972)	247,435
Retained Earnings (Deficit)	11,813	11,813	6,733	21,106	33,171	(34,929)	(37,894)	11,813
Accumulated Other Comprehensive Loss	(5,854)	(5,854)	(5,854)	(9,362)	(9,362)	—	30,432	(5,854)

Total Stockholders’ Equity	253,701	253,701	248,621	259,486	23,809	20,630	(806,247)	253,701

Total Liabilities and Stockholders’ Equity	$253,701	$253,701	$248,657	$485,351	$154,675	$33,446	$(806,247)	$623,284

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Combining Statement of Cash Flows for the Quarter Ended March 31, 2006

			Parent		Subsidiary	Non-		Combined
	ACL Inc.	Parent	Guarantor	Issuers	Guarantors	Guarantors	Eliminations	Totals
	(In thousands)

Net Income (Loss)	$11,418	$11,418	$11,148	$19,258	$19,831	$(1,330)	$(60,595)	$11,148
Adjustments to Reconcile Net Income (Loss) to Cash:
Provided by (Used in) Operating Activities:
Depreciation and Amortization	—	—	—	9,245	2,305	532	—	12,082
Debt Issuance Cost Amortization	—	—	—	278	—	—	—	278
Loss on Property Dispositions	—	—	—	26	32	—	—	58
Other Operating Activities	(11,418)	(11,418)	(17,628)	(20,661)	4,760	(805)	60,595	3,425
Changes in Operating Assets and Liabilities:
Accounts Receivable	—	—	—	(1)	(4,256)	8,871	—	4,614
Intercompany Accounts Receivable/Payable	2,659	—	512	4,285	(7,456)	—	—	—
Materials and Supplies	—	—	—	—	(3,231)	(255)	—	(3,486)
Accrued Interest	—	—	—	(3,057)	—	—	—	(3,057)
Other Current Assets	—	—	1,731	(78)	(5,657)	1,082	—	(2,922)
Other Current Liabilities	—	—	1,814	9	(954)	(6,763)	—	(5,894)

Net Cash Provided by Operating Activities before Reorganization Items	2,659	—	(2,423)	9,304	5,374	1,332	—	16,246
Reorganization Items Paid	—	—	—	—	(309)	—	—	(309)

Net Cash Provided by Operating Activities	2,659	—	(2,423)	9,304	5,065	1,332	—	15,937

INVESTING ACTIVITIES
Property Additions	—	—	—	(19,728)	(5,139)	(8)	—	(24,875)
Proceeds from Property Dispositions	—	—	—	—	153	—	—	153
Other Investing Activities	—	—	—	(149)	(73)	—	—	(222)

Net Cash Used in Investing Activities	—	—	—	(19,877)	(5,059)	(8)	—	(24,944)

FINANCING ACTIVITIES
Revolving Credit Facility Borrowings	—	—	—	15,700	—	—	—	15,700
Outstanding Checks	—	—	—	(9,540)	(5)	—	—	(9,545)
Debt Costs	—	—	—	(13)	—	—	—	(13)
Tax Benefit of Share-Based Compensation	—	—	2,423	—	—	—	—	2,423
Acquisition of Treasury Stock	(2,659)	—	—	—	—	—	—	(2,659)
Other Financing Activities	—	—	—	(5)	—	—	—	(5)

Net Cash (Used In) Provided by Financing Activities	(2,659)	—	2,423	6,142	(5)	—	—	5,901

(Decrease) Increase in Cash and Cash Equivalents	—	—	—	(4,431)	1	1,324	—	(3,106)
Cash and Cash Equivalents at Beginning of Period	—	—	—	7,740	38	6,181	—	13,959

Cash and Cash Equivalents at End of Period	$—	$—	$—	$3,309	$39	$7,505	$—	$10,853

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Combining Statement of Cash Flows for the Quarter Ended March 31, 2005

			Parent		Subsidiary	Non-		Combined
	ACL Inc,	Parent	Guarantor	Issuers	Guarantors	Guarantors	Eliminations	Totals

Net (Loss) Income	$(6,328)	$(6,328)	$(6,328)	$(8,857)	$1,425	$(2,059)	$22,147	$(6,328)
Adjustments to Reconcile Net (Loss) Income to Net Cash Provided by (Used in) Operating Activities:
Depreciation and Amortization	—	—	—	9,008	2,358	913	—	12,279
Debt Issuance Cost Amortization	—	—	—	2,300	—	36	—	2,336
(Gain) Loss on Property Dispositions	—	—	—	(270)	1	(58)	—	(327)
Other Operating Activities	6,328	6,328	9,654	4,971	264	(5,149)	(21,891)	505
Changes in Operating Assets and Liabilities:
Accounts Receivable	—	—	—	84	(2,379)	5,521	—	3,226
Intercompany Accounts Receivable/Payable	—	—	1	(19,619)	17,118	2,500	—	—
Materials and Supplies	—	—	—	—	(13,050)	365	—	(12,685)
Accrued Interest	—	—	—	2,351	54	261	—	2,666
Other Current Assets	—	—	(437)	689	666	(402)	(364)	152
Other Current Liabilities			(2,890)	1,927	10,093	(1,675)	108	7,563

Net Cash (Used in) Provided by Operating Activities before Reorganization Items	—	—	—	(7,416)	16,550	253	—	9,387
Reorganization Items Paid	—	—	—	—	(9,143)	—	—	(9,143)

Net Cash (Used in) Provided by Operating Activities	—	—	—	(7,416)	7,407	253	—	244

INVESTING ACTIVITIES
Property Additions	—	—	—	(2,611)	(1,325)	—	—	(3,936)
Proceeds from Property Dispositions	—	—	—	3,738	178	140	—	4,056
Net Change in Restricted Cash	—	—	—	—	—	(285)	—	(285)
Investment in Vessel Leasing LLC	—	—	—	(2,500)	—	—	—	(2,500)
Other Investing Activities	—	—	—	322	(985)	—	—	(663)

Net Cash Used in Investing Activities	—	—	—	(1,051)	(2,132)	(145)	—	(3,328)

FINANCING ACTIVITIES
Long-Term Debt Repaid	—	—	—	(381,546)	—	(247)	—	(381,793)
Revolving Credit Facility Borrowings	—	—	—	170,710	—	—	—	170,710
2015 Senior Note Borrowings	—	—	—	200,000	—	—	—	200,000
Outstanding Checks	—	—	—	—	(5,275)	—	—	(5,275)
Debt Costs	—	—	—	(12,254)	—	—	—	(12,254)
Other Financing Activities	—	—	—	—	—	(581)	—	(581)

Net Cash Used in Financing Activities	—	—	—	(23,090)	(5,275)	(828)	—	(29,193)

Decrease in Cash and Cash Equivalents	—	—	—	(31,557)	—	(720)	—	(32,277)
Cash and Cash Equivalents at Beginning of Period	—	—	—	39,452	30	7,163	—	46,645

Cash and Cash Equivalents at End of Period	$—	$—	$—	$7,895	$30	$6,443	$—	$14,368

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is provided as a supplement to the accompanying condensed consolidated financial statements and footnotes to help provide an understanding of the financial condition, changes in financial condition and results of operations of American Commercial Lines Inc. (the “Company”). MD&A should be read in conjunction with, and is qualified in its entirety by reference to, the accompanying condensed consolidated financial statements and footnotes. MD&A is organized as follows:

•	Overview. This section provides a general description of the Company and its business, as well as developments the Company believes are important in understanding the results of operations and financial condition or in understanding anticipated future trends.

•	Results of Operations. This section provides an analysis of the Company’s results of operations for the three months ended March 31, 2006 compared to the results of operations for the three months ended March 31, 2005.

•	Liquidity and Capital Resources. This section provides an overview of the Company’s sources of liquidity, a discussion of the Company’s debt that existed as of March 31, 2006 and an analysis of the Company’s cash flows for the three months ended March 31, 2006.

•	Changes in Accounting Standards. This section discusses certain changes in accounting and reporting standards applicable to the Company.

•	Critical Accounting Policies. This section discusses any significant changes in accounting policies that are considered important to the Company’s financial condition and results of operations, require significant judgment and require estimates on the part of management in application from those previously described in the Company’s filing on Form 10-K for the year ended December 31, 2005. The Company’s significant accounting policies include those considered to be critical accounting policies.

•	Quantitative and Qualitative Disclosures about Market Risk. This section discusses our analysis of significant changes in exposure to potential loss arising from adverse changes in fuel prices, interest rates and foreign currency exchange rates in the period since our filing on Form 10-K for the fiscal year ended December 31, 2005.

•	Risk Factors and Caution Concerning Forward-Looking Statements. This section references important factors that could adversely affect the operations, business or financial results of the Company or its business segments and the use of forward-looking information appearing in this filing on Form 10-Q, including in MD&A and the condensed consolidated financial statements. Such information is based on management’s current expectations about future events, which are inherently susceptible to uncertainty and changes in circumstances.

OVERVIEW

Our Business

We are one of the largest and most diversified marine transportation and service companies in the United States, providing barge transportation and related services under the provisions of the Jones Act, as well as the manufacturing of barges, towboats and other vessels. We are the second largest provider of dry cargo barge transportation and liquid cargo barge transportation on the Inland Waterways (consisting of the Mississippi River System, its connecting waterways and the Gulf Intracoastal Waterway), accounting for 15.8% of the total inland dry cargo barge fleet and 13.3% of the total inland liquid cargo barge fleet as of December 31, 2005 according to Informa Economics, Inc., a private forecasting service (“Informa”). Our manufacturing subsidiary, Jeffboat LLC, was the second largest manufacturer of dry cargo and tank barges in the United States as of December 31, 2005. As of March 31, 2006, within our domestic fleet, we operated 3,174 barges, 2,580 of which were owned by us. In addition, we operated 122 towboats owned by us, with an additional 26 towboats operated exclusively for us by third parties. Our barges operated included 2,418 covered dry cargo barges, 371 open dry cargo barges and 385 tank barges, which are used to transport liquid cargoes. All of our tank barges meet or exceed current U.S. Coast Guard requirements for double-hull modifications. We provide additional value-added services to our customers, including third-party logistics through our BargeLink LLC joint venture, and we provide container handling services between Chicago and New Orleans. Our operations incorporate advanced fleet management practices and information technology systems, including our proprietary RiverTrac real-time GPS barge tracking system, which allows us to effectively manage our fleet. We also operate on the Orinoco River in Venezuela and the Higuamo River in the Dominican Republic through our international subsidiaries.

Market conditions for our business continued to improve significantly in the first quarter of 2006 continuing the trend begun in the first half of 2004. Through March 31, 2006, we continued to experience an increase in market freight rates for dry and liquid cargo commodities. The increase has been driven by a reduction in the industry supply of dry cargo barges and an increasing demand for freight transported. Our average rates per ton-mile for dry cargo freight and liquid cargo freight increased approximately 30% and 24%, respectively, in the first quarter of 2006 compared to the first quarter of 2005. The positive impact from increased freight rates to our operating results was partially offset by an approximate $0.48 per gallon increase in fuel price in the first quarter of 2006 compared to the first quarter of 2005. As a result our average rates per ton-mile for dry cargo freight and liquid cargo freight increased, on a fuel neutral basis, approximately 24% and 11%, respectively in the first quarter of 2006 compared to the first quarter of 2005.

First quarter 2006 results benefited from very favorable operating conditions, stronger than normal freight demand resulting from carryover tonnage from the fourth quarter and the hurricanes, accelerated productivity improvements in our manufacturing segment and a strong rate environment and a larger percentage of our business being priced at spot rates. We do not expect to benefit from such positive weather conditions in the first quarter of every year. Typically, the first quarter is the most challenging on the river due to icing. This year we experienced minimal icing on the Mississippi and Illinois Rivers between Chicago and St. Louis, which we regard as highly unusual.

In addition, we increased the amount of our transportation business which is sold in the spot market from a range of 20% to 25% in 2005 to a range of 30% to 35% of the total in 2006. Our spot business experienced a favorable rate environment driven by demand in the first quarter of 2006. The higher percentage of our business now sold in the spot market is benefiting from this trend on a year-over-year basis.

Our cash operating costs consist primarily of purchased services, materials, supplies and repairs (presented as “materials, supplies and other” on the consolidated statements of operations), labor and fringe benefits, fuel, rent and fuel user tax, along with selling, general and administrative costs.

Our Fleet Profile

The changes in the number of domestic barges operated for the first quarter of 2006 are presented below:

Domestic Barges	Dry	Tankers	Total

Barges operated as of the end of 2005	2,803	371	3,174
Retired	(20)	(1)	(21)
New builds	11	15	26
Change in number of barges leased	(5)	—	(5)

Barges operated as of the end of the first quarter 2006	2,789	385	3,174

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

The demand for dry cargo freight on the Inland Waterways is driven by the production volumes of dry bulk and non-bulk commodities transported by barge as well as the attractiveness of barging as a means of freight transportation. The major drivers of demand for dry cargo freight are coal for domestic utility companies, industrial and coke producers and export markets; construction commodities such as cement, limestone, sand and gravel; and coarse grain, such as corn and soybeans, for export markets. Other commodity drivers include products used in the manufacturing of steel, finished and partially-finished steel products, aluminum ore, salt, gypsum, fertilizer and forest products.

The demand for our liquid freight is driven by the demand for bulk chemicals used in domestic production, including styrene, methanol, ethylene glycol, propylene oxide, caustic soda and other products. It is also affected by the demand for clean petroleum products and agricultural-related products such as ethanol, vegetable oil, bio diesel, ethanol and molasses.

As we are primarily a covered hopper barge operator, the demand for coarse grain freight, particularly transport demand for corn, is an important driver of our revenue. The United States Department of Agriculture (the “USDA”) currently forecasts 2005/2006 crop year corn exports of 1.95 billion bushels as compared to 1.81 billion bushels for the 2004/2005 crop year, a projected increase of approximately 10%. Crop years are measured from September 1 through August 31 of the next calendar year. The 2005/2006 crop year corn harvest is currently estimated to have been approximately 11.1 billion bushels, which is below the record 11.8 billion bushels estimated for 2004/2005 but still would be the second largest crop on record, according to Informa. We believe that the 2005/2006 corn crop production combined with significant stock still in storage from that crop drove strong demand for barge freight in the first quarter of 2006. We believe that estimated corn harvest size and export estimates bode well for continuing demand for barge transportation service for the balance of the year.

Over the past few years, increasing utilization of existing coal-fired power generating capacity and increasing demand for coke (used in the production of steel) have resulted in increased demand for both steam coal and metallurgical coal. According to the U.S. Energy Information Administration, the high spot and forward prices of natural gas and oil, falling utility stockpiles, increased utilization and expansion of existing coal-fired power plants, new construction of coal-fired power plants, strong steel demand and the weak dollar are expected to contribute to continued growth in demand for coal in both domestic and export markets in 2006 and 2007. In addition, due to clean air laws that are resulting in the use of limestone to reduce sulfur emissions from coal-fired electricity generation, we expect to see significant increases in limestone and, to a lesser extent, gypsum movements by barge.

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

From a barge supply standpoint, we believe that existing capacity will continue to be retired from the barging sector. According to Informa, from 1998 to 2005, the industry fleet size was reduced by 2,407 dry and 114 tank barges for a total of 2,521 barges, or a 10.9% reduction, to its 2005 year-end level of 17,789 dry and 2,782 tank barges or a total of 20,571 barges. This level represents the lowest number of barges in operation within our industry since 1992 and the seventh consecutive year of declining overall capacity. We believe capacity will continue to be taken out of the industry as older barges reach the end of their useful lives. The average economic useful life of a dry cargo barge is generally estimated to be between 25 and 30 years.

Freight rates in both the dry and liquid freight markets are a function of the relationship between the amount of freight demand for these commodities and the number of barges available to load freight. We believe that the current supply/demand relationship for dry cargo freight indicates that the recent improvements in market freight rates will be sustained into the near term with the possibility of further increases in freight rates. We believe that the supply/demand relationship for liquid freight will remain steady with freight rates to be moderately higher. Our fixed price grain contract with Cargill, our largest customer, expired at the end of 2005, converting approximately 11% of our domestic barging revenue from a fixed contract base price to spot market pricing in 2006. This has resulted in an increase in spot market transactions from approximately 20% to 25% of freight transport volume in 2005 to approximately 30% to 35% in 2006 year to date.

During the first quarter of 2006, the Company announced increases in certain of its demurrage charges (the amount charged for customer delays in loading or unloading the Company’s barges). For grain shipments the new terms which will become effective in September of 2006, consisted of billing on the origin weights, payment in 15 days and reducing the number of free days to three at origin and three at destination, from the previous of five for each, and increasing the demurrage charges from $150 to $200 on the next 10 days, and from $200 for the next 10 days and $275 per day thereafter to $300 per day on all days beyond the first 10. For coal and other bulk products the new terms which became effective January 1, 2006, consisted of payment in 15 days, reducing the number of free days to five at origin and destination, from six days, and increasing the per day demurrage charges from $200 and $250, respectively, to $300. We believe that these new terms more closely reflect what exists in the shipping marketplace today for all modes of transportation. The Company felt that the increases were necessary to increase incentives to customers to load and unload barges more quickly, given the ongoing overall reduction in the number of barges in operation. We cannot predict the overall impact that the announced increases may have on the customers that constitute the Company’s spot market. However, we believe that most of our major competitors have increased demurrage charges in a similar manner mitigating potential volume-related exposure to the Company. The Company does not believe that the increased demurrage rates will drive significant changes in revenues over time, but believes that the new terms will increase asset turnover.

From an expense standpoint, fuel price increases may reduce the profitability of spot barge moves even though the first quarter spot market allowed for recovery of a portion of this unprotected fuel price exposure in the spot rate quotes. We estimate that approximately 80% of first quarter 2006 fuel price exposure for fuel used by our vessels was covered through rate adjustment clauses in our term contracts. While most contract adjustments were historically deferred one quarter, we have been changing the frequency of rate adjustments for fuel price from quarterly to monthly as we renew our contract business.

From time to time, we have had discussions with entities expressing interest in acquiring our Venezuelan operations. While we do not currently have an agreement in place, we would consider the sale of our Venezuelan operations in exchange for fair consideration. While such a sale would result in a one-time boost to cash from investing activities, it would decrease cash flow from operating activities on a going-forward basis due to the elimination of the cash flow stream from our Venezuelan operations.

Manufacturing.  At the end of the first quarter of 2006, the Jeffboat vessel manufacturing backlog for external customers was approximately $360 million of contracted revenue extending into mid-2008, an increase of approximately $90 million from the end of 2005. All of the contracts in the backlog contain steel price adjustments. The actual price of steel at the time of construction may result in contract prices that are greater than or less than those used to calculate the backlog at the end of the first quarter of 2006. This backlog excludes our internal planned construction of replacement barges. Over 50% of Jeffboat’s total first quarter 2006 revenue was internal manufacturing and repair for the domestic transportation business. For the full year, we expect internal manufacturing and repair revenue for our transportation segment to be approximately 25% of Jeffboat’s total revenue.

Recent Developments

Manufacturing.  On May 1, 2006 , Jeffboat announced that it had secured a $30 million multi-year contract with Statia Terminals New Jersey, Inc., a division of Valero, LP to build ABS certified ocean tank barges. Construction is expected to begin in the fourth quarter of 2006 for deliveries in 2007 and 2008. Valero, LP is the largest refiner in North America. Including this contract Jeffboat’s manufacturing backlog as of the date of the announcement was approximately $400 million. The contract contains adjustment clauses, primarily for the price of steel.

RESULTS OF OPERATIONS

AMERICAN COMMERCIAL LINES INC. OPERATING RESULTS by BUSINESS SEGMENT
Quarter Ended March 31, 2006 as compared with Quarter Ended March 31, 2005

			2006	% of Consolidated
	Quarters Ended		Better	Revenue
	March 31,	March 31,	(Worse)	First Quarter	First Quarter
	2006	2005	Than 2005	2005	2004
	(Dollars in thousands except where noted)

REVENUE
Domestic Transportation	$170,231	$129,109	$41,122	85.8%	88.3%
International Transportation	207	1,033	(826)	0.1%	0.7%
Manufacturing (external and internal)	50,519	16,289	34,230	25.5%	11.1%
Other	2,193	2,055	138	1.1%	1.4%
Intersegment manufacturing elimination	(24,791)	(2,164)	(22,627)	(12.5)%	(1.5)%

Consolidated Revenue	$198,359	$146,322	$52,037	100.0%	100.0%
OPERATING EXPENSE
Domestic Transportation	$148,342	$125,352	$(22,990)
International Transportation	3,531	4,326	795
Manufacturing (external and internal)	43,501	16,618	(26,883)
Other	2,027	1,830	(197)
Intersegment manufacturing elimination	(20,144)	(2,164)	17,980

Consolidated Operating Expense	$177,257	$145,962	$(31,295)	89.4%	99.8%
OPERATING INCOME
Domestic Transportation	$21,889	$3,757	$18,132
International Transportation	(3,324)	(3,293)	(31)
Manufacturing (external and internal)	7,018	(329)	7,347
Other	166	225	(59)
Intersegment manufacturing elimination	(4,647)	—	(4,647)

Consolidated Operating Income	$21,102	$360	$20,742	10.6%	0.2%
Interest Expense	4,776	10,362	5,586
Other Expense (Income)	(1,707)	(1,308)	399

Income (Loss) before Income Taxes	$18,033	$(8,694)	$26,727
Income Taxes (Benefit)	6,885	(2,366)	(9,251)

Net Income (Loss)	$11,148	$(6,328)	$17,476

Domestic Barges Operated (average of period beginning and end)	3,174	3,228	(54)
Domestic Transportation
Revenue per Barge Operated	$53,633	$39,997	$13,636

Revenue.  Consolidated revenue for the first quarter of 2006 increased 35.6% to $198.4 million from $146.3 million for the first quarter of 2005 driven primarily by the following factors.

Domestic Transportation Revenue increased $41.1 million primarily due to higher freight rates, which drove a $27.3 million increase over the first quarter of the prior year. Higher volume drove $10.2 million of the increase. The volume change resulted from increased grain and liquid volume, partially offset by lower other bulk volume. Higher demurrage and towing revenues, also contributed to the barging revenue increase.

Revenue per barge operated for the first quarter of 2006 increased 34.1% to $53,633 from $39,997 for the first quarter of 2005. Average fuel neutral rates per ton-mile for dry cargo freight and liquid cargo freight increased approximately 24% and 11%, respectively, for the first quarter of 2006 as compared to the first quarter of 2005. We estimate that customer contract adjustments for fuel price accounts for approximately $7.9 million of the rate increase in revenue quarter over quarter. Total domestic ton miles transported increased to 10.2 billion for the first quarter of 2006 as compared to 9.7 billion for the same period last year. The increased liquid volume was lead by chemicals and petroleum products. Overall volume increases in the market included increased volumes of ethanol and bio-diesel as well as strong to steady demand in all of the other petro-chemical and refined products markets. Dry volume was led by corn exports, which benefited from the ocean freight spread now favoring the central Gulf over the Pacific Northwest and anticipated reduction of exports by China.

Manufacturing revenue from Jeffboat sales to third parties increased $11.5 million over the first quarter of 2005. The sales to third parties represent 52 more dry hopper barges and 9 less tank barges than in the same period of the prior year. Additionally, Jeffboat’s revenues increased $22.0 million in the first quarter of 2006 compared to the same period in 2005 due to higher inter-company sales for 11 dry hopper and 15 tank barges sold to the domestic barging operation. Jeffboat also performed $0.6 million more inter-company marine repairs than in the first quarter of the prior year. All inter-company sales revenue is eliminated upon consolidation.

International Transportation Revenue was $.8 million lower than the prior year based on lower volume during the current year period. During the first quarter operations are seasonally limited.

Operating Expense.  Consolidated operating expense for the first quarter of 2006 increased 21.4% to $177.3 million from $146.0 million for the first quarter of 2005 driven by the following factors.

Domestic Transportation expenses increased $23.0 million to $148.3 million in the first quarter of 2006 compared to the same period in 2005, primarily due to $11.1 million in higher fuel expense, $8.3 million higher materials, supplies and other expense, and $3.9 million higher selling, general and administrative expenses. The increase in fuel expense was driven by a 48 cent per gallon increase in price and 942,000 more gallons used in 2006. Fuel expense has continued to rise as a direct result of increased fuel prices. Although the pricing of spot business incorporates the current fuel price environment, the profit of spot business can be affected by changes in fuel price. Term contracts are in place for approximately 62% of 2006 projected barge freight moves. Rate adjustment provisions, that protect term contract freight and towing revenue from fuel price increases, effectively protect 70% to 80% of our 2006 fuel price exposure. Historically, contract adjustments have typically been deferred one calendar quarter. We are have been changing the frequency of rate adjustments for fuel price from quarterly to monthly as we renew our contract business, further limiting our fuel expense exposure. The increase in materials, supplies and other expense was driven by higher expenses for boats and crews chartered ( $2.7 million), for third-party towing ($1.8 million), for boat and barge repairs ($2.1 million), for external harbor tug services ($0.7 million), for insurance claims ($0.6 million) and for supplies ($0.4 million). Selling, general and administrative expense increased $3.9 million in the first quarter of 2006 compared to the first quarter of 2005 due to $2.5 million in increased expense for salary and benefits, incentive bonus and stock compensation (which includes approximately $0.6 million in contractual acceleration of share-based compensation to a severed employee), $0.6 million in increased consulting regarding compliance with Sarbanes-Oxley Section 404 and $0.4 million in severance expense.

Manufacturing operating expenses increased $8.9 million to $23.4 million in the first quarter of 2006 from the same period in 2005 due to the increased production volume driven direct labor (partially offset by higher labor efficiency in our manufacturing operation) and higher other production volume expenses. Direct labor hours per barge were reduced approximately 8% in the quarter ended March 31, 2006 over the same period of the prior year.

International Transportation operating expenses were lower than the first quarter of the prior year due to an $0.8 million reversal of previously accrued commissions for an arrangement to receive revenues in U.S. dollars. (See Item 3 — Foreign Currency Exchange Rate Risk).

Operating Income.  Operating income of $21.1 million rose $20.7 million in the first quarter of 2006 compared to the first quarter of 2005. Operating income, as a percent of consolidated revenue rose to 10.6% in the first quarter of 2006, compared to 0.2% in the first quarter of 2005. The increase was primarily a result of improvement in the operating ratio in domestic transportation to 12.8% from 2.9% in the first quarters ended March 31, 2006 and 2005, respectively, and, to a lesser extent, to improvements in the operating margin of the manufacturing segment to 9.2% from (2.3%) in the first quarters ended March 31, 2006 and 2005, respectively. In the domestic transportation segment, on a percentage of segment revenue basis labor and fringe benefits and material, supplies and other were 44.5% of revenue in the first quarter of 2006 compared to 52.8% in the first quarter of 2005, despite increasing in dollar terms. Depreciation and amortization which was relatively unchanged in dollars, due to the decline in the total fleet, represented 6.4% in the first quarter of 2006, but 8.6% in the first quarter of 2005. Fuel costs increased to 22.1% in the first quarter of 2006 compared to 20.5% in the first quarter of 2005. Selling, general and administrative expenses increased slightly as a percentage of segment revenue to 8.6% in the first quarter of 2006 compared to 8.2% in the first quarter of 2005. The increases in fuel and selling, general and administrative expenses partially offset the operating ratio improvement in the domestic transportation segment. Manufacturing operating margins improved primarily due to labor and fringe benefit efficiencies driven by both the higher production volume in the first quarter of 2006 when compared to 2005 and to the continuous improvement program in place at Jeffboat. These improvements, within the segment were offset by higher non-labor cost of sales (shown herein as material, supplies and other) related to the mix of barges manufactured in each year.

Interest Expense.  Interest expense for the first quarter of 2006 decreased to $4.8 million from $10.3 million for the first quarter of 2005. The decrease was due to $2.5 million less interest due to lower debt balances; $2.1 million in lower debt issuance and discount amortization due to the write-off in the first quarter of 2005 of debt issuance cost on financing replaced by the current debt structure and, less significantly, to lower remaining debt issuance costs related to the lower amount of Senior notes outstanding in the first quarter of 2006; $0.5 million in lower interest due to the prior year repayment of indebtedness and $0.5 million due to lower interest rate margins under our asset based revolver compared to the margins under our former loans. These decreases were partially offset by a $0.3 million increase in interest due to a higher LIBOR base interest rate. LIBOR is the primary base rate for borrowings under our asset based revolver. The margins are added to LIBOR to arrive at the total interest rate on our bank debt.

Other Income.  Other income increased to $1.7 million in the first quarter of 2006 from $1.3 million in the first quarter of 2005 primarily due to a $1.0 million reduction in the amount of legal reserves as a result of the positive outcome from a U.S. District Court decision denying an appeal related to the U.S Bankruptcy Court’s December 2004 confirmation of the Company’s Plan of Reorganization (see also Part II Item I Legal Proceedings), offset by lower gains on property dispositions.

Income Tax Expense.  In the first quarter of 2006, an income tax expense of $6.9 million was recognized on pre-tax income of $18.0 million. In the first quarter of 2005, an income tax benefit of $2.4 million was recognized on pre-tax loss of $8.7 million. The effective tax rate is the combined rate for domestic and foreign pre-tax income. The effective rate for domestic income tax is equal to the federal and state statutory rates after considering the deductibility of state income taxes for federal income taxes. The effective tax rate for foreign income tax is determined by the statutory rate in the respective country for foreign entities and required foreign withholding tax rates for U.S. entities with foreign source income.

Net Income (Loss).  Net income increased to $11.1 million in the first quarter of 2006 from net loss of $(6.3) million in the first quarter of 2005, due to the reasons noted above.

LIQUIDITY AND CAPITAL RESOURCES

Our funding requirements include capital expenditures (including new barge purchases), vessel and barge fleet maintenance, interest payments and other working capital requirements. Our primary sources of liquidity are cash generated from operations, borrowings under the asset based revolver and, to a lesser extent, barge scrapping activity and cash proceeds from the sale of non-core assets. We expect that cash flows from operations and access to our credit facility will be sufficient to meet planned working capital, capital expenditures and other cash requirements during 2006.

Our cash operating costs consist primarily of purchased services, materials and repairs (presented as “materials, supplies and other” on the consolidated statement of operations), fuel, labor and fringe benefits and selling, general and administrative costs.

Capital expenditures are a significant use of cash in our operations totaling $24.9 million in the quarter ended March 31, 2006. Capital is expended primarily to fund the building of new barges to replace retiring barges, to increase the useful life or enhance the value of towboats and barges and to replace or improve equipment used in manufacturing or other lines of business. We expect total expenditures for property and equipment to be $85.0 million to $90.0 million in 2006, including approximately $17.0 million for the replacement of older tank barges with new tank barges and approximately $30.0 million for the replacement of older dry cargo barges with new dry cargo barges. The remaining capital expenditures will be made for vessel and facility improvements and maintenance that extends the useful life or enhances the function of our assets. Sources of funding for these capital expenditures and other investments include cash flow from operations, borrowings under the asset based revolver and, to a lesser extent, proceeds from barge scrapping activities. The strong freight rate environment is providing incentive to repair older barges in order to extend their life for a short term. The decisions of barge operators, including ourselves, to repair certain barges instead of scrapping them is currently resulting in reduced proceeds from our scrapping activities and an increase in our expenses for repairs.

Our Indebtedness

As of March 31, 2006, we had total indebtedness of $216.2 million. This included $130.0 million in 2015 Senior Notes, $85.7 million drawn under the asset based revolver and $0.5 million in capital lease obligations. The $0.5 million in outstanding capital lease obligations were included in other current and long-term liabilities on the consolidated statement of financial position as of March 31, 2006. Under the October 13, 2005 amendment to the asset based revolver, interest rates vary based on a quarterly determination of the Company’s Consolidated Senior Leverage Ratio, as defined by the agreement. Based on the calculation for the rolling twelve months ended March 31, 2006 and effective May 1, 2006 the LIBOR margin that the Company is obligated to pay on borrowings under the agreement was reduced from 125 basis points to 100 basis points.

Net Cash, Capital Expenditures and Cash Flow

Net cash provided by operating activities was $15.9 million in the first quarter of 2006 and $0.2 million in the first quarter of 2005. The increase in net cash provided by operating activities in 2006 as compared to 2005 was due primarily to improved earnings and improved working capital management.

Reorganization items paid of $0.3 million were also lower for 2006 compared to $9.1 million in 2005. Reorganization items paid in 2006 were primarily for legal and consulting fees.

Net cash provided by operating activities and borrowing under our asset based revolver during the first quarter of 2006 was used primarily to fund capital expenditures and working capital needs.

Net cash used in investing activities was $24.9 million in the first quarter of 2006 and $3.3 million in the first quarter of 2005. Capital expenditures were $24.9 million and $3.9 million in the first quarters of 2006 and 2005, respectively. Capital expenditures in 2006 included $11.3 million for the construction of tank barges and $5.7 million for the construction of dry cargo barges. The remaining $7.9 million in domestic cash capital expenditures in 2006 was primarily for marine equipment maintenance, improvements of office facilities and improvements to the Jeffboat manufacturing facility.

On January 12, 2005, we purchased the remaining 50% membership interest in Vessel Leasing LLC from Danielson Holding Corporation, our former parent company, for $2.5 million. After the purchase, ACL LLC owned 100% of the member’s interest in Vessel Leasing LLC. Vessel Leasing LLC was merged into American Commercial Barge Line LLC (“ACBL”) on December 14, 2005,with ACBL as the surviving entity. See also Note 3 to the accompanying financial statements.

Other investing activities, consisting primarily of expenditures for the purchase and development of computer software, were $0.2 million and $0.7 million in the first quarters of 2006 and 2005, respectively.

Proceeds from property dispositions primarily from sales of barges sold for scrap were $0.2 million in the first quarter of 2006. A $0.1 million loss on these sales was recorded in 2006 and is included in other, net in our consolidated statement of operations. Proceeds from property dispositions were $4.1 million in the first quarter of 2005, consisting of $3.8 million from sales of surplus towboats, $0.2 million from sales of barges sold for scrap and $0.1 million from other asset disposals. A gain on these disposals of $0.3 million was recorded in 2005 and is included in other, net in our consolidated statement of operations.

Net cash provided (used) by financing activities was $5.9 million in the first quarter of 2006 and ($29.2) million in the first quarter of 2005. Cash provided in 2006 resulted from borrowings under our revolving credit facility in excess of the reduction in outstanding checks. The tax benefit of share-based compensation and the acquisition of Treasury Stock through the cashless exercise provisions of our share-based compensation programs essentially offset in 2006. In 2005, debt costs and net debt payments drove the amount of cash used by financing activities.

CHANGES IN ACCOUNTING STANDARDS

Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”) was issued in December 2004 and requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. The Company began expensing stock compensation, including stock options, for new award grants under its stock compensation plans on January 1, 2005 pursuant to the provisions of SFAS 123 prior to its revision. SFAS No. 123R was adopted by the Company at January 1, 2006. Since the Company had no surviving, outstanding share-based compensation agreements at January 1, 2005 and was expensing all stock compensation after that date, the impact of the adoption of the revised standard was limited to the reclassification in the accompanying balance sheets of the amount of unearned compensation related to share-based arrangements to other capital and to reclassification of the excess tax benefits from share-based compensation from a reduction of accrued taxes to a separate line item within the financing activities section in the accompanying statements of cash flows.

Also in December 2004, the FASB issued FASB Staff Position (“FSP”) SFAS No. 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, for the Tax Deduction Provided to U.S. Based Manufacturers by the American Jobs Creation Act of 2004” (“FSP 109-1”) and FSP SFAS No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provisions within the American Jobs Creation Act of 2004” (“FSP 109-2”). FSP 109-1 provides guidance on the application of SFAS No. 109, “Accounting for Income Taxes,” to the provision within the American Jobs Creation Act of 2004 that provides a tax deduction on qualified production activities. Accounting and disclosure guidance is provided in FSP 109-2 for the dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer. The Company believes FSP 109-2 will not affect its financial statements.

Statement of Financial Accounting Standards No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4-Issued November 2004” (SFAS No. 151) is a product of the efforts of the Financial Accounting Standards Board (FASB), to achieve short-term convergence with the International Accounting Standards Board (IASB). SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. This guidance was effective for inventory incurred during fiscal years beginning after June 15, 2005. Adoption of this new standard did not materially affect the consolidated financial statements.

Statement of Financial Accounting Standards No. 154 “Accounting Changes and Error Corrections”, a replacement of APB Opinion 20 and SFAS No. 3 “Reporting Accounting Changes in Interim Financial Statements” is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005. This statement is not expected to have a material impact on the Company.

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

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and settlement of liabilities in the ordinary course of business. Critical accounting policies that affect the reported amounts of assets and liabilities on a going concern basis include revenue recognition; expense estimates for harbor and towing service charges, insurance claim loss deductibles and employee benefit plans; impairment of long-lived assets and asset capitalization policies. No significant changes have occurred in these policies which are more fully described in the Company’s filing on Form 10-K for the year ended December 31, 2005.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Fuel Price Risk

For the three months ended March 31, 2006, fuel expenses represented approximately 21% of our operating expenses. A one cent per gallon rise in fuel price would increase our annual operating expense by approximately $0.8 to $0.9 million. We mitigate our fuel price risk through contract adjustment clauses in our term contracts. Current spot market prices have also provided recovery of recent fuel price increases. Contract adjustments are deferred either one quarter or one month, depending primarily on the age of the term contract. We have been increasing the frequency of contract adjustments to monthly as contracts come up for renewal to further limit our exposure.

Interest Rate and Other Risks

At March 31, 2006, we had $85.7 million of floating rate debt outstanding, which represented the outstanding balance of the asset based revolver. If interest rates on our floating rate debt increase significantly, our cash flows could be significantly reduced, which could have a material adverse effect on our business, financial condition and results of operations. A 100 basis point increase in interest rates would increase our cash interest expense by approximately $0.9 million annually. We currently have a mix of 60% fixed and 40% floating rate debt. Given the high proportion of fixed rate debt, we do not currently hedge the remaining floating rate debt.

Foreign Currency Exchange Rate Risks

All of our transportation contracts in South America are currently denominated in U.S. dollars. However, many expenses incurred in the performance of such contracts, such as crew wages and fuel, are, by necessity, denominated in a foreign currency. Therefore, we are affected by fluctuations in the value of the U.S. dollar as compared to certain foreign currencies. Additionally, our investments in foreign affiliates subject us to foreign currency exchange rate and equity price risks. The Venezuelan government promulgated new currency control laws in February 2003, which prohibit the direct payment of U.S. dollars to Venezuelan entities by Venezuelan governmental entities and restrict the convertibility of U.S. dollars and Venezuelan Bolivar currencies in Venezuela. Because our subsidiary is a Venezuelan corporation, our customer, a state-owned entity, is currently restricted in its ability to pay us in U.S. dollars as provided for under our contract with the customer. Until recently, we have had an arrangement in place intended to minimize our foreign exchange rate risk under this contract whereby the customer pays a third-party, non-Venezuelan entity, who then provides us payment in U.S. dollars after charging a commission ranging from 5% to 8%. We have accepted Bolivar currency payment during the first quarter and expect to use these monies to fund the foreign currency expenses of our operations.

RISK FACTORS AND FORWARD-LOOKING STATEMENTS

This MD&A includes certain “forward-looking statements” that involve many risks and uncertainties. When used, words such as “anticipate,” “expect,” “believe,” “intend,” “may be” and “will be” and similar words or phrases, or the negative thereof, unless the context requires otherwise, are intended to identify forward-looking statements. These forward-looking statements are based on management’s present expectations and beliefs about future events. As with any projection or forecast, these statements are inherently susceptible to uncertainty and changes in circumstances. The Company is under no obligation to, and expressly disclaims any obligation to, update or alter its forward- looking statements whether as a result of such changes, new information, subsequent events or otherwise.

See the risk factors included in Item 1A of this report for a detailed discussion of important factors that could cause actual results to differ materially from those reflected in such forward-looking statements. The potential for actual results to differ materially from such forward-looking statements should be considered in evaluating our outlook.

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

Current Legal Proceeding.  We are involved in the following bankruptcy related matter:

•	Miller Appeal. On January 19, 2005, MilFam II LP and Trust A-4, together referred to as the Miller Entities, holders of approximately $22.0 million in principal amount of PIK Notes, filed a notice of appeal, commencing an appeal to the United States District Court for the Southern District of Indiana (the “District Court”) of (1) the order of the U.S. Bankruptcy Court, Southern District of Indiana, New Albany Division (the “Bankruptcy Court”) entered on December 30, 2004 confirming the Plan of Reorganization (the “Confirmation Order”) and (2) the order of the Bankruptcy Court entered on January 12, 2005 denying the Miller Entities’ Motion For Reconsideration And To Open Record To Include Recent Senior Debt Trading Information. On February 17, 2005, the Miller Entities sought a limited stay of the Bankruptcy Court’s Confirmation Order. On March 3, 2005, the Bankruptcy Court entered an order denying the Miller Entities’ request for a limited stay. The Confirmation Order remains in full force and effect.

On March 30, 2006, the District Court granted our motion and dismissed the appeal. On April 28, 2006, the Miller Entities filed their notice of appeal to the Seventh Circuit Court of Appeals (the “Court of Appeals”). Because an appeal remains pending we include the following description regarding the Miller appeal.

On January 31, 2005, the Miller Entities filed a statement of issues to be raised in the appeal to the District Court. These issues include, among others, that the enterprise value as of the effective date of the Plan of Reorganization (January 11, 2005) of the reorganized debtors of $500.0 million as determined by the Bankruptcy Court as part of the Confirmation Order is too low and was based on inaccurate and incomplete information; the Plan of Reorganization is not “fair and equitable” as to the Miller Entities and other holders of PIK Notes; the Miller Entities’ claims should not have been subordinated to the claims of holders of the 2008 Senior Notes as provided under the Plan of Reorganization; “third-party” releases provided by the Plan of Reorganization should not have been granted; the ballot cast by HY I to accept the Plan of Reorganization should be disregarded; and DHC should not have received any recovery under the Plan of Reorganization.

In several briefs and pleadings filed with the District Court, the Miller Entities have stated that they seek a “limited remedy” and are not seeking to “undo” the Plan of Reorganization. The Miller Entities have asserted that they are seeking to recover a portion of the equity value of the reorganized debtors as of the effective date of the Plan of Reorganization that the Miller Entities contend has been or will be distributed in the form of new shares to holders of our 2008 Senior Notes and that should have instead been distributed to the holders of PIK Notes. Among the remedies that the Miller Entities argue should be implemented is the issuance to holders of PIK Notes of sufficient additional new shares so that the holders of the PIK Notes will realize the additional value that the Miller Entities assert the holders of PIK Notes are entitled, with the issuance of such additional new shares correspondingly diluting the value of new shares that were issued to holders of 2008 Senior Notes. The issuance of new shares could materially dilute the percentage of ownership of some or all of ACL’s stockholders.

We intend to continue to oppose the further appeal by the Miller Entities and to advocate that the appeal was properly dismissed by the District Court. However, we can make no assurance that should the Miller Entities appeal from the District Court’s dismissal of their appeal that the Court of Appeals (or the United States Supreme Court in the case of any further appeal) will uphold the dismissal, or that the ultimate outcome of this matter may not materially adversely affect either our ability to fully consummate our Plan of Reorganization as confirmed or the market value of our common stock and will not involve a material cost to us. Any such outcome could have a material adverse effect on our business, financial condition and results of operations.

Environmental Litigation.  As of March 31, 2006, we were involved in the following matters relating to the investigation or remediation of locations where hazardous materials have been released or where we or our vendors have arranged for the disposal of wastes. These matters include situations in which we have been named or are believed to be “potentially responsible parties” under CERCLA or state laws or OPA 90 in connection with contamination of these sites. As of March 31, 2006, we had remaining reserves totaling approximately $0.04 million, collectively, for these environmental matters.

•	SBA Shipyard, Jennings, Louisiana. SBA Shipyard is a remediation site that was operated by a third-party barge cleaning service provider utilized by National Marine, Inc., an entity whose assets were combined with ours in 1998. A potentially responsible party group of barge operators, which includes us, has been formed to coordinate final cleanup of this site. The removal action was completed pursuant to a work plan accepted by the U.S. Environmental Protection Agency (“U.S. EPA”) and on February 24, 2006, the U.S. EPA approved the final work plan for the site. As of March 31, 2006 we had expended approximately $710,000 in connection with this site. No additional contributions are required or anticipated at this time.

•	EPS, Marietta, Ohio. EPS, Inc., a wholly owned subsidiary of Vectura Group Inc., is the owner of Connex Pipe Systems’ closed solid waste landfill located in Marietta, Ohio (“Connex”). We assumed liability for the monitoring and potential cleanup of Connex (up to $30,000 per year) pursuant to our combination with Vectura Group in 1998. In 1986, Connex was subject to an Ohio consent judgment (“Consent Judgment”) under which it agreed to remediate and monitor the closed landfill for a period of three years. Connex complied with the Consent Judgment, and in 1994 the Ohio Environmental Protection Agency (“Ohio EPA”) issued a letter confirming Connex’s compliance. In 1998, the Ohio EPA changed its regulations with respect to monitoring requirements to require longer monitoring periods for closed sites and sought to apply those new regulations to Connex retroactively. In November 1998, the Ohio EPA issued finalized guidance (“Final Guidance”) regarding retroactive application of the Ohio EPA requirements. We have requested written confirmation from the Ohio EPA that the new regulations do not retroactively apply and that our monitoring responsibilities with respect to the property have been fulfilled. Currently, we coordinate inspections of the property four times a year for integrity and maintenance of the cap with minimal associated cost.

•	Third Site, Zionsville, Indiana. Jeffboat LLC has been named a potentially responsible party at Third Site by the U.S. EPA. Third Site was utilized for the storage of hazardous substances and wastes during the remediation of the Environmental Conservation and Chemical Corporation and Northside Sanitary Landfill (“ECC/NSL”) in Zionsville, Indiana. As a potentially responsible party at ECC/ NSL, Jeffboat is responsible for 3.6% of the total volume of materials to be remediated at Third Site as well. Remediation activities are ongoing at Third Site, and, as of March 31, 2006, Jeffboat had contributed approximately $225,000 toward that remediation. No additional contributions are required or anticipated at this time.

•	Barge Cleaning Facilities, Port Arthur, Texas. American Commercial Barge Line LLC received notices from the U.S. EPA in 1999 and 2004 that it is a potentially responsible party at the State Marine of Port Arthur and the Palmer Barge Line Superfund Sites in Port Arthur, Texas with respect to approximately 50 barges that were cleaned by State Marine and approximately five barges that were cleaned by Palmer Barge Line for us in the early 1980s. The U.S. EPA has made no assessments with respect to these sites.

•	Tiger Shipyard, Baton Rouge, Louisiana. At the direction of the State of Louisiana, we have participated in a cleanup of a former barge cleaning operation at this site involving the cleaning of approximately seven barges and the disposal of barge wash water. As of March 31, 2006, we had incurred costs of approximately $6.7 million in connection with this site. The barge cleaning activities are complete.

•	PHI/ Harahan Site, Harahan, Louisiana. We have been contacted by the State of Louisiana in connection with the investigation and cleanup of diesel and/or jet fuel in soil at this site. We believe contamination may have been caused by a tenant on the property and have so notified the regulatory authorities. On March 22, 2005, we submitted an investigation work plan for approval by the State of Louisiana. We do not know what level of fuel may be discovered in this investigation or whether cleanup will be required. We have paid approximately $20,000 in consultant fees related to investigation at this site.

ITEM 1A.	RISK FACTORS

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

For the three months ended March 31, 2006, fuel expenses represented approximately 21% of our operating expenses. Fuel prices are subject to fluctuation as a result of domestic and international events. Nearly all of our long-term contracts contain provisions that allow us to pass along a significant portion of any fuel expense increase to our customers, thereby reducing, but not eliminating, our fuel price risk.

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

The Jones Act requires that, to be eligible to operate a vessel transporting non-proprietary cargo on the Inland Waterways, the company that owns the vessel must be at least 75% owned by U.S. citizens at each tier of its ownership. The Jones Act therefore restricts, directly or indirectly, foreign ownership interests in the entities that directly or indirectly own the vessels which we operate on the Inland Waterways. If we at any point cease to be 75% owned by U.S. citizens, we may become subject to penalties and risk forfeiture of our Inland Waterways operations. As of March 31, 2006, we are approximately 96% owned by U.S. citizens.

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

On January 19, 2005, MilFam II LP and Trust A-4, together referred to as the Miller Entities, holders of approximately $22.0 million in principal amount of PIK Notes, filed a notice of appeal, commencing an appeal to the United States District Court for the Southern District of Indiana (the “District Court”) of (1) the order of the U.S. Bankruptcy Court, Southern District of Indiana, New Albany Division (the “Bankruptcy Court”) entered on December 30, 2004 confirming the Plan of Reorganization (the “Confirmation Order”) and (2) the order of the Bankruptcy Court entered on January 12, 2005 denying the Miller Entities’ Motion For Reconsideration And To Open Record To Include Recent Senior Debt Trading Information. On February 17, 2005, the Miller Entities sought a limited stay of the Bankruptcy Court’s Confirmation Order. On March 3, 2005, the Bankruptcy Court entered an order denying the Miller Entities’ request for a limited stay. The Confirmation Order remains in full force and effect.

On March 30, 2006, the District Court granted our motion and dismissed the appeal. On April 28, 2006, the Miller Entities filed their notice of appeal to the Seventh Circuit Court of Appeals (the “Court of Appeals”). Because an appeal remains pending we include the following description regarding the Miller appeal.

On January 31, 2005, the Miller Entities filed a statement of issues to be raised in the appeal to the District Court. These issues include, among others, that the enterprise value as of the effective date of the Plan of Reorganization (January 11, 2005) of the reorganized debtors of $500.0 million as determined by the Bankruptcy Court as part of the Confirmation Order is too low and was based on inaccurate and incomplete information; the Plan of Reorganization is not “fair and equitable” as to the Miller Entities and other holders of PIK Notes; the Miller Entities’ claims should not have been subordinated to the claims of holders of the 2008 Senior Notes as provided under the Plan of Reorganization; “third-party” releases provided by the Plan of Reorganization should not have been granted; the ballot cast by HY I to accept the Plan of Reorganization should be disregarded; and DHC should not have received any recovery under the Plan of Reorganization.

In several briefs and pleadings filed with the District Court, the Miller Entities have stated that they seek a “limited remedy” and are not seeking to “undo” the Plan of Reorganization. The Miller Entities have asserted that they are seeking to recover a portion of the equity value of the reorganized debtors as of the effective date of the Plan of Reorganization that the Miller Entities contend has been or will be distributed in the form of new shares to holders of our 2008 Senior Notes and that should have instead been distributed to the holders of PIK Notes. Among the remedies that the Miller Entities argue should be implemented is the issuance to holders of PIK Notes of sufficient additional new shares so that the holders of the PIK Notes will realize the additional value that the Miller Entities assert the holders of PIK Notes are entitled, with the issuance of such additional new shares correspondingly diluting the value of new shares that were issued to holders of 2008 Senior Notes. The issuance of new shares could materially dilute the percentage of ownership of some or all of ACL’s stockholders.

We intend to continue to oppose the further appeal by the Miller Entities and to advocate that the appeal was properly dismissed by the District Court. However, we can make no assurance that should the Miller Entities appeal from the District Court’s dismissal of their appeal that the Court of Appeals (or the United States Supreme Court in the case of any further appeal) will uphold the dismissal, or that the ultimate outcome of this matter may not materially adversely affect either our ability to fully consummate our Plan of Reorganization as confirmed or the market value of our common stock and will not involve a material cost to us. Any such outcome could have a material adverse effect on our business, financial condition and results of operations.

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

As of March 31, 2006, approximately 877 domestic employees are represented by unions. Most of these domestic unionized employees (approximately 856) are represented by General Drivers, Warehousemen and Helpers, Local Union No. 89, affiliated with the International Brotherhood of Teamsters, Chauffeurs, Warehousemen and Helpers of America (“Teamsters”), at our Jeffboat shipyard facility under a collective bargaining agreement that expires in April 2007. Our remaining domestic unionized employees (approximately 21 individuals) are represented by the International Union of United Mine Workers of America, District 12-Local 2452 at American Commercial Terminals in St. Louis, Missouri under a collective bargaining agreement that expires in November 2007. In 2002, we experienced a ten-week work stoppage when the Teamsters’ prior collective bargaining agreement expired, which significantly reduced revenue during that period. In addition, approximately 127 of our 155 Venezuelan employees are covered by a collective bargaining agreement with the Labor Union of the Company ACBL de Venezuela, C.A. (Sintra-ACBL), which expires in February 2007. Although we believe that our relations with our employees and with the recognized labor unions are generally good, we cannot assure you that we will not be subject to work stoppages or other labor disruption in the future.

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

We are currently involved in six matters relating to the investigation or remediation of locations where hazardous materials have been released or where we or our vendors have arranged for the disposal of wastes. Such matters include situations in which we have been named or are believed to be “potentially responsible parties” under CERCLA or state laws or OPA 90 in connection with contamination of these sites. See “Legal Proceedings — Environmental Litigation.”

As of March 31, 2006, we had reserves totaling approximately $.04 million for environmental matters. Any cash expenditures required to comply with applicable environmental laws or to pay for any remediation efforts will not be reduced or otherwise affected by the existence of the environmental reserves. Our environmental reserves may not be adequate to cover our future costs related to the sites associated with the environmental reserves, and any significant additional costs could adversely affect our financial condition. The discovery of additional sites, the modification of existing laws or regulations or the promulgation of new laws or regulations, more vigorous enforcement by regulators, the imposition of joint and several liability under CERCLA or analogous state laws or OPA 90 and other unanticipated events could also result in such a material adverse effect.

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

The nature of our business exposes us to the potential for disputes or legal or other proceedings from time to time relating to labor and employment matters, personal injury and property damage, product liability matters, environmental matters, tax matters and other matters, as discussed in the other risk factors. Specifically, we are subject to claims on cargo damage from our customers and injury claims from our vessel personnel. These disputes, individually or collectively, could harm our business by distracting our management from the operation of our business. If these disputes develop into proceedings, these proceedings, individually or collectively, could involve significant expenditures by us. We are currently involved in one bankruptcy proceeding and six environmental matters. See “Legal Proceedings.”

Investor confidence and the market price of our common stock may be adversely impacted if we are unable to comply with Section 404 of the Sarbanes-Oxley Act of 2002.

As an SEC registrant, the Company will be subject to the rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, which will require us to include in our annual report on Form 10-K our management’s report on, and assessment of the effectiveness of, our internal controls over financial reporting. In addition, our independent registered public accounting firm must attest to and report on management’s assessment of the effectiveness of our internal controls over financial reporting. These requirements will first apply to our annual report for the fiscal year ending December 31, 2006. Section 404’s requirements include evaluating and testing our controls over the information technology environment, such as systems development and implementation, maintenance, data conversion, system interface controls, security technologies, administration and third-party providers. If we fail to achieve and maintain the adequacy of our internal controls over financial reporting, we will not be in compliance with all of the requirements imposed by Section 404. Moreover, effective internal controls over financial reporting, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important in helping to prevent financial fraud. Any failure to comply with Section 404 could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements, which ultimately could harm our business and could negatively impact the market price of our common stock. We believe the total cost of complying with the Sarbanes-Oxley Act, including investment in information systems, may exceed $2 million. The additional future costs of complying with these requirements may be substantial.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable

ITEM 6.	EXHIBITS.

Exhibit
No	Description

10.1	2006 Non-Employee Director Compensation Summary Sheet (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 20, 2006).
10.2	Form of Restricted Stock Unit Agreement for non-executives of the Company (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 20, 2006).
10.3	Form of Stock Option Agreement for non-executives of the Company (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed January 20, 2006).
10.4	Restricted Stock Unit Deferral Plan (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed January 20, 2006).
10.5	Form of Stock Option Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 7, 2006).
10.6	Form of Restricted Stock Unit Agreement (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 7, 2006).
10.7	2006 Executive Annual Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 23, 2006).
31.1	Certification by Mark R. Holden, Chief Executive Officer, required by Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	Certification by Christopher A. Black, Chief Financial Officer, required by Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1	Certification by Mark R. Holden, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.
32.2	Certification by Christopher A. Black, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.

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

Date: May 11, 2006