Form 10-K
period 2006-12-31
AMERICAN COMMERCIAL LINES INC.
filed 2007-03-01
CIK 1324479

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1933
For the fiscal year ended December 31, 2006
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

Common Stock, $.01 par value per share

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

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
Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐

Aggregate market value of common stock held by non-affiliates at June 30, 2006  $1,852,845,656

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 23, 2007
Common Stock, $.01 par value per share	62,136,834 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Stockholders to be held in 2007	Part III

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

This annual report on Form 10-K includes certain “forward-looking statements” that involve many risks and uncertainties. When used, words such as “anticipate,” “expect,” “believe,” “intend,” “may be,” “will be” and similar words or phrases, or the negative thereof, unless the context requires otherwise, are intended to identify forward-looking statements. These forward-looking statements are based on management’s present expectations and beliefs about future events. As with any projection or forecast, these statements are inherently susceptible to uncertainty and changes in circumstances. We are under no obligation to, and expressly disclaim any obligation to, update or alter our forward-looking statements whether as a result of such changes, new information, subsequent events or otherwise.

Important factors that could cause actual results to differ materially from those reflected in such forward-looking statements and that should be considered in evaluating our outlook include, but are not limited to, the following:

•	Freight transportation rates for the Inland Waterways fluctuate from time to time and may decrease.

•	An increase in barging capacity may lead to reductions in freight rates.

•	North American crop yields, export quantities and relative freight differentials from available ports as well as the size and usage of worldwide grain harvests could materially affect demand for our barging services.

•	Higher fuel prices, if not recouped from our customers, could increase operating expenses and adversely affect profitability.

•	We are subject to adverse weather and river conditions, including ice, fog and hurricanes.

•	The inland barge transportation industry is highly competitive; increased competition could adversely affect us.

•	A significant portion of our barge fleet is nearing retirement, which, if not replaced, could adversely affect our revenue, earnings and cash flows.

•	A partial failure of the aging infrastructure on the Inland Waterway could lead to increases in our costs and disruption of our operations.

•	Our cash flows and borrowing facilities may not be adequate for our additional capital needs and, if we incur additional borrowings, our future cash flow and capital resources may not be sufficient for payments of interest and principal of our indebtedness.

•	Increases in prevailing interest rates would increase our interest payment obligations on our floating rate debt.

•	The loss of one or more key customers, or material nonpayment or nonperformance by one or more of our key customers, could have a material adverse effect on our revenue and profitability.

•	The loss of key personnel, including highly skilled and licensed vessel personnel, could adversely affect our business.

See the risk factors included in “Risk Factors” beginning on page 17 of this annual report on Form 10-K for a more detailed discussion of the foregoing and certain other factors that could cause actual results to differ materially from those reflected in such forward-looking statements and that should be considered in evaluating our outlook.

PART I

ITEM 1.	THE BUSINESS

The Company

American Commercial Lines Inc. (“ACL” or the “Company”), a Delaware corporation, is one of the largest and most diversified marine transportation and service companies in the United States. ACL provides barge transportation and related services under the provisions of the Jones Act and manufactures barges, towboats and other vessels, including ocean-going liquid tank barges.

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

Operating Segments

We operate in two primary business segments, transportation and manufacturing. We are the second largest provider of dry cargo barge transportation and liquid cargo barge transportation on the United States Inland Waterways consisting of the Mississippi River System, its connecting waterways and the Gulf Intracoastal Waterway (the “Inland Waterways”), accounting for 15.8% of the total inland dry cargo barge fleet and 13.3% of the total inland liquid cargo barge fleet as of December 31, 2005. We do not believe that these percentages have varied significantly during 2006, but competitive surveys are normally not available until March of each year. Our manufacturing subsidiary, Jeffboat, is the second largest manufacturer of dry cargo and tank barges in the United States. Comparative financial information regarding our business segments is included in both the notes to our consolidated financial statements and in Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

During 2006, in separate transactions, we sold our interests in our Venezuelan operations and the assets of our Dominican Republic operations, both for net gains. We currently have no remaining operations outside of the United States. The disposed international operations contributed 2.3% and 6.1% respectively of our combined revenues and consolidated net income in 2006 and 3.6% and 15.3% respectively of combined revenues and consolidated net income in 2005. Collectively, these operations are treated as discontinued in all income statements presented herein and, unless expressly stated, are excluded from the discussion, analyses and comparisons, herein.

For the year ended December 31, 2006, we generated revenue of $942.6 million and net income of $92.3 million, which included $5.7 million in net income from discontinued operations. We generated

EBITDA of $211.8 million, which included $8.3 million from discontinued operations. See “Selected Consolidated Financial Data” for the definition of EBITDA and a reconciliation of net income to EBITDA.

Our transportation segment’s revenues in 2006 were $781.3 million or 82.9% of consolidated revenue. In 2006, our transportation segment transported approximately 41.8 billion ton-miles of cargo under affreightment contracts and an additional 3.3 billion ton-miles under towing and day rate contracts for a total of 45.1 billion ton-miles. This was an increase of 2.4 billion ton-miles or 5.6%. This increase in ton-miles was accomplished with a fleet that was 4% smaller than the prior year. We believe that ton-miles, which is computed by the extension of tons by the number of miles transported, is the best available volume measurement for the transportation business and is a key part of how we measure our performance. Our operations are tailored to service a wide variety of shippers and freight types. As of December 31, 2006, the 3,010 barges in our domestic fleet included 2,289 covered dry cargo barges, 350 open dry cargo barges and 371 tank barges that carry liquid cargo. We provide additional value-added services to our customers, including third-party logistics through our BargeLink LLC joint venture, and limited container transportation services between Chicago and New Orleans. Our operations incorporate advanced fleet management practices and information technology systems, including our proprietary ACLTrac real-time GPS barge tracking system, which allows us to effectively manage our fleet. Our barging operations are complemented by our marine repair, maintenance and port services (e.g. fleeting, shifting, repairing and cleaning of barges and towboats) located strategically throughout the Inland Waterway.

Our freight contracts are typically matched to the individual requirements of the shipper depending on the shipper’s need for capacity, specialized equipment, timing and geographic coverage. As a result of the supply and demand imbalance for barge capacity average freight rates have increased significantly during the past three years. Rates are expected to maintain these higher levels due to the expected retirement of aged barge capacity over the next several years, although we can make no assurance that they will do so.

Our dry cargo barges transport a variety of bulk and non-bulk commodities. In 2006, grain was our the largest class of cargo transported, accounting for 32% of our transportation revenue, followed by bulk, coal and steel. Bulk commodities contain a variety of cargo segments including fertilizers, salt, ores, ferro alloys, gypsum and cement.

We also transport chemicals, petroleum, ethanol, edible oils and other liquid commodities through our fleet of tank barges, accounting for approximately 24% of our 2006 transportation revenue.

Jeffboat LLC (“Jeffboat”), our manufacturing segment, generated approximately 16.5% or $155.2 million of our consolidated revenue in 2006. Located in Jeffersonville, Indiana, Jeffboat is a large inland single-site shipyard and repair facility, occupying approximately 68 acres of land and approximately 5,600 feet of frontage on the Ohio River, which we believe to be the largest shipyard in the United States. We design and manufacture barges and other vessels for third-party customers and for our inland river transportation business. We also manufacture equipment for coastal and offshore markets and have long employed advanced inland marine technology. In addition, we provide complete dry-docking capabilities and full machine shop facilities for repair and storage of towboat propellers, rudders and shafts. Our Jeffboat facility also offers technically advanced marine design and manufacturing capabilities for both inland and ocean service vessels. The Jeffboat yard utilizes sophisticated computer-aided design and manufacturing systems to develop, calculate and analyze all manufacturing and repair plans.

Historically, our transportation business has been one of Jeffboat’s most significant customers. We believe the synergy created by our transportation operations and Jeffboat’s manufacturing and repair capabilities is a competitive advantage. Our vertical integration permits optimization of manufacturing schedules and asset utilization between internal requirements and sales to third-party customers and gives Jeffboat’s engineers an opportunity to collaborate with our barge operations on innovations that enhance towboat performance and barge life.

CUSTOMERS AND CONTRACTS

Transportation.  Our primary customers include many of the major industrial and agricultural companies in the United States. Our relationships with our top ten customers have been in existence for between five and 30 years. We enter into a wide variety of contracts with these customers, ranging from single spot movements to renewable one-year contracts and multi-year extended contracts. In many cases, these relationships have resulted in multi-year contracts that feature predictable tonnage requirements or exclusivity, allowing us to plan our logistics more effectively.

In 2006, our largest ten customers accounted for approximately 35% of our revenue with no individual customer exceeding 10%. We have many long-standing customer relationships, including Cargill, Inc., Alcoa, Inc., BASF Corporation, Bunge North America, Inc., the Agricultural Division of ConAgra Trade Group, Inc., the David J. Joseph Company, Holcim (U.S.) Inc., Lyondell Chemical Company, The Mosaic Company (formerly IMC), North American Salt Company, Nova Chemicals, Inc., NRG Energy, Inc., PPG Industries, Inc., Shell Chemical Company, and United States Steel Corporation. We also have a long-standing contractual relationship, extended during 2005 until 2015, with Louisiana Generating LLC, a subsidiary of NRG Energy, Inc (“LaGen”) and Burlington Northern Santa Fe Railway (BNSF).

In 2007, we anticipate that approximately 65% of our domestic barging revenue will be derived from customer contracts that vary in duration but generally are one year to three years in length. The average contract maturity is approximately two years. Our multi-year contracts are set at a fixed price, with adjustment provisions for fuel, and in most cases labor cost and general inflation, which helps protect contract margins. Generally, contracts that are less than one year are priced at the time of execution, which we refer to as the spot market. Grain freight is typically priced in the spot market as it was during 2006. The transportation segment generates slightly over 80% of its revenues under term contracts and spot market arrangements with customers to transport cargoes on a per ton basis from an origin point to a destination point along the Inland Waterways on the Company’s barges, pushed primarily by the Company’s towboats. These contracts are referred to as affreightment contracts. The Company is responsible for tracking and reporting the tonnages moved under such contracts.

The remaining revenues of the transportation segment (collectively “non-affreightment revenues”) are generated either by demurrage charges for customers’ delays, beyond contractually allowed days, of our equipment under affreightment contracts or by one of three other distinct contractual arrangements with customers: dedicated service contracts, outside towing contracts, or other marine services contracts. Transportation services revenue for each contract type is summarized in the Key operating statistics table on page 35.

Our dedicated service contracts typically provide for dedicated equipment specially configured to meet the customer’s requirements for scheduling, parcel size and product integrity. The contract may take the form of a “consecutive voyages” affreightment agreement, under which the customer commits to loading the barges on consecutive arrivals. Alternatively, the contract may be a “day rate plus towing” agreement under which the customer essentially charters a barge or set of barges for a fixed daily rate and pays a towing charge for the movement of the tow to its destination. A “unit tow” contract provides the customer with a set of barges and a boat for a fixed daily rate, with the customer paying the cost of fuel. Chemical shippers typically use dedicated service contracts to ensure reliable supplies of specialized feedstocks to their plants. Petroleum distillates and fuel oils generally move under “unit tow” contracts. Many dedicated service customers also seek capacity in the spot market for peaking requirements. Outside towing revenue is earned by moving barges for other affreightment carriers at a specific rate per barge move. Transportation services revenue is earned for fleeting, shifting and cleaning services provided to third parties. Under charter/day rate contracts, the Company’s boats and barges are leased to third parties who control the use (loading, unloading, movement) of the vessels. During 2006 we deployed additional barges to serve customers under charter/day rate contracts due to strong demand and attractive, available pricing for such service. An additional 26 liquid tank barges in 2006, on average, were devoted to these non-affreightment contracts. This represented redeployment of an additional 7% of our average liquid tank fleet in 2006 to this type of service (for an average total of 72 tank barges or 19% of our average liquid tanker fleet). The pricing attained for this type of service and the increased number of barges deployed drove charter and day rate revenue up 82% year over year.

Certain contracts that provide for a minimum level of service are generally referred to as fixed volume, “take or pay.” A take or pay contract requires the shipper to tender a minimum tonnage over a defined period, suffering a “dead freight” penalty for failure to meet the minimum volume level. Under take or pay contracts, we typically provide a fixed amount of equipment and dedicate it to providing the required level of service. Electric utility companies sometimes use take or pay agreements to ensure an adequate supply of inventory. These contracts usually run for many years and typically have adjustment clauses for fuel, labor and inflation.

The following chart depicts total transportation revenues, both affreightment and non-affreightment, and indicates the approximate renewal dates of the term contracts. The chart also displays expected 2007 term renewals by relative age.

Manufacturing.  The primary third-party customers of our barge and other vessel manufacturing subsidiary, Jeffboat, are other operators within the inland barging industry. Because barge and other vessel manufacturing requirements for any one customer are dependent upon the customer’s specific replacement and growth strategy, and due to the long-lived nature of the equipment manufactured, Jeffboat’s customer base varies from year-to-year. Our transportation business is a significant customer of Jeffboat. In 2006, our transportation segment accounted for 26.6% of Jeffboat’s revenue before intercompany eliminations.

At December 31, 2006, the Jeffboat approximate vessel manufacturing backlog for external customers was $407 million compared to $271 million at December 31, 2005. The backlog consists of vessels to be constructed under signed customer contracts that have not yet been recognized as revenue under the completed contract method of accounting. The backlog excludes our planned construction of internal replacement barges.

Approximately 68% of the backlog is under contract for delivery in 2007. The backlog extends through 2008. Steel is the largest component of our raw materials, representing 70% to 90% of the raw material cost, depending on barge type. We have established relationships with our steel vendors and have not had an issue in obtaining the quantity of steel required to meet our commitments. The price of steel, however, varies significantly with changes in supply and demand. All of the contracts in our backlog contain steel price adjustments. Because of the volatile nature of steel prices, we pass on the cost of steel used in the production of our customers’ barges back to our customers. Therefore, at the time of construction, the actual price of steel may result in contract prices that are greater than or less than those used to calculate the backlog at the end of 2006.

Though no new contracts were signed during the fourth quarter 2006, we believe demand for dry and liquid tank barges remains strong. We have intentionally limited the level of bookings of new business in 2009 and beyond to maintain flexibility to diversify our manufacturing product portfolio. A continuing significant driver in this market is the demand to replace all single-hull tank barges with double-hull tank barges. By federal law, single-hull tank barges will not be allowed to operate after 2015. All of the Company’s tank barges have double hulls. In addition to barge demand, we expect that the boat replacement cycle will drive demand for new boat construction in 2009 and beyond.

The price we have been able to charge for manufacturing production has fluctuated historically based on a variety of factors including the cost of raw materials, the cost of labor and the demand for new barge builds compared to the barge manufacturing capacity within the industry at the time. During 2006, we continued to increase the pricing on our barges, net of steel costs, in response to increased demand for new barge construction. We plan to continue increasing the pricing on our barges, net of steel, in conjunction with the expected additional demand for new barge construction. If demand for new barge construction diminishes going forward, we may not be able to increase pricing over our current levels or maintain pricing at current levels.

TRANSPORTATION FLEET

Barges.  As of December 31, 2006, our total transportation fleet was 3,010 barges, consisting of 2,289 covered dry cargo barges, 350 open dry cargo barges and 371 tank barges. We operate 559 of these dry cargo barges and 36 of these tank barges pursuant to charter agreements. The charter agreements have terms ranging from one to fifteen years. Generally, we expect to be able to renew or replace our charter agreements as they expire. Our entire existing tank barge fleet is double-hulled. As of December 31, 2006, the average age of our covered dry cargo barges was 19 years, and the average age of our tank barges was 23 years, which we believe is consistent with the industry age profile.

Towboats.  As of December 31, 2006, our barge fleet was powered by 120 owned towboats and 28 additional towboats operated exclusively for us by third parties. The size and diversity of our towboat fleet allows us to deploy our towboats to areas of the Inland Waterways where they can operate most effectively. For example, our towboats with 9,000 horsepower or greater typically operate with tow sizes of as many as 40 barges along the Lower Mississippi River, where the river channels are wider and there are no restricting locks and dams. Our 5,600 horsepower towboats predominantly operate along the Ohio, Upper Mississippi and Illinois Rivers, where the river channels are narrower and restricting locks and dams are more prevalent. We also deploy smaller horsepower towboats for shuttle and harbor services. In early 2007 we acquired 20 towboats that had previously serviced both the Company and other third parties. This acquisition will significantly increase our capacity for Gulf fleeting and canal service as these boats reach the end of their contracted charter service.

PORT SERVICES ASSETS

To support our domestic barging fleet, we operate port service facilities. ACL Transportation Services LLC (“ACLT”, previously known as Louisiana Dock Company LLC) operates facilities throughout the Inland Waterways that provide fleeting, shifting, cleaning and repair services for both barges and towboats, primarily for ACL, but also for third-party customers. Effective January 1, 2007 all of our port service assets will be operated by ACLT which we believe will enhance the branded value of the American Commercial Lines brand. ACLT has facilities in the following locations: Lemont, Illinois; St. Louis, Missouri; Cairo, Illinois; Louisville, Kentucky; Baton Rouge, Louisiana; Vacherie, Louisiana (Armant fleet); Harahan, Louisiana; Marrero, Louisiana; and Houston, Texas. Its operations consist of fleets, towboat repair shops, dry docks, scrapping facilities and cleaning operations.

TERMINAL SERVICES, THIRD-PARTY LOGISTICS, INTERMODAL SERVICES

We operate a coal receiving, storage and transfer facility in St. Louis, Missouri and also own, operate and charter river vessels suitable for transportation of coal on the Mississippi River. Together with BNSF, we also transport coal from mines in the Powder River Basin of Wyoming and Montana to the LaGen power plant in Louisiana under an agreement with LaGen. Currently these activities account for less than 10% of our revenue. Our St. Louis terminal also receives and stores coal from third-party shippers who source coal on the BNSF and ship to inland utilities on our barges. The Company’s liquid terminal in Memphis, Tennessee provides liquid tank storage for third parties and processes oily bilge water from towboats. The oil recovered from this process is blended for fuel used by ACL’s towboats or is sold to third parties.

Our fleet size, diversity of cargo transported and experience enable us to provide transportation logistics services for our customers. We own 50% of BargeLink LLC, a joint venture with MBLX, Inc., based in New Orleans. BargeLink provides third-party logistics services to international and domestic shippers who distribute goods primarily throughout the inland rivers. BargeLink provides and arranges for ocean freight, customs clearance, stevedoring (loading and unloading cargo), trucking, storage and barge freight for its customers. BargeLink tracks customers’ shipments across multiple carriers using proprietary tracking software developed by BargeLink.

Additionally, we also initiated container transport in our barging operations in 2004, through which we currently operate a bi-weekly service between Chicago and New Orleans. We are evaluating other river gateway opportunities going forward. We also provide “stack to stack” service, which includes local truckers for cargo transport and terminals for container handling. This service makes use of our existing fleet of open dry cargo barges and is within the principal operating corridors of our dry and liquid barging service. This pattern density creates the frequency of service that is valued by intermodal shippers. We expect to continue to market this kind of service as well as other services that, to date, have been predominantly served by “off-river” modes of transportation.

COMPETITION

Transportation.  Competition within the barging industry for major commodity contracts is intense, with a number of companies offering transportation services on the Inland Waterways. We compete with other carriers primarily on the basis of commodity shipping rates, but also with respect to customer service, available routes, value-added services (including scheduling convenience and flexibility), information timeliness, quality of equipment, accessorial terms, freight payment terms, free days and demurrage days.

We believe our vertical integration provides us with a competitive advantage. By using our ACLT and Jeffboat barge and towboat repair facilities, ACLT vessel fleeting facilities and Jeffboat’s shipbuilding capabilities, we are able to support our core barging business and offer a combination of competitive pricing and high quality service to our customers. We believe that the size and diversity of our fleet allow us to optimize the use of our equipment and offer our customers a broad service area, at competitive rates, with a high frequency of arrivals and departures from key ports.

Dry cargo barges consist of both open and covered barges. At December 31, 2006 we had 2,639 dry cargo barges with 2,289 of these being covered. At December 31, 2005, according to Informa Inc., a private forecasting service (“Informa”), we had the largest covered dry cargo barge fleet in the industry with more than 21% of the industry capacity. Informa updates annual industry data in March for the prior calendar year end. We do not expect the 2006 data to be significantly different. We believe our large covered dry cargo fleet gives us a unique position in the marketplace that allows us to service the transportation needs of customers requiring covered barges to ship their products. It also provides us with the flexibility to shift covered dry cargo fleet capacity to compete in the open dry cargo barge market simply by storing the barge covers. This adaptability allows us to operate the barges in open barge trades for a short or long term period of time to take advantage of market opportunities. Carriers that have barges designed for open dry cargo barge service only cannot easily retrofit their open dry cargo barges with covers without significant expense, time and effort.

Since 1980, the industry has experienced consolidation as the acquiring companies have moved toward attaining the widespread geographic reach necessary to support major national customers.

TOP 5 CARRIERS BY FLEET SIZE
(as of December 31, 2005*)

		% of
	Units	Barges

Dry Cargo Barges
Ingram Barge Company	3,716	20.9%
American Commercial Lines	2,803	15.8%
AEP/ MEMCO Barge Line, Inc.	2,318	13.0%
American River Transportation Company	2,076	11.7%
Cargo Carriers	909	5.1%

Top 5 Dry Cargo Carriers	11,822	66.5%

Liquid Cargo Barges
Kirby Corporation	897	32.3%
American Commercial Lines	371	13.3%
Marathon Ashland Petroleum LLC	170	6.1%
Canal Barge Company, Inc.	169	6.1%
Ingram Barge Company	165	5.9%

Top 5 Liquid Cargo Carriers	1,772	63.7%

*	Source: Informa and Company. Note that annual data is normally not available until March of the following year.

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

SEASONALITY

Grain moves in the spot market represented 32% of our annual revenues for 2006. Spot grain movement is generally priced at or near the quoted tariff rate for the particular river section on which the move occurred. These tariff rates move independently based on weather, timing and other factors related specifically to that location. Prior to 2006, a portion of our grain business was moved under term grain contracts. These contracts had the effect of decreasing the seasonal impacts of tariff rate pricing which we would otherwise have experienced.

However, due to other factors which impact grain tariff pricing including, but not limited to crop size, export estimates through the Port of New Orleans, and the industry’s lower overall supply of barges to serve grain demand, we opted in 2006 to accept the potentially greater seasonality in tariff rates. We believe the risk was more than offset by higher average attained grain rates. Our strategy was to take advantage of the recent significant annual average rate increases. The average annual rates for the mid-Mississippi River, which we believe is an indicator of the total market, increased over 60% in 2005 over 2004. Rates in 2006 rose an incremental 20% over 2005 levels. A portion of the rate increase reflected higher fuel rates which were incorporated into the spot rates. While we believe our decision to move all of our grain business to spot market pricing favorably impacted 2006, the greater grain spot business results in greater seasonality of rates and volumes.

The chart below depicts the seasonal movement in what we believe to be a representative tariff rate over time for a river segment we track as part of the mid-Mississippi. We do not track January and February for this segment due to significantly reduced volumes on the segment during that time frame.

Historically, grain has experienced the greatest degree of seasonality among all the commodity segments, with demand generally following the timing of the annual harvest The demand for grain movement generally begins around the Gulf Coast and Texas regions and the southern portions of the Lower Mississippi River, or the Delta area, in late summer of each year. The demand for freight spreads north and east as the grain matures and harvest progresses through the Ohio Valley, the Mid-Mississippi River area, and the Illinois River and Upper Mississippi River areas. System-wide demand generally peaks in the mid-fourth quarter. Demand normally tapers off through the mid-first quarter, when traffic is generally limited to the Ohio River as the Upper Mississippi River normally closes from approximately mid-December to mid-March, and ice conditions can hamper navigation on the upper reaches of the Illinois River. The annual differential between peak and trough rates has averaged 110% a year over the last five years.

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

Our revenue stream throughout the year reflects the variance in seasonal demand, with revenues earned in the first half of the year historically lower than those earned in the second half of the year. Additionally, we generally experience higher expenses in the winter months, because winter conditions historically result in higher costs of operation and reduced equipment demand, which permits scheduling major boat maintenance. Similarly, our manufacturing costs increase in our shipyard with seasonal rains, as extra shifts and lower productivity overtime are required to maintain production schedules.

EXECUTIVE OFFICERS AND KEY EMPLOYEES

The following is a list of our executive officers and key employees, their ages as of March 1, 2007 and their positions and offices.

Name	Age	Position

Mark R. Holden	47	Director, President and Chief Executive Officer
W. Norbert Whitlock	65	Executive Vice President, Governmental Affairs
Christopher A. Black	44	Senior Vice President, Chief Financial Officer and Secretary
Nick C. Fletcher	46	Senior Vice President, Human Resources
Jerry R. Linzey	43	Senior Vice President, Chief Operating Officer
Richard A. Mitchell Jr.	41	Senior Vice President, Corporate Strategy
Michael J. Monahan	48	Senior Vice President, Transportation Services
Michael P. Ryan	47	Senior Vice President, Sales and Marketing
Kevin S. Boyle	33	Vice President, Treasurer
Lawrence M. Cuculic	50	Vice President, Legal and Assistant Secretary
Karl D. Kintzele	56	Vice President, Internal Audit
Tamra L. Koshewa	38	Vice President, Finance and Corporate Controller
Douglas C. Ruschman	54	Vice President, Legal
William L. Schmidt	45	Vice President, Information Technology
Jacques J. Vanier	45	Vice President, Manufacturing

Mark R. Holden was named President and Chief Executive Officer of ACL in January 2005 and has also served as a director of ACL since that date. Prior to joining us, Mr. Holden served in the Office of the Chief Executive Officer and as Chief Financial Officer, since May 1995, of Wabash National Corporation, a large manufacturer of truck trailers. Mr. Holden also served on the board of directors of Wabash from 1995 to 2003 and on the Executive Committee of the Board. Prior to that, Mr. Holden held a variety of positions of increasing responsibility with Wabash beginning in 1992. Before joining Wabash, Mr. Holden spent 12 years at an international accounting firm.

W. Norbert Whitlock was named Executive Vice President, Governmental Affairs of ACL in August, 2006. From January, 2005 Mr. Whitlock was Senior Vice President, Chief Operating Officer of ACL. Prior to that date Mr. Whitlock served as our Chief Operating Officer since April 2004 and served as our President from April 2004 through January 17, 2005. Previously, Mr. Whitlock served as Senior Vice President, Transportation Services of ACL LLC from July 2003 to April 2004, as Senior Vice President, Logistics Services for American Commercial Barge Line LLC and LDC from March 2000 to June 2003 and as Senior Vice President, Transportation Services of American Commercial Barge Line and LDC from 1982 through March 2000.

Christopher A. Black was named Senior Vice President, Chief Financial Officer of ACL in February 2005. Prior to joining us, Mr. Black served as Vice President & Treasurer of Wabash National Corporation from October 2001 to July 2004. Prior to that, from September 2000 to October 2001, Mr. Black served as Senior Vice President — Corporate Banking of US Bancorp. From August 1995 to September 2000, he held various positions at SunTrust Bank, most recently as Director — Corporate & Investment Banking. Prior to that, he was employed by PNC Bank and Bank One (now JP Morgan Chase).

Nick C. Fletcher was named Senior Vice President, Human Resources of ACL in March 2005. Prior to joining us, Mr. Fletcher was Vice President of Human Resources for Continental Tire North America, Inc., a global manufacturer of automotive tires and products, since February 2004. Prior to that, he provided human resources consulting services from May 2003 to February 2004. From June 1999 until May 2003, he was employed by Wabash National Corporation as Director of Human Resources and as Vice President, Human Resources. Throughout his career, he has held various human resources positions with increasing responsibility at TRW Inc., Pilkington Libbey-Owens-Ford Co., Landis & Gyr Inc. and Siemens Corporation.

Jerry R. Linzey was named Senior Vice President, Chief Operating Officer of ACL in August, 2006. Prior to that date Mr. Linzey served as Senior Vice President, Manufacturing from May 2005. Prior to joining us, Mr. Linzey served as Vice President and Senior Vice President, Manufacturing of Wabash National Corporation from 2002 to May 2005. Prior to that, from 2000 to 2002, Mr. Linzey served as Director, North American Operations of The Stanley Works, a large manufacturer of tools and fasteners. From 1985 to 2000, he held various positions at Delphi Automotive Systems, most recently as Plant Manager -Radiator and Oil Cooler Product Lines.

Richard A. Mitchell Jr. was named Senior Vice President, Corporate Strategy of ACL in October 2005. Prior to joining us, Mr. Mitchell spent over 20 years in various capacities for United Parcel Service, Inc., one of the world’s largest integrated transportation companies. Most recently, Mr. Mitchell served as Vice President and Group Head of the UPS Mergers & Acquisitions Group until June 2004, and subsequently served as Vice President of Corporate Strategy until his departure in October 2005.

Michael J. Monahan was named Senior Vice President, Transportation Services of ACL in September 2004. Prior to joining ACL, Mr. Monahan served as Vice President of TECO Barge Line, a barge transportation company, from August 2002 until August 2004, where he was responsible for the management and operation of its river transportation assets. Before joining TECO, Mr. Monahan was Vice President of Operations Support for Midland Enterprises, Inc., a barge transportation and related service company, from April 2000 until August 2002.

Michael P. Ryan was named Senior Vice President Sales and Marketing of ACL in November 2005. Mr. Ryan has more than 24 years of combined experience in logistics sales, marketing and customer service. He spent approximately 20 years in sales and marketing positions of increasing responsibility while at Canadian National Railway Company and CSX Corporation, Inc. and was most recently Senior Vice President and General Manager of McCollister’s Transportation Systems.

Kevin S. Boyle was named Vice President, Treasurer of ACL in December 2005. Prior to joining the Company, Mr. Boyle was Director of Planning and Development for Great Lakes Transportation, which was sold to Canadian National Railway Company. From 1998 to 2001, Mr. Boyle was employed by Seabulk International, where he rose to the position of Treasurer.

Lawrence M. Cuculic was named Vice President Legal and Assistant Secretary of ACL in August 2006. Prior to joining us Mr. Cuculic served as Corporate Counsel for Wabash National Corporation from September 2002. Prior to that date he was engaged in private practice and retired as a Lieutenant Colonel from the United States Army after 20 years, holding various legal positions of increasing responsibility, including appointment as a Circuit Judge.

Karl D. Kintzele was named Vice President, Internal Audit of ACL in March 2005. Prior to joining us, Mr. Kintzele served as Vice President, Internal Audit of Wabash National Corporation since October 2001, having been promoted from the position of Director, Internal Audit, which he assumed in September 1999 upon joining the company. Before joining Wabash, Mr. Kintzele spent 18 years with Teledyne, Inc., a conglomerate of aerospace, electronics, consumer and specialty metals components, holding positions of increasing senior management responsibilities within the financial and internal audit functions.

Tamra L. Koshewa was named Vice President, Finance and Corporate Controller of ACL in July 2006. Prior to joining the Company, Ms. Koshewa worked for ten years at General Electric (“GE”) in several progressive financial leadership roles, most recently as Manager, Finance — Integration and Quality for GE’s

Consumer and Industrial division in Louisville, Kentucky. She is also a Certified Public Accountant and worked for KPMG prior to joining GE.

Douglas C. Ruschman was named Vice President Legal in October, 2006. Prior to this position, Mr. Ruschman served as the Vice President Law and Administration for ACL, responsible for risk management, insurance and tort litigation. At ACL, Mr. Ruschman has also been responsible for the Human Resources and Benefits Departments. Prior to joining ACL in 1995, Mr. Ruschman spent twenty years with CSX Transportation, a Class I Railroad and fully integrated Transportation company. He held a number of positions there, last as the General Manager of Litigation.

William L. Schmidt was named Vice President, Information Technology of ACL in April 2005. Mr. Schmidt served as our Vice President, Corporate Support from October 2003 to April 2005; Vice President, Purchasing from June 2002 to October 2003; and Assistant Vice President, Logistics from April 2000 to June 2002. Mr. Schmidt joined us in 1995 as a Manager of Liquid Sales before being named Assistant Vice President, Gulf Fleet Services in 1997. Prior to joining us, Mr. Schmidt served as Director — Projects & Business Development of The Great Lakes Towing Company from 1990 to 1995.

Jacques J. Vanier was named Vice President, Manufacturing of ACL in January 2007. Prior to joining us, Mr. Vanier served as Vice President of Global Manufacturing and Operations with Alcoa Automotive and Truck Systems. Mr. Vanier held a variety of positions in operations and management, manufacturing, logistics, production control and sales throughout a twenty-one year career with Alcoa.

EMPLOYEE MATTERS

EMPLOYEE COUNT

	December 31,	December 31,
Function	2006	2005

Domestic administration (including Jeffboat)	288	250
Domestic transportation services	1,446	1,380
Manufacturing	1,055	881
International administration	6	24
International transportation	—	154

	2,795	2,689

Collective bargaining agreements.  As of December 31, 2006, approximately 973, or 35%, of our domestic employees were represented by unions. Approximately 953 of these domestic unionized employees are represented by General Drivers, Warehousemen and Helpers, Local Union No. 89, which is affiliated with the International Brotherhood of Teamsters, Chauffeurs, Warehousemen and Helpers of America, at our Jeffboat shipyard facility under a collective bargaining agreement that was set to expire in April 2007. On February 18, 2007 we secured a new three year agreement for the shipyard employees with Local 89 providing first year wage increases ranging from approximately 5% to 18% for the various job positions resulting in an overall approximate average wage increase of 11%. The remainder of our domestic unionized employees, approximately 20 individuals at American Commercial Terminals in St. Louis, Missouri, are represented by the International Union of United Mine Workers of America, District 12-Local 2452, under a collective bargaining agreement that expires in November 2007.

INSURANCE AND RISK MANAGEMENT

We procure and manage insurance policies and provide claims management for all of our subsidiaries through our risk management department. In addition to director and officer liability insurance, workers’ compensation, Jones Act and Longshore and Harbor Workers insurance, we maintain property coverage, general marine liability insurance and automobile insurance. Under our current marine insurance policies, we have only a per claim deductible. Under previous policies we had to incur and pay annual aggregate costs up to the amount specified in the policy before any insurance proceeds became available to reimburse us for our insured costs. Our current workers’ compensation insurance and Longshore and Harbor Workers insurance policies are zero deductible policies. ACL’s general marine insurance, typical to the industry, involves policies of indemnity, not liability. All costs of defense, negotiation and costs incurred in liquidating a claim, such as surveys and damage estimates, are considered insured costs. Our personnel costs involved in managing insured claims are not reimbursed. We evaluate our insurance coverage regularly. We believe that our insurance coverage is adequate.

GOVERNMENT REGULATION

General.  Our business is subject to extensive government regulation in the form of international treaties, conventions, national, state and local laws and regulations, including laws and regulations of the flag nations of our vessels, as well as laws relating to the discharge of materials into the environment. Because such treaties, conventions, laws and regulations are regularly reviewed and revised by issuing governments, we are unable to predict the ultimate cost or impact of future compliance. In addition, we are required by various governmental and quasi-governmental agencies to obtain certain permits, licenses and certificates with respect to our business operations. The types of permits, licenses and certificates required depend upon such factors as the country of registry, the commodity transported, the waters in which the vessel operates, the nationality of the vessel’s crew, the age of the vessel and our status as owner, operator or charterer. As of December 31, 2006, we had obtained all material permits, licenses and certificates necessary for operations.

Our transportation operations are subject to regulation by the U.S. Coast Guard, federal laws, state laws and certain international conventions.

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

Compliance with U.S. ownership requirements of the Jones Act is very important to our operations, and the loss of Jones Act status could have a significant negative effect on our business, financial condition and results of operations. We monitor the citizenship requirements under the Jones Act of our employees, boards of directors and managers and beneficial equity holders and will take action as necessary to ensure compliance with the Jones Act.

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

We presently pay a federal fuel tax of 22.4 cents per gallon of propulsion fuel consumed by our towboats in some geographic regions. A portion (2.3 cents per gallon) of the federal fuel tax was repealed by legislation effective on December 31, 2006. In the future, user fees may be increased or additional user fees may be imposed to defray the costs of Inland Waterways infrastructure and navigation support. Increases in these taxes are normally passed to our customers by contract.

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

ENVIRONMENTAL REGULATION

Our operations, facilities, properties and vessels are subject to extensive and evolving laws and regulations pertaining to air emissions, wastewater discharges, the handling and disposal of solid and hazardous materials, hazardous substances and wastes, the investigation and remediation of contamination, and other laws and regulations related to health, safety and the protection of the environment and natural resources. As a result, we are involved from time to time in administrative and legal proceedings related to environmental, health and safety matters and have incurred and will continue to incur capital costs and other expenditures relating to such matters.

In addition to environmental laws that regulate our ongoing operations, we are also subject to environmental remediation liability. Under the Comprehensive Environmental Resource Conservation Liability Act (“CERCLA”) and analogous state laws, and the Oil Pollution Act of 1990 (“OPA 90”). We may be liable as a result of the release or threatened release of hazardous substances or wastes or other pollutants into the environment at or by our facilities, properties or vessels, or as a result of our current or past operations. These laws typically impose liability and cleanup responsibility without regard to whether the owner or operator knew of or caused the release or threatened release. Even if more than one person may be liable for the release or threatened release, each person covered by these environmental laws may be held responsible for all of the investigation and cleanup costs incurred. In addition, third parties may sue the owner or operator of a site for damages based on personal injury, property damage or other costs, including investigation and cleanup costs resulting from environmental contamination.

A release or threatened release of hazardous substances or wastes, or other pollutants into the environment at or by our facilities, properties or vessels, as the result of our current or past operations, or at a facility to which we have shipped wastes, or the existence of historical contamination at any of our properties, could result in material liability to us. We conduct loading and unloading of dry commodities, liquids and scrap materials on and near waterways. These operations present a potential that some such material might be spilled or otherwise released into the environment, thereby exposing us to potential liability.

As of December 31, 2006, we had reserves totaling $0.05 million for these environmental matters. Any cash expenditures required to comply with applicable environmental laws or to pay for any remediation efforts will not be reduced or otherwise affected by the existence of the environmental reserves. Our environmental reserves may not be adequate to cover our future costs related to the sites associated with the environmental reserves. The discovery of additional sites, the modification of existing or the promulgation of new laws or regulations, more vigorous enforcement by regulators, the imposition of joint and several liability under CERCLA or analogous state laws or OPA 90 and other unanticipated events could also result in additional environmental costs. For more information, see “Legal Proceedings — Environmental Litigation.”

OCCUPATIONAL HEALTH AND SAFETY MATTERS

Our domestic vessel operations are primarily regulated by the U.S. Coast Guard for occupational health and safety standards. Our domestic shore operations are subject to the U.S. Occupational Safety and Health Administration regulations. As of December 31, 2006, we were in material compliance with these regulations. However, we may experience claims against us for work-related illness or injury as well as further adoption of occupational health and safety regulations in the United States or in foreign jurisdictions in which we operate.

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

BANKRUPTCY FILING & EMERGENCE

We were formed in 1953 as the holding company for a family of barge transportation and marine service companies, the oldest of which has an operating history dating back to 1915. In 1984, we were acquired by CSX Corporation. For several years thereafter, we achieved significant growth through acquisitions, including: SCNO Barge Lines, Inc. in 1988; Hines Incorporated in 1991; The Valley Line Company in 1992; and Continental Grain Company’s barging operations in 1996. In June 1998, we completed a leveraged recapitalization in a series of transactions in which the barge businesses of Vectura Group, Inc. and its subsidiaries were combined with ours. In 2000, we acquired the assets of Peavey Barge Line, which included the assets of the inland marine transport divisions of ConAgra, Inc. Late in 2000, we began to experience difficulties in meeting certain financial covenants set forth in our recapitalized credit facilities. In May 2002, we refinanced our existing debt obligations with Danielson Holding Corporation (“DHC”). This second recapitalization resulted in our acquisition by DHC and they remained our parent company until our emergence from bankruptcy on January 11, 2005, when their ownership interest was extinguished.

During 2002 and through the beginning of 2003, we experienced a decline in barging rates, reduced shipping volumes and excess barging capacity during a period of slow economic growth and a global economic recession. Due to these factors, our revenue and earnings did not meet expectations and our liquidity was significantly impaired. We determined that our debt burden was too high, and that a restructuring under Chapter 11 of the Bankruptcy Code offered us the most viable opportunity to reduce our debts while continuing operations. We therefore filed voluntary petitions seeking relief from our creditors pursuant to Chapter 11 of the Bankruptcy Code on January 31, 2003. On December 30, 2004, the Bankruptcy Court entered an order confirming a Plan of Reorganization (“Plan of Reorganization). We emerged from Chapter 11 protection in January, 2005 with a significantly less leveraged consolidated balance sheet. On February 2, 2007, the Bankruptcy Court issued a Final Decree and Ordered that the estate has been fully administered and the Chapter 11 case is closed. References herein to the Company or ACL include ACL LLC, the Company’s predecessor.

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

Freight transportation rates fluctuate from season-to-season and year-to-year. Levels of dry and liquid cargo being transported on the Inland Waterways vary based on several factors, including global economic conditions and business cycles, domestic agricultural production and demand, international agricultural production and demand and foreign exchange rates. Additionally, fluctuation of ocean freight rate spreads between the Gulf of Mexico and the Pacific Northwest affects demand for barging on the Inland Waterways. Grain, particularly corn for export, has been a significant part of our business. Since the beginning of 2006, all of our grain has been transported on spot market contracts. Spot grain contracts are normally priced at, or near, the quoted tariff rates in effect for the river segment of the move. Though spot rates, on average, have increased in each of the last five years, they also vary widely from quarter-to-quarter and could decline overall.

Such a decline, combined with an inability to profitably convert this business to term contracts could negatively impact our business. The number of barges and towboats available to transport dry and liquid cargo on the Inland Waterways also varies from year-to-year as older vessels are retired and new vessels are placed into service. The resulting relationship between levels of cargoes and vessels available for transport affects the freight transportation rates that we are able to charge. Significant periods of high vessel availability relative to cargo demand could adversely affect demand for our services and the rates we are able to charge.

An oversupply of barging capacity may lead to reductions in freight rates.

Our industry has previously suffered from oversupply of barges relative to demand for barging services. Such oversupply may recur due to a variety of factors, including a drop in demand, overbuilding and delay in scrapping of barges approaching the end of their useful economic lives. Calendar year 2006 was the first year in eight years that more barges were built than scrapped. We believe that approximately 25% of the industry’s existing dry barge fleet will need to be retired due to age over the next six years, which we believe will continue to constrain barge capacity. If an oversupply of barges were to occur, it could take several years before supply growth matches demand due to the variable nature of the barging industry and the freight transportation industry in general and the relatively long life of marine equipment. Such oversupply could lead to reductions in the freight rates that we are able to charge.

Yields from North American and worldwide grain harvests could materially affect demand for our barging services.

Demand for dry cargo barging in North America is affected significantly by the volume of grain exports flowing through ports in the Gulf of Mexico. The volume of grain exports can vary due to, among other things, crop harvest yield levels in the United States and abroad. Overseas grain shortages increase demand for U.S. grain, while worldwide over-production decreases demand for U.S. grain. Other factors, such as how receptive the overseas markets are to genetically altered products, may also affect demand for U.S. grain. Fluctuations in demand for U.S. grain exports can lead to temporary barge oversupply, which in turn leads to reduced freight rates. We cannot assure that historical levels of U.S. grain exports will be maintained in the future.

Diminishing demand for new barge construction may lead to a reduction in sales prices for new barges.

The prices we have been able to charge for Jeffboat production have fluctuated historically based on a variety of factors including the cost of raw materials, the cost of labor and the demand for new barge builds compared to the barge manufacturing capacity within the industry at the time. During 2005, we began to increase the pricing on our barges, net of steel costs, in response to increased demand for new barge construction. We plan to continue increasing the pricing on our barges, net of steel, in conjunction with the expected additional demand for new barge construction. If demand for new barge construction diminishes we may not be able to increase pricing over our current levels or maintain pricing at current levels.

Higher fuel prices, if not recouped from our customers, could dramatically increase operating expenses and adversely affect profitability.

For the year ended December 31, 2006, fuel expenses represented approximately 20.1% of our operating expenses in the transportation segment. Fuel prices are subject to fluctuation as a result of domestic and international events. Generally, our term contracts contain provisions that allow us to pass along a significant portion of any fuel expense increase to our customers, thereby reducing, but not eliminating, our fuel price risk. Fuel price is a key variable in spot market pricing. Recent spot market pricing has provided recovery of fuel price increases.

We are subject to adverse weather and river conditions.

Our barging operations are affected by weather and river conditions. Varying weather patterns can affect river levels and cause ice to form in certain river areas of the United States. For example, the Upper

Mississippi River closes annually from approximately mid-December to mid-March, and ice conditions can hamper navigation on the upper reaches of the Illinois River during the winter months. During hurricane season in the summer and early fall, we may be subject to revenue loss, business interruptions and equipment and facilities damage, particularly in the Gulf region. In addition, adverse river conditions affect towboat speed, tow size and loading drafts and can delay barge movements. Lock outages due to lock maintenance and other interruptions in normal lock operation can also delay barge movements. Jeffboat’s waterfront facility is subject to occasional flooding. Jeffboat’s manufacturing operation, much of which is conducted outdoors, is also subject to weather conditions. As a result, these operations are subject to production schedule delays caused by weather. Terminals may also experience operational interruptions as a result of weather or river conditions.

Seasonal fluctuations in industry demand could adversely affect our operating results, cash flow and working capital requirements.

Segments of the inland barging business are seasonal. Historically, our revenue and profits have been lower during the first six months of the year and higher during the last six months of the year. This seasonality is due primarily to the timing of the North American grain harvest. Our working capital requirements typically track the rise and fall of our revenue and profits throughout the year. As a result, adverse market or operating conditions during the last six months of a calendar year could disproportionately adversely affect our operating results, cash flow and working capital requirements for the year.

The aging infrastructure on the Inland Waterways may lead to increased costs and disruptions in our operations.

Many of the dams and locks on the Inland Waterways were built early in the last century, and their age makes them costly to maintain and susceptible to unscheduled maintenance outages. Much of this infrastructure needs to be replaced, but federal government funding of the 50% share not funded through fuel user taxes on barge operators for new projects has historically been limited. In addition, though the current annual government funding levels are near the average anticipated annual need for the foreseeable future, there can be no guarantee that these levels will be sustained. The delays caused by malfunctioning dams and locks may increase our operating costs and delay the delivery of our cargoes. Moreover, increased diesel fuel user taxes could be imposed on us in the future to fund necessary infrastructure improvements, increasing our expenses. We may not be able to recover increased fuel user taxes through pricing increases that may occur.

The inland barge transportation industry is highly competitive; increased competition could adversely affect us.

The inland barge transportation industry is highly competitive. Increased competition in the future could result in a significant increase in available shipping capacity on the Inland Waterways, which could create downward rate pressure for us or result in our loss of business.

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

The domestic barging industry is subject to various laws and regulations, including international treaties, conventions, national, state and local laws and regulations and the laws and regulations of the flag nations of vessels, all of which are subject to amendment or changes in interpretation. In addition, various governmental and quasi-governmental agencies require barge operators to obtain and maintain permits, licenses and certificates respecting their operations. Any significant changes in laws or regulations affecting the inland barge industry, or in the interpretation thereof, could cause us to incur significant expenses. Recently enacted regulations call for increased inspection of towboats. Interpretation of the new regulations could result in boat delay and significantly increased maintenance/upgrade costs for our boat fleet. Furthermore, failure to comply with current or future laws and regulations may result in the imposition of fines and/or restrictions or prohibitions on our ability to operate.

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

The Jones Act requires that, to be eligible to operate a vessel transporting non-proprietary cargo on the Inland Waterways, the company that owns the vessel must be at least 75% owned by U.S. citizens at each tier of its ownership. The Jones Act therefore restricts, directly or indirectly, foreign ownership interests in the entities that directly or indirectly own the vessels which we operate on the Inland Waterways. If we at any point cease to be 75% owned by U.S. citizens, we may become subject to penalties and risk forfeiture of our Inland Waterways operations. As of December 31, 2006, we are approximately 97% domestically owned.

The Jones Act continues to be in effect and supported by the U.S. Congress and the current administration. However, on September 1, 2005, President Bush temporarily authorized waivers of the Jones Act for domestic movements of petroleum products if U.S. flag coastwise qualified vessels are not available. We cannot assure that the Jones Act will not be repealed, further suspended or amended in the future. If the Jones Act was to be repealed, suspended or substantially amended and, as a consequence, competitors with lower operating costs were to enter the Inland Waterways market, our business likely would be materially adversely affected. In addition, our advantages as a U.S.-citizen operator of Jones Act vessels could be eroded over time as there continue to be periodic efforts and attempts by foreign investors to circumvent certain aspects of the Jones Act.

RISKS RELATED TO OUR BUSINESS

Our aging fleet of dry cargo barges may lead to increased costs and disruptions in our operations.

The average life expectancy of a dry cargo barge is 25 to 30 years. We anticipate that without further investment and repairs, by the end of 2010, more than one third of our current dry cargo barges will have reached the end of their economic useful lives. Once barges begin to reach 25 years of age, the cost to maintain and operate them may be so high that it is more economical for the barges to be scrapped. If such barges are not scrapped, additional operating costs to repair and maintain the barges would likely reduce cash flows and earnings. If such barges are scrapped and not replaced, revenue, earnings and cash flows may decline. Though we anticipate future capital investment in dry cargo barges, we may choose not to replace all barges that we may scrap with new barges based on uncertainties related to financing, timing and shipyard availability. If such barges are replaced, significant capital outlays would be required. If the number of barges declines over time, our ability to maintain our hauling capacity will be decreased unless we can increase the utilization of the fleet. If these increases in utilization are not achieved, revenue, earnings and cash flow could decline.

We may not be successful in our plans to upgrade our production lines in our shipyard and realize increased levels of capacity and efficiency.

In 2006, we began investing significant capital in upgrading and retooling our shipyard. The upgrades and retooling may not ultimately work as planned. These projects, though designed to increase our efficiency, reduce our exposure to weather delays and expedite production capacity, may not generate the level of cost savings that we estimate. Significant additional capital may be required to replace or maintain existing production capacity and may delay our ability to modify or augment our current upgrade plans. These delays and additional expenditures may adversely affect our results of operations.

Our plans for our transportation business capital investment and organic growth are predicated on efficiency improvements which we expect to achieve through a variety of initiatives including reduction in stationary days, better power utilization, improved fleeting among others. We may not ultimately be able to drive efficiency to the level to achieve our current forecast of tonnage without investing additional capital or incurring additional costs.

We believe that our initiatives will result in improvement in efficiency allowing us to move more tonnage with a smaller fleet. If we do not achieve these expected efficiencies, or do not achieve them as quickly as we plan, we will need to incur higher repair expenses to maintain fleet size by maintaining older barges or invest new capital into replacing retiring capacity. Either of these options would adversely affect our results of operations.

Our cash flows and borrowing facilities may not be adequate for our additional capital needs and, if we incur additional borrowings, our future cash flow and capital resources may not be sufficient for payments of interest and principal of our indebtedness.

Our operations are capital intensive and require significant capital investment. We intend to fund substantially all of our needs to operate the business and make capital expenditures, including to adequately invest in our aging boat and barge fleet, through operating cash flows and borrowings. We may need more capital than may be available under the asset based revolver and therefore we will be required either to seek to increase the availability under the asset based revolver or obtain other sources of financing. If we incur additional indebtedness, the risk that our future cash flow and capital resources may not be sufficient for payments of interest on and principal of our indebtedness would increase. We may not be able to increase the availability under the asset based revolver or to obtain other sources of financing on commercially reasonable terms, or at all. If we are unable to obtain additional capital, we may be required to curtail our capital expenditures and we may not be able to invest in our aging barge fleet and to meet our obligations, including our obligations to pay the principal and interest under our indebtedness.

As part of the Company’s growth strategy, we may make selective acquisitions the integration and consolidation of which may disrupt operations and could negatively impact our business, including our margins.

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

In 2006, our largest customer, Cargill, accounted for approximately 8.1% of our revenue, and our largest ten customers accounted for approximately 35% of our revenue. If we were to lose one or more of our large customers, or if one or more of our large customers were to significantly reduce the amount of barging services they purchased from us and we were unable to redeploy that equipment on similar terms, or if one or more of our key customers failed to pay or perform, we could experience a significant loss of revenue.

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

As of December 31, 2006, approximately 950 domestic employees are represented by unions. Most of these domestic unionized employees (approximately 930) are represented by General Drivers, Warehousemen and Helpers, Local Union No. 89, affiliated with the International Brotherhood of Teamsters, Chauffeurs, Warehousemen and Helpers of America (“Teamsters”), at our Jeffboat shipyard facility under a three year collective bargaining agreement that expires in April 2010. Our remaining domestic unionized employees (approximately 20 individuals) are represented by the International Union of United Mine Workers of America, District 12-Local 2452 at American Commercial Terminals in St. Louis, Missouri under a collective bargaining agreement that expires in November 2007. Although we believe that our relations with our employees and with the recognized labor unions are generally good, we cannot assure that we will not be subject to work stoppages or other labor disruption in the future.

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

We are currently involved in two matters relating to the investigation or remediation of locations where hazardous materials have been released or where we or our vendors have arranged for the disposal of wastes. Such matters include situations in which we have been named or are believed to be “potentially responsible parties” under CERCLA or state laws or OPA 90 in connection with contamination of these sites. See “Legal Proceedings — Environmental Litigation.”

As of December 31, 2006, we had reserves totaling approximately $0.05 million dollars for environmental matters. Any cash expenditures required to comply with applicable environmental laws or to pay for any remediation efforts will not be reduced or otherwise affected by the existence of the environmental reserves. Our environmental reserves may not be adequate to cover our future costs related to the sites associated with the environmental reserves, and any significant additional costs could adversely affect our financial condition. The discovery of additional sites, the modification of existing laws or regulations or the promulgation of new laws or regulations, more vigorous enforcement by regulators, the imposition of joint and several liability under CERCLA or analogous state laws or OPA 90 and other unanticipated events could also result in a material adverse effect.

We are subject to, and may in the future be subject to, disputes, or legal or other proceedings that could involve significant expenditures by us.

The nature of our business exposes us to the potential for disputes or legal or other proceedings from time to time relating to labor and employment matters, personal injury and property damage, product liability matters, environmental matters, tax matters and other matters. Specifically, we are subject to claims on cargo damage from our customers and injury claims from our vessel personnel. These disputes, individually or collectively, could harm our business by distracting our management from the operation of our business. If these disputes develop into proceedings, these proceedings, individually or collectively, could involve significant expenditures by us. We are currently involved in two environmental matters. See “Legal Proceedings — Environmental Litigation.”

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.	PROPERTIES

We operate numerous land-based facilities in support of our marine operations. These facilities include a major manufacturing shipyard in Jeffersonville, Indiana; terminal facilities for cargo transfer and handling at St. Louis, Missouri and Memphis, Tennessee; port service facilities at Lemont, Illinois, St. Louis, Missouri, Cairo, Illinois, Louisville, Kentucky, Baton Rouge, Louisiana, Vacherie, Louisiana, Harahan, Louisiana, Marrero, Louisiana and Houston, Texas; boat repair facilities at Louisville, Kentucky, St. Louis, Missouri, Harahan, Louisiana and Cairo, Illinois; and a corporate office complex in Jeffersonville, Indiana. For the properties that we lease, the majority of leases are long term agreements.

The map below shows the locations of our primary facilities, along with our Inland Waterway routes.

The most significant of our facilities among these properties, all of which we own, except as otherwise noted, are as follows:

•	Our manufacturing segment’s shipbuilding facility in Jeffersonville, Indiana is a large single-site shipyard facility on the Inland Waterways, occupying approximately 64 acres of owned land and approximately 5,600 feet of frontage on the Ohio River. There are 32 buildings on the property comprising approximately 318,020 square feet under roof. In addition, we lease an additional four acres of land under leases expiring in 2015.

•	ACLT’s coal transfer terminal in St. Louis, Missouri occupies approximately 69 acres. There are six buildings on the property comprising approximately 21,000 square feet. In addition, we lease 2,400 feet of river frontage from the City of St. Louis under a lease expiring in 2010. The lease may be terminated with one year advance notice by ACLT. Additional parcels in use include property of BNSF under leases that either party can terminate with 30 days prior written notice.

•	ACLT also operates a terminal in Memphis, Tennessee that processes barge waste water. There are three buildings occupying approximately 7,000 square feet on almost three acres. ACLT leases an easement to this facility that expires in 2018. Either party may cancel the lease with 90 days prior written notice.

•	ACLT’s fleet facility in Cairo, Illinois occupies approximately 37 acres, including approximately 900 feet of owned river frontage. In addition, we lease approximately 25,000 feet of additional river frontage under various leases expiring between 2007 and 2013. This facility provides the base of operations for our barge fleeting and shifting, barge cleaning and repair and topside-towboat repair.

•	ACLT’s fleet facilities in Lemont, Illinois occupy approximately 81 acres, including approximately 10,000 feet of river frontage, under various leases expiring between 2021 and 2051. This facility provides the base of operations for our barge fleeting and shifting, barge cleaning and repairs on the Illinois River.

•	Our corporate offices in Jeffersonville, Indiana occupy approximately 22 acres, comprising approximately 165,000 square feet.

We believe that our facilities are suitable and adequate for our current needs.

ITEM 3.	LEGAL PROCEEDINGS.

The nature of our business exposes us to the potential for legal or other proceedings from time to time relating to labor and employment matters, personal injury and property damage, environmental matters and other matters. Although the ultimate outcome of any legal matter cannot be predicted with certainty, based on present information, including our assessment of the merits of each particular claim, as well as our current reserves and insurance coverage, we do not expect that any legal proceeding pending on the date hereof will have a material adverse impact on our financial condition or the results of our operations in the foreseeable future.

We were involved in the following bankruptcy related matter:

Miller Appeal.  On December 30, 2004, the U.S. Bankruptcy Court, Southern District of Indiana (“Bankruptcy Court”) entered an order confirming the Company’s Chapter 11 Plan of Reorganization (“Plan of Reorganization”). On January 19, 2005, two related holders of PIK Notes, MilFam II LP and Trust A-4 (“Miller Entities”), filed a notice of appeal in the U.S. District Court for the Southern District of Indiana (“District Court”) challenging the Bankruptcy Court’s confirmation of the Plan of Reorganization. Additionally, the Miller Entities sought a limited stay of the Bankruptcy Court’s Confirmation Order. The Bankruptcy Court denied the Miller Entities’ request for a limited stay.

On March 30, 2006, the District Court dismissed the appeal. On April 28, 2006, the Miller Entities filed their notice of appeal to the U.S. Court of Appeals for the Seventh Circuit (the “Court of Appeals”). By agreement of the parties, the matter was settled. The Court of Appeals dismissed the matter on December 20, 2006.

Environmental Litigation.  As of December 31, 2006, we were involved in the following matters relating to the investigation or remediation of locations where hazardous materials have or might have been released or where we or our vendors have arranged for the disposal of wastes. These matters include situations in which we have been named or are believed to be “potentially responsible parties” under CERCLA or state laws or OPA 90 in connection with contamination of these sites. As of December 31, 2006, we had reserves totaling approximately $0.05 million, collectively, for these environmental matters.

•	Barge Cleaning Facilities, Port Arthur, Texas. American Commercial Barge Line LLC received notices from the U.S. EPA in 1999 and 2004 that it is a potentially responsible party at the State Marine of Port Arthur and the Palmer Barge Line Superfund Sites in Port Arthur, Texas with respect to waste from barge cleaning at the two sites in the early 1980s. With regard to the Palmer Barge Line Superfund Site, in 2006 the U.S. EPA requested that American Commercial Barge Line LLC enter into a consent decree for past and future cleanup. We cannot quantify the exposure, if any, that the Company may encounter as a result of the notice, nor the request for the consent decree.

•	PHI/ Harahan Site, Harahan, Louisiana. We have been contacted by the State of Louisiana in connection with the investigation and cleanup of diesel and/or jet fuel in soil at this site. We believe contamination may have been caused by a tenant on the property and have so notified the regulatory authorities. In November 2006, the State of Louisiana notified us that we should proceed with our earlier-submitted investigation work plan. We do not know what level of fuel may be discovered in this investigation or whether cleanup will be required. We have paid approximately $0.02 million in consultant fees related to investigation at this site. We have reserved $0.05 million for the investigation work plan that is scheduled for completion in 2007.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2006.

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

The following table sets forth, for the periods indicated, the high and low closing sale prices for our common stock as reported on the NASDAQ National Market (these prices have been adjusted for the February 20, 2007 stock split. See Note 18 — Subsequent Events).

	High	Low

2005
Fourth Quarter	$15.53	$13.17
2006
First Quarter	$23.60	$14.92
Second Quarter	31.38	22.85
Third Quarter	30.92	24.72
Fourth Quarter	37.70	29.47

On February 23, 2007, the last sale price reported on the NASDAQ National Market for our common stock was $39.14 per share. As of February 23, 2007, there were approximately 100 holders of record of our common stock.

Dividends

ACL has not declared or paid any cash dividends in the past and does not anticipate declaring or paying any cash dividends on its common shares in the foreseeable future. The timing and amount of future cash dividends, if any, would be determined by ACL’s board of directors and would depend upon a number of factors, including our future earnings, capital requirements, financial condition, obligations to lenders and other factors that the board of directors may deem relevant. The asset based revolver, of which ACL is a guarantor, currently restricts our ability to pay dividends.

Issuer Purchases of Equity Securities

The following table provides information as of December 31, 2006 with respect to shares of Common Stock repurchased by the Company during 2006. All of the shares acquired by the Company resulted from elections by holders of share-based compensation grants to execute the “cashless” exercise or vesting options of applicable awards and the withholding of shares to pay taxes due upon the vesting or exercise of applicable awards. The shares acquired by quarter and the acquisition cost were as follows.

		Market Value at Exercise Date of
		Shares Withheld for Taxes on
2006	Number of Shares	Exercise
		(In thousands)

First Quarter	152,998	$2,659
Second Quarter	13,292	359
Third Quarter	3,816	111
Fourth Quarter	2,214	78

Total	172,320	$3,207

Equity Compensation Plan Information

The following table shows the number of stock options and the weighted-average exercise price of those stock options granted under the Company’s equity compensation plans, including the Equity Award Plan and the Stock Incentive Plan, as of December 31, 2006.

	Number of		Number of Securities
	Securities to be		Remaining Available
	Issued Upon	Weighted-Average	for Future Issuance
	Exercise of	Exercise Price of	Under Equity
Plan Category	Outstanding Options	Outstanding Options	Outstanding Options

Equity compensation plans approved by stockholders	448,020	$12.96	1,763,370
Equity compensation plans not approved by stockholders	1,021,084	$2.08	65,288

Total	1,469,104	$4.31	1,828,658

Cumulative Total Stockholders Return (October 2005 — December 2006)

Set forth below is a line graph comparing the monthly percentage change in the cumulative shareholder return on the Company’s Common Stock against the cumulative total return of the NASDAQ Stock Market Index and the Dow Jones U.S. Marine Transportation Index. The graph presents monthly data from October 7, 2005, the date of the Company’s initial public offering, until December 31, 2006. The foregoing graph shall not be deemed to be filed as part of the Form 10-K and does not constitute soliciting material and should not be deemed filed or incorporated by reference into any other filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent the Company specifically incorporates the graph by reference.

ITEM 6.	SELECTED FINANCIAL DATA.

SELECTED CONSOLIDATED FINANCIAL DATA

Set forth below is American Commercial Lines Inc. and its predecessor company’s selected consolidated financial data for each of the five fiscal years ended December 31, 2006. This selected consolidated financial data is derived from American Commercial Lines Inc.’s and its predecessor company’s audited financial statements. The selected consolidated financial data should be read in conjunction with American Commercial Lines Inc.’s consolidated financial statements and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The selected financial data has been adjusted for the impact of the February 20, 2007 two-for-one stock split. The Company has been publicly traded since its initial public offering in October, 2005.

	Fiscal Years Ended
	Predecessor Company
	Dec. 27,	Dec. 26,	Dec. 31,	Dec. 31,	Dec. 31,
	2002	2003	2004	2005	2006
	(In thousands, except per share data)

Statement of Operating Data:
Transportation revenue	$598,927	$523,877	$506,968	$594,200	$787,348
Manufacturing revenue	81,654	70,209	97,988	120,741	155,204

Total revenue	680,581	594,086	604,956	714,941	942,552
Operating expenses:
Materials, supplies and other	257,690	210,982	200,843	212,532	249,500
Rent	51,245	35,528	21,621	19,910	22,445
Labor and fringe benefits	102,902	90,938	79,504	82,541	90,294
Fuel	79,204	82,829	89,341	126,893	157,070
Depreciation and amortization(a)	53,417	48,634	48,100	45,255	45,489
Taxes, other than income taxes	25,249	21,107	19,096	16,793	17,667
Cost of goods sold — manufacturing	81,351	70,935	94,343	112,217	141,589

Cost of sales	651,058	560,953	552,848	616,141	724,054
Selling, general and administrative expenses	41,105	36,364	31,709	47,654	66,280

Total operating expenses	692,163	597,317	584,557	663,795	790,334

Operating income (loss)	(11,582)	(3,231)	20,399	51,146	152,218
Other (expense) income(b)	(803)	4,031	2,932	6,324	3,993
Interest expense	61,656	40,624	39,023	31,590	18,354
Debt retirement expenses	—	—	—	11,732	1,437

Income (loss) before reorganization items, fresh-start adjustments, income taxes, discontinued operations and extraordinary items	(74,041)	(39,824)	(15,692)	14,148	136,420
Reorganization items and fresh-start adjustments(c)	—	24,344	(142,108)	—	—
Income taxes (benefit)	(6)	32	—	4,144	49,822

Net income (loss) before discontinued operations and extraordinary item	(74,035)	(64,200)	(157,800)	10,004	86,598

Discontinued operations, net of tax(d)(e)	4,024	2,624	11,045	1,809	5,654
Extraordinary item(c)	—	—	(151,149)	—	—

Net income (loss)	$(70,011)	$(61,576)	$4,394	$11,813	$92,252

Net income per common share — basic				$0.25	$1.52
Net income per common share from continuing operations -basic				$0.21	$1.43
Net income per common share from discontinued operations -basic				$0.04	$0.09
Net income per common share — diluted				$0.24	$1.47
Net income per common share from continuing operations -diluted				$0.20	$1.38
Net income per common share from discontinued operations -diluted				$0.04	$0.09
Shares used in computing basic net income per common share				47,594	60,743
Shares used in computing diluted net income per common share				49,248	62,801

	Dec. 27,	Dec. 26,	Dec. 31,	Dec. 31,	Dec. 31,
	2002	2003	2004	2005	2006

Statement of Financial Position Data:
Cash, restricted cash and cash equivalents(f)	$20,824	$43,029	$55,827	$13,959	$5,113
Working capital(g)	(599,170)	(619,974)	91,890	46,204	44,251
Total assets	811,641	812,196	667,677	623,284	675,956
Long-term debt, including current portion	553,620	613,445	406,433	200,000	119,500
Stockholders’ equity	44,022	(19,674)	100,098	253,701	358,653

	Dec. 27,	Dec. 26,	Dec. 31,	Dec. 31,	Dec. 31,
	2002	2003	2004	2005	2006

Other Data:
Net cash provided by (used in) operating activities	$6,900	$(16,066)	$36,197	$63,338	$136,858
Net cash provided by (used in) investing activities	$(14,802)	$(11,817)	$27,228	$(27,493)	$(63,899)
Net cash provided by (used in) financing activities	$(24,855)	$48,662	$(52,055)	$(68,531)	$(81,805)
Adjusted EBITDA(h)(i)	$64,323	$61,189	$82,028	$110,949	$211,811
Capital expenditures	$13,362	$9,209	$12,520	$47,279	$90,042
Towboats (at period end)(j)	186	166	165	155	148
Barges (at period end)(j)	4,710	3,670	3,369	3,300	3,010
Ton-miles from continuing operations affreightment(k)			43,140,000	40,038,964	41,797,859
Ton-miles from continuing operations non-affreightment(l)				2,705,200	3,317,000

(a)	On May 29, 2002, DHC purchased ACL Holdings LLC (“ACL Holdings”) and elected push-down accounting which is reflected in the basis of our properties and related depreciation. Fresh-start accounting was adopted on emergence from bankruptcy on January 1, 2005.

(b)	Includes gain (loss) on property dispositions of $(247), $287 and $455 for 2004, 2003 and 2002, respectively, that have been reclassified from operating expense to other expense (income), consistent with the 2006 and 2005 classification.

(c)	We filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Court on January 31, 2003. Items related to the reorganization are presented separately in accordance with the American Institute of Certified Public Accountants (AICPA) Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code.” In 2004, we recorded a loss of $35,206 from the sale of Argentina assets and other reorganization items of $21,715. In the fourth quarter 2004, we recorded $85,187 in fresh-start accounting adjustments due to the emergence from bankruptcy.

(d)	In all periods presented the operations of the Dominican Republic and Venezuela businesses, on a net of tax basis, have been presented as discontinued operations.

(e)	Included in 2006 is the $4.8 million, net of tax, gain on the sale of Venezuela business. Included in 2004 is a gain on the discharge of debt related to the discontinued operations of $2.2 million.

(f)	Includes $6,328, $7,754 and $9,182 at December 27, 2002, December 26, 2003 and December 31, 2004, respectively, in restricted cash held in escrow to repay the bonds guaranteed by MARAD.

(g)	We define working capital as total current assets minus total current liabilities.

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

31

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

(i)	For the year ended December 31, 2004, Adjusted EBITDA excludes an extraordinary gain of $155,358 from the discharge of debt according to the Plan or Reorganization and a nonrecurring expense of $139,951 for reorganization items and fresh-start adjustments. Of these amounts, $4,209 in extraordinary gain and $2,157 in gain from fresh-start are reflected in discontinued operations. For the years ended December 27, 2002 and December 26, 2003, Adjusted EBITDA excludes nonrecurring Danielson Recapitalization fees and reorganization items as indicated in the table above.

(j)	Includes equipment operated by foreign subsidiaries through date of disposal.

(k)	Unavailable for 2002 and 2003.

(l)	Unavailable prior to 2005.

The following table reconciles net (loss) income to Adjusted EBITDA on an historical basis:

	Dec. 27,	Dec. 26,	Dec. 31,	Dec. 31,	Dec. 31,
	2002	2003	2004	2005	2006

Net (loss) income	$(70,011)	$(61,576)	$4,394	$11,813	$92,252
Interest income	(435)	(112)	(944)	(1,037)	(697)
Interest expense	61,656	41,514	39,023	31,590	19,782
Debt Retirement Expenses	—	—	—	11,732	1,437
Depreciation and amortization	59,231	54,918	53,175	49,121	49,215
Income taxes (benefit)	(176)	2,101	1,787	7,730	49,822
Adjustments:
DHC Recapitalization fees	14,058	—	—	—	—
Reorganization items	—	24,344	56,921	—	—
Fresh-start accounting	—	—	83,030	—	—
Gain on discharge of debt	—	—	(155,358)	—	—

Adjusted EBITDA	$64,323	$61,189	$82,028	$110,949	$211,811

Adjusted EBITDA has limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our results as reported under U.S. generally accepted accounting principles. Some of these limitations are:

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

INTRODUCTION

Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is provided as a supplement to the accompanying consolidated financial statements and footnotes to help provide an understanding of the financial condition, changes in financial condition and results of operations of American Commercial Lines Inc. and its predecessor company (collectively, the “Company”). MD&A should be read in conjunction with, and is qualified in its entirety by reference to, the accompanying consolidated financial statements and footnotes. MD&A is organized as follows:

•	Overview. This section provides a general description of the Company and its business, as well as developments the Company believes are important in understanding the results of operations and financial condition or in understanding anticipated future trends.

•	Results of Operations. This section provides an analysis of the Company’s results of operations for the year ended December 31, 2006 compared to the results of operations for the year ended December 31, 2005 and an analysis of the Company’s results of operations for the year ended December 31, 2005 compared to the results of operations for the year ended December 26, 2004.

•	Liquidity and Capital Resources. This section provides an overview of the Company’s sources of liquidity, a discussion of the Company’s debt that existed as of December 31, 2006 and an analysis of the Company’s cash flows for the years ended December 31, 2006, December 31, 2005 and December 31, 2004. This section also provides information regarding certain contractual obligations.

•	Seasonality. This section describes the seasonality of our business.

•	Changes in Accounting Standards. This section describes certain changes in accounting and reporting standards applicable to the Company.

•	Critical Accounting Policies. This section describes accounting policies that are considered important to the Company’s financial condition and results of operations, require significant judgment and require estimates on the part of management in application. The Company’s significant accounting policies, including those considered to be critical accounting policies, are also summarized in note 1 to the accompanying consolidated financial statements.

•	Quantitative and Qualitative Disclosures about Market Risk. This section describes exposure to potential loss arising from adverse changes in fuel prices, interest rates and foreign currency exchange rates.

•	Risk Factors and Caution Concerning Forward-Looking Statements. This section references important factors that could adversely affect the operations, business or financial results of the Company or its business segments and the use of forward-looking information appearing in this filing on Form 10-K, including in MD&A and the consolidated financial statements. Such information is based on management’s current expectations about future events, which are inherently susceptible to uncertainty and changes in circumstances.

OVERVIEW

Our Business

We are one of the largest and most diversified marine transportation and services companies in the United States, providing barge transportation and related services under the provisions of the Jones Act, as well as the manufacturing of barges, towboats and other vessels, including ocean-going liquid tank barges. We are the second largest provider of dry cargo barge transportation and liquid tank barge transportation on the

United States Inland Waterways consisting of the Mississippi River System, its connecting waterways and the Gulf Intracoastal Waterway (the “Inland Waterways”), accounting for 15.8% of the total inland dry cargo barge fleet and 13.3% of the total inland liquid cargo barge fleet as of December 31, 2005, according to Informa Economics, Inc., a private forecasting service (“Informa”). We do not believe that these percentages have varied significantly during 2006, but competitive surveys are normally not available until March in each year. All of our tank barges meet or exceed current U.S. Coast Guard requirements for double-hull modifications. Our manufacturing subsidiary, Jeffboat LLC, was the second largest manufacturer of dry cargo barges in the United States in 2006 according to Criton Corporation, publisher of River Transport News. We believe this also approximates our ranking in terms of construction of liquid tank barges (including both inland and ocean-going liquid tank barges). We provide additional value-added services to our customers, including third-party logistics through our BargeLink LLC joint venture, and we provide container handling services between Chicago and New Orleans. Our operations incorporate advanced fleet management practices and information technology systems, including our proprietary ACLTrac real-time GPS barge tracking system, which allows us to effectively manage our fleet. Certain of the Company’s international operations have been recorded as discontinued operations in all periods presented due to the sale of all remaining international operations in 2006. Operations ceased in the Dominican Republic early in the third quarter 2006 and operations in Venezuela ceased in the fourth quarter. See Note 15 — Discontinued Operations.

The Industry

Transportation Industry:  Barge market behavior is driven by the fundamental forces of supply and demand, influenced by a variety of factors including the size of the Inland Waterways barge fleet, local weather patterns, navigation circumstances, domestic and international consumption of agricultural and industrial products, crop production, trade policies and the price of steel. According to Informa, from 1998 to 2005, the Inland Waterways fleet size was reduced by 2,407 dry cargo barges and 114 liquid tank barges for a total of 2,521 barges, or a 10.9% reduction. The 2005 year-end Inland Waterways fleet consisted of 17,789 dry cargo barges and 2,782 liquid tank barges or a combined total of 20,571 barges. Industry data for 2006 should become available in March, 2007 but is not expected to significantly impact this trend, though we estimate that calendar year 2006 was the first year in eight years that more barges were built than scrapped. This overall level, therefore, would represent the second lowest number of barges in operation within our industry since 1992. Competition is intense for barge freight transportation. The top five carriers (by fleet size) of dry and liquid barges comprise over 60% of the industry fleet in each sector as of December 31, 2006. The average economic useful life of a dry cargo barge is generally estimated to be between 25 and 30 years and between 30 and 35 years for liquid tank barges.

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

For analysis purposes, the commodities transported in the Inland Waterways can be broadly divided into four categories: grain, coal, liquids and bulk cargoes. Using these broad cargo categorizations the following graph depicts the total millions of tons shipped through the United States Inland Waterways in 2004, 2005 and 2006 by all carriers according to the US Army Corps of Engineers (the “Corps”) Waterborne Commerce Statistics Center data. Note that the most recent periods are typically estimated for the Corps’ purposes by lockmasters and retroactively adjusted as shipper data is received.

Source:	U.S. Army Corps of Engineers Waterborne Commerce Statistics Center

The Manufacturing Industry:  Our manufacturing segment competes with companies also engaged in building equipment for use on both the Inland Waterway system and in ocean-going trade. Based on available industry data, we believe our manufacturing segment, consisting of the operations of our Jeffboat inland shipyard, is the second largest manufacturer of dry cargo and liquid tank barges for Inland Waterways use in the United States. Due to the relatively long life of the vessels produced by inland shipyards and the relative over-supply of barges built in the late 1970’s and early 1980’s there has only recently been a resurgence in the demand for new barges as older barges are retired or made obsolete by U.S. Coast Guard requirements for liquid tank barges. This heightened demand may ultimately increase the competition within the segment.

Consolidated Financial Overview

In 2006 the Company’s net income increased $80.4 million to $92.3 million. In 2006 EBITDA was $211.8 million, an improvement of 90.9% over 2005. EBITDA as a percent of combined revenue (inclusive of revenue from discontinued operations) improved to 22% for the year compared to 15% in 2005. See the table at the end of this Consolidated Financial Overview and Selected Financial Data for a definition of EBITDA and a reconciliation of EBITDA to consolidated net income.

In 2006 the Company’s income from continuing operations increased $76.6 million to $86.6 million. In 2006 EBITDA from continuing operations was $203.5 million, an improvement of 95.7% over 2005. EBITDA from continuing operations as a percent of consolidated revenue improved to 21.6% for the year compared to 14.5% in 2005. See the table at the end of this Consolidated Financial Overview and Selected Financial Data for a definition of EBITDA and a reconciliation of EBITDA from continuing operations to income from continuing operations.

The improved operating results in 2006 were driven primarily by increased transportation and manufacturing revenues, a 10.8% improvement in transportation operating margins, lower interest and debt retirement expenses and selling, general and administrative expenses that were essentially flat year over year as a percent of revenue. The increased revenues resulted primarily from pricing leverage and tonnage growth in our transportation business and greater external volume and pricing in our manufacturing business. The lower interest expense was driven primarily by lower outstanding average debt balances in 2006, compared to 2005 and lower debt retirement expenses in 2006. Consolidated operating margin improved to 16.1% in 2006 from 7.2% for 2005.

For the 2005 full year the Company’s income from continuing operations before reorganization items, fresh-start adjustments, extraordinary items, income taxes and discontinued operations increased to $14.1 million from a loss of $16.8 million in 2004. In 2005 EBITDA from continuing operations was $104.0 million, an improvement of $31.2 million over 2004. EBITDA from continuing operations as a percent of consolidated revenue improved to 14.5% for 2005 compared to 12.1% in 2004.

The improved operating results in 2005 were driven primarily by increased transportation and manufacturing revenues coupled with a 3.8% improvement in transportation operating margins. The improved margin on higher revenues was partially offset by higher debt retirement expenses and selling, general and administrative expenses. The higher revenues were driven by increased pricing in the transportation segment, which was partially offset by lower tonnage and by lower revenues from scrapping barges. Consolidated operating margin improved to 7.2% in 2006 from 3.2% for 2005.

In 2006 the Company invested $34 million in new Jeffboat-built barges, $23 million in improvements to the existing boat and barge fleet, $17 million in improvements to our shipyard and $16 million in improvements to our facilities including our marine services facilities along the Inland Waterways.

As previously discussed, we emerged from Chapter 11 protection in January, 2005 with a significantly less leveraged consolidated balance sheet. We also generated net cash proceeds of $144.9 million from our initial public offering in 2005 and $24.1 million for the sale of our Argentinean assets. In 2005 and 2004 capital expenditures were $47.3 million and $12.5 million respectively. Capital expenditures in 2005 included $15.3 million for the construction of 16 tank barges and $8.9 million of construction-in-progress expenditures for tank barges that were delivered in 2006. There were no expenditures for construction of domestic marine equipment in 2004. Other capital expenditures of $22.9 million and $11.3 million in 2005 and 2004, respectively were primarily for marine equipment maintenance and maintenance for the Jeffboat manufacturing facility. In 2005, we purchased the remaining 50% interest of an equity investment in Vessel Leasing LLC for $2.5 million which was merged into ACL. Additionally, proceeds from property dispositions provided $14.9 million in cash in 2005 and $4.9 million in 2004.

Key operating statistics regarding our transportation segment are summarized in the following table.

Key operating statistics

	Year Ended	%	Year Ended	%	Year Ended
	December 31,	Change	December 31,	Change	December 31,
	2006	to 2005	2005	to 2004	2004

Ton-miles (in thousands) and rates per mile:
Affreightment Ton-Miles (in thousands):
Total Dry	38,020,770	5.9%	35,913,148	(7.0)%	38,606,400
Ton-miles per average dry affreightment barge	13,665	7.3%	12,740	(1.1)%	12,877
Total Liquid	3,777,089	(8.5)%	4,125,816	(9.0)%	4,533,600
Ton-miles per average liquid affreightment barge	13,623	(0.1)%	13,635	18.2%	11,536
Total affreightment ton-miles	41,797,859	4.4%	40,038,964	(7.2)%	43,140,000
Total ton-miles non-affreightment	3,317,000	22.6%	2,705,200	NA	NA
Total ton-miles	45,114,859	5.5%	42,744,164	NA	NA
Ton-miles per average affreightment barge	13,661	6.5%	12,827	0.8%	12,722

Non-affreightment ton-miles were not available (NA) from our systems prior to 2005.

	Year Ended	%	Year Ended	%	Year Ended
	December 31,	Change	December 31,	Change	December 31,
	2006	to 2005	2005	to 2004	2004

Rates per ton-mile/Revenues per average barge:
Increase in dry rate per ton-mile		28.6%		35.2%
Increase in fuel neutral dry rate per ton-mile		23.7%		24.3%
Increase in liquid rate per ton-mile		20.9%		19.8%
Increase in fuel neutral liquid rate per ton-mile		11.7%		9.8%
Overall rate per ton-mile	$15.22	26.1%	$12.07	31.7%	$9.16
Overall fuel neutral rate per ton-mile	$14.59	20.9%	$11.11	21.3%	$8.88
Revenue per average barge operated	$252,671	37.8%	$183,368	24.8%	$146,949
Fuel price and volume data
Fuel price per gallon	$1.96	17.1%	$1.67	53.6%	$1.09
Fuel gallons, in thousands	75,885	5.5%	71,916	(6.0)%	76,489
Revenue data:
Affreightment revenue	$635,065,007	31.7%	$482,375,213	17.1%	$411,995,585

Towing	$47,900,239	41.3%	$33,888,809	29.0%	$26,278,000
Charter and day rate	43,310,263	82.0%	23,791,762	12.7%	21,117,000
Demurrage	40,763,174	25.4%	32,511,818	7.2%	30,330,000
Other	14,219,317	(8.2)%	15,492,398	80.5%	8,584,415

Total non-affreightment	$146,192,993	38.3%	$105,684,787	22.4%	$86,309,415

Total transportation segment revenue	$781,258,000	32.9%	$588,060,000	18.0%	$498,305,000

Data regarding changes in our barge fleet for the fourth quarter and year ended December 31, 2006 are summarized in the following table.

Barge Fleet Changes

Barges — Fourth Quarter	Dry	Tankers	Total

Barges operated as of the end of the 3rd quarter 2006	2,800	374	3,174
Retired	(180)	(3)	(183)
New builds	20	—	20
Change in number of barges leased	(1)	—	(1)

Barges operated as of the end of 2006	2,639	371	3,010

Barges — Last Two Years	Dry	Tankers	Total
Barges operated as of the end of 2004	2,861	379	3,240
Retired	(51)	(16)	(67)
Active barges sold	—	(7)	(7)
New builds	—	16	16
Change in number of barges leased	(7)	(1)	(8)

Barges operated as of the end of 2005	2,803	371	3,174

Retired	(228)	(18)	(246)
New builds	70	16	86
Change in number of barges leased	(6)	2	(4)

Barges operated as of the end of 2006	2,639	371	3,010

Data regarding our boat fleet at December 31, 2006 is contained in the following table.

Owned Boat Counts and Average Age by Horsepower Class

		Average
Horsepower Class	Number	Age

1950 or less	44	30.2
Less than 4300	18	31.4
Less than 6200	43	32.0
7000 or over	15	29.2

Total/overall age	120	31.0

In addition to the 120 boats detailed above, the Company had 28 chartered boats in service at December 31, 2006. The average life of a boat (with refurbishment) exceeds 50 years. Two owned boats are included in assets held for sale at December 31, 2006. On February 13, 2007 the Company entered into an agreement to purchase twenty towboats and related equipment from the McKinney group of companies (“McKinney”) for $15 million in cash. The transaction will double the size of ACL’s Gulf-region fleet. The majority of the boats are currently operating on charters to ACL and other customers.

Transportation:  Market conditions continued to be strong during 2006. This represents the continuation of a trend which began in the first half of 2004. Throughout 2006, we continued to experience year over year increases in market freight rates for dry and liquid cargo commodities. We believe that the increases in dry cargo fuel neutral rates displayed in the Key operating statistics table have been driven by the reduction in the industry supply of dry cargo barges and an increasing demand for freight transported by barge, particularly coal and grain. Our average rates per ton-mile for dry cargo freight and liquid cargo freight increased approximately 28.6% and 20.9%, respectively, in 2006 compared to 2005. The positive impact from increased freight rates to our operating results was partially offset by an approximate $0.29 per gallon increase in fuel price in 2006 as compared to 2005. The average price per gallon of diesel fuel consumed by our vessels in 2006 was approximately $1.96 compared to approximately $1.67 in 2005. As a result, our average rates per ton-mile for dry cargo freight and liquid cargo freight increased, on a fuel neutral basis, approximately 23.7% and 11.7%, respectively, in 2006 compared to 2005. Our fixed price grain contract with Cargill, our largest single customer last year, expired at the end of 2005, converting approximately 11% of our domestic transportation revenue from a fixed contract base price to spot market pricing in 2006. Cargill remained our largest single customer in 2006. Despite the conversion of this significant contract to spot terms, we did not experience a decline in grain ton-miles and, in fact, grain ton-miles increased 17% in 2006 compared to the prior year.

Increases in fuel prices are generally passed to the customer through spot market rate increases or contract terms which typically reset on a one month or one quarter lag. We estimate that through contractual rate adjustments we recovered all of our fuel cost increases in 2006. In addition to fuel price adjustment clauses, 70% of our contracts renewed in the fourth quarter also contain labor and Consumer Price Index adjustment clauses.

Operating conditions in 2006 were more favorable than 2005 with generally adequate water levels and fewer than normal weather delays. Waterway infrastructure maintenance delays increased in the third and fourth quarters 2006, partially offsetting the otherwise favorable conditions. The combination of generally favorable operating conditions and seasonally stronger than normal freight demand in the first quarter resulting from tonnage carryover related to Hurricanes Katrina and Rita in the third quarter 2005 produced a much stronger overall operating environment for barge transportation in early 2006 compared to 2005.

The favorable impact of the higher grain tonnage in the first quarter 2006, as a result of the fourth quarter 2005 carryover from the hurricanes and strong continued coal and grain demand, led to improved dry affreightment revenue. Total liquid cargo affreightment tonnage was impacted by the shift of some of our liquid tank barges into day rate towing as discussed above. Despite the impact of this redeployment which drove liquid affreightment ton-miles down 8.5% year over year, overall affreightment tonnage increased as indicated in the Key operating statistics table. The increase in non-affreightment ton-miles indicated in the table was a direct result of the increased day rate towing contracts. Average ton-miles per dry cargo under affreightment contracts were up for the year, while average ton-miles per liquid tank barges were essentially flat year over year. Revenues from charter and day rate contracts increased 82% to $43.3 million in 2006 compared with 2005 due primarily to higher available pricing for these contracts and this strategic shift in asset deployment.

Revenues for 2006 were further enhanced by the impact of a larger percentage of our business, including all grain tonnage, being priced at spot rates which have been higher due to the current imbalance of barge supply and freight demand. We estimate that approximately 60% to 65% of our affreightment ton-miles in 2006 were covered under term contracts all of which included fuel adjustment clauses. This was down from 2005, and we anticipate down from the level we will attain in 2007 as we expect to begin migrating our portfolio into more contract oriented commodity types such as coal and chemicals, and less spot-oriented business such as grain. The rate increases on the $140 million in term renewals closed in 2006 exceeded 20%.

Manufacturing:  Increasing demand for new barges by both our transportation segment and third parties led to sales in 2006 of 188 more barges than we sold in the same time period in 2005, 118 of which were for external customers. This was an increase of 148% in total barges and 106% in external barges over 2005. We estimate that the construction of each liquid tank barge is equivalent to 4 dry cargo barges from a capacity and man-hour standpoint.

Manufacturing segment units produced for sale or internal use:

	Year Ended December 31,
	2006	2005	2004
External Sales
Liquid tank barges:
Ocean tank barges	2	2	2
Liquid tank barges	25	64	41
Dry cargo barges	202	45	130

Total external units sold	229	111	173

Internal Production:
Liquid tank barges:
Liquid tank barges	16	16	—
Dry cargo barges	70	—	—

Total internal units	86	16	—

Total internal and external units produced	315	127	173

The mix of barges manufactured shifted from a liquid concentration to a dry cargo barge concentration in 2006 compared to 2005. We continue to believe there is no sign of over-production in the industry and that most of the production is for replacement demand.

Consolidated Financial Overview — Non-GAAP Financial Measure Reconciliation

AMERICAN COMMERCIAL LINES INC.

NET INCOME TO EBITDA RECONCILIATION

	Year Ended Dec. 31,
	2006	2005	2004
	(Dollars in thousands)
	(Unaudited)

Income (loss) from continuing operations(1)	$86,598	$10,004	$(6,651)
Discontinued operations, net of income taxes	5,654	1,809	11,045

Consolidated Net Income	$92,252	$11,813	$4,394

Adjustments from continuing operations:
Interest income	(46)	(545)	(115)
Interest expense	18,354	31,590	39,023
Debt retirement expenses	1,437	11,732	—
Depreciation and amortization	47,378	47,061	51,149
Taxes	49,822	4,144	—
Reorganization items	—	—	56,921
Fresh-start adjustments	—	—	85,187
Gain on discharge of debt	—	—	(151,149)
Adjustments from discontinued operations:
Interest income	(651)	(492)	(829)
Depreciation and amortization	1,428	2,060	2,026
Taxes	1,837	3,586	1,787
Reorganization items			—
Fresh-start adjustments			(2,157)
Gain on discharge of debt			(4,209)
Adjusted EBITDA from continuing operations(1)	203,543	103,986	74,365
Adjusted EBITDA from discontinued operations(1)	8,268	6,963	7,663

Adjusted consolidated EBITDA(1)	$211,811	$110,949	$82,028

Selected segment EBITDA calculations:
Transportation net income before reorganization items, fresh-start adjustments, and gain on discharge of debt	$78,162	$4,026	$(19,767)
Interest income	(46)	(545)	(115)
Interest expense	18,354	31,590	39,023
Debt retirement expenses	1,437	11,732	—
Depreciation and amortization	44,399	44,239	46,735
Taxes	49,822	4,144	—

Transportation EBITDA	$192,128	$95,186	$65,876

Manufacturing net income before reorganization items, fresh-start adjustments, and gain on discharge of debt	$19,116	$7,165	$2,834
Interest income	—	—	—
Interest expense	—	—	—
Depreciation and amortization	1,889	1,806	3,049
Taxes	—	—	—

Total Manufacturing EBITDA	21,005	8,971	5,883
Intersegment profit	(10,882)	(1,446)	—

External Manufacturing EBITDA	$10,123	$7,525	$5,883

(1)	This analysis of EBITDA is referred to as “Adjusted” because of the inclusion of $151,149 and $4,209 in Extraordinary item — Gain on discharge of debt in Net income from continuing operations and discontinued operations, net of income taxes, respectively and due to the exclusion of reorganization Items, fresh start adjustments and the extraordinary item from the computation in 2004.

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

Outlook

Transportation

We believe that existing capacity will continue to be retired from the barging sector. According to Informa, from 1998 to 2005, the industry fleet size was reduced by 2,521 barges, or a 10.9% reduction, to its 2005 year-end level of 20,571. This level represents the second lowest number of barges in operation within our industry since 1992. Calendar 2006 was the first year in eight years that more barges were built than scrapped. We believe capacity will continue to be taken out of the industry as older barges reach the end of their useful lives. From an overall barge supply standpoint, we believe that approximately 25% of the industry’s existing dry cargo barges will be retired in the next five to six years. As previously noted, 2005 was the seventh consecutive year in which barge capacity tightened due to a greater number of barges being scrapped than built. The average economic useful life of a dry cargo barge is generally estimated to be between 25 and 30 years.

Fuel price increases may reduce the profitability of spot barge moves even though the pricing of spot business incorporates the current fuel price environment. We have protection from fuel price increases through rate adjustment clauses in all of our newer term contracts. While most contract adjustments in our older term contracts were historically deferred one quarter, we have been changing the frequency of rate adjustments for fuel price from quarterly to monthly as we renew our contract business. In 2006 we recovered 100% of our fuel cost increases through the fuel rate adjustment clauses in our contracts and spot rate pricing.

As 76% of our fleet consists of covered hopper barges, historically the demand for coarse grain freight, particularly transport demand for corn, has been an important driver of our revenue. Though previously “off-river” freight demand and a concentration on migrating our portfolio into more contract oriented commodity types such as coal and chemicals, and less spot-oriented business such as grain, may reduce the significance of our grain freight in the future, grain is expected to continue to be a significant percentage of our revenue. The United States Department of Agriculture (the “USDA”) forecasted, as of the end of the fourth quarter, 2006, the 2005/2006 crop year corn exports of 2.15 billion bushels as compared to 1.82 billion bushels for the 2004/2005 crop year, an increase of approximately 18.1%. Estimates of exports for the 2006/2007 crop year at that date were 2.25 billion bushels, or a 4.6% increase over 2005/2006. Crop years are measured from September 1 through August 31 of the next calendar year. According to Informa, the total 2005/2006 crop year corn harvest was estimated to be approximately 11.1 billion bushels, which is below the record 11.8 billion bushels estimated for 2004/2005. The 2006/2007 harvest was estimated to be approximately 10.5 billion bushels. We believe that the 2005/2006 corn crop production combined with significant inventory that was still in storage from the 2004/2005 crop drove strong demand for barge freight in early 2006. We believe that estimated corn harvest size and export estimates will support continuing demand for barge transportation service based on the announcement by the Chinese government that it expects to become a net importer of grain and on the advantage that Gulf inland barge and ocean-going rates traditionally maintain in comparison to domestic transport rates to and ocean-going rates from the Pacific Northwest.

Over the past few years, increasing utilization of existing coal-fired power generating capacity and increasing demand for coke (used in the production of steel) have resulted in increased demand for both steam coal and metallurgical coal. According to the U.S. Energy Information Administration, the high spot and forward prices of natural gas and oil, increased utilization and expansion of existing coal-fired power plants, new construction of coal-fired power plants, strong steel demand and the weak dollar are expected to contribute to continued growth in demand for coal in both domestic and export markets in 2007. In addition, due to clean air laws that are resulting in the use of limestone to reduce sulfur emissions from coal-fired electricity generation, we expect to see significant increases in limestone and, to a lesser extent, gypsum movements by barge.

A combination of growth in coal demand and continued constrained rail capacity is expected to result in an increasing commitment of existing barging capacity to dedicated transport of coal, as coal-fired power plants move to ensure uninterrupted delivery of their fuel supplies. This is expected to have a secondary benefit of diverting existing barging capacity from other dry trades, particularly grain and other spot market transactions, which in turn may have a further positive effect on freight rates.

Freight rates in both the dry and liquid freight markets are a function of the relationship between the amount of freight demand and the number of barges available to load freight. We believe the current supply/demand relationship for dry cargo freight indicates that recent improvements in market freight rates will be sustained into the near term with the possibility of further increases in freight rates in the future. We believe the supply/demand relationship for liquid freight will also benefit from tightened supply/demand dynamics in the industry.

Approximately $165 million in term contracts were up for renewal during 2006, primarily in the fourth quarter. Of these renewals, approximately $140 million were completed at rate increases of greater than 20% on a fuel neutral basis. In addition all of the renewals contain fuel adjustment clauses and 15 day terms, and most contain CPI and labor adjustment clauses. Although we did not come to terms with all of our previous contract holders, we believe that we will resell this capacity not renewed in replacement term business. We expect that we may continue to shift a larger portion of our liquid fleet business to day rate contracts, rather than affreightment contracts. Such a shift may result in a reduction in tonnage but an increase in revenues per barge as we would be paid a per diem rate regardless of the tonnage moved.

During the first quarter of 2006, the Company announced increases in certain of its demurrage charges (the amount charged for customer delays in loading or unloading the Company’s barges). For grain shipments the new terms which became effective on September 1, 2006, included payment in 15 days, a reduced number of free days to three at origin and three at destination (from the previous of five for each) and increased demurrage charges from $150 to $200 on the first 10 days, and from $200 for the next 10 days and $275 per day thereafter to $300 per day on all days beyond the first 10. For coal and other bulk products, the new terms which became effective January 1, 2006, consisted of payment in 15 days, reducing the number of free days to five at origin and destination (from six days) and increasing the per day demurrage charges from $200 and $250 respectively to $300. The increased demurrage charges are designed to improve barge utilization rates. The Company’s revenue from demurrage increased approximately 24% in 2006 (49% in the fourth quarter 2006) as a result of four months of the new grain demurrage terms. The Company has continued billing grain on destination weights, but in the future may move to origin weights. Even though the changes are now in effect and we may elect to pursue additional increases in demurrage revenue in the future, we expect those increases to diminish as customers improve barge utilization rates.

We believe that our future success in the transportation services segment will arise from improvement in our operating efficiency through improved asset utilization. We believe that as we achieve these efficiencies the revenues from scrapping our older barges over the next several years will increase. We view reduction of stationary days as one of the most significant enablers to barge utilization optimization. We regard the generally positive operating conditions experienced in 2006 with limited weather delays and only two significant infrastructure delays in the transportation segment to be somewhat atypical and would not expect such favorable conditions every year.

From an expense standpoint, fuel price increases may reduce profitability in two primary ways. First, contractual protection in the Company’s newest term contracts operate on a one month lag thereby exposing us to a one month delay in recovering higher prices. Several older term contracts are adjusted quarterly thus lengthening our exposure. Second, fuel rates may move ahead of booked-forward spot market pricing. We have been changing the frequency of rate adjustments for fuel price from quarterly to monthly as we renew our contracts. Increases in wages and other expenses can also impact costs if not recoverable under contract adjustment clauses or through rates we are able to obtain in the market. We would also expect to experience continued pressure on labor rates, which we expect to defray through labor escalators contained in certain of our contracts.

Manufacturing

At the end of 2006 the Jeffboat vessel manufacturing backlog for external customers was approximately $407 million of contracted revenue with expected deliveries extending into the second half of 2008, an increase of approximately $137 million from the end of 2005 and a decrease of $43 million from the end of the third quarter 2006. All of the contracts in the backlog contain steel price adjustments. The actual price of steel at the time of construction may result in contract prices that are greater than or less than those used to calculate the backlog at the end of 2006. We have intentionally limited our booking of new business for 2009 and beyond to maintain the flexibility of our capacity in order to allow diversification of our portfolio to other products beyond inland river barges. All of the contracts booked during 2006 are expected to exceed our minimum acceptable operating margin. This backlog excludes our planned construction of internal replacement barges. In 2006 internal manufacturing and repair revenue for our transportation segment, which is eliminated in consolidation, represented 26.6% of Jeffboat’s revenue. In 2007, we expect internal revenue to decrease to approximately 15% to 20% of Jeffboat’s gross revenue.

We continue to focus on continuous improvement and strategic capital investment in our shipyard to enable us to reduce costs and increase the efficiency of the manufacturing process and therefore increase margins. We believe that the inefficiencies caused by the start up of the capital improvements in our shipyard experienced in the second half of 2006 have been substantially overcome. Achieving the anticipated labor efficiencies in combination with higher projected margins on contracts in the backlog should result in improving margins in the manufacturing segment in 2007. In addition, the new three year agreement ratified on February 18, 2007 with Jeffboat’s union employees replacing an agreement set to expire in April 2007 will mitigate the risk of any potential near-term work stoppage.

We have also diversified our product mix, to include ocean-going blue water equipment and do not believe that there are any signs of over-production of dry cargo barges in the industry.

We have sought and been granted certain job creation, job training and investment tax incentives from the state of Indiana that could result in as much as $11.3 million of capital in the form of tax credits and tax abatements to enhance our ability to expand and improve our existing shipyard capability both through investment in the physical plant and in our people depending on the expansion of the number of jobs, capital investment and other factors.

AMERICAN COMMERCIAL LINES INC. OPERATING RESULTS BY BUSINESS SEGMENT
Year Ended December 31, 2006 as compared to Year Ended December 31, 2005
(Dollars in thousands except where noted)

				% of Consolidated
				Revenue
	Year Ended December 31,			Year ended December 31,
	2006	2005	Variance	2006	2005

REVENUE
Transportation	$781,258	$588,060	$193,198	82.9%	82.3%
Manufacturing (external and internal)	211,367	138,985	72,382	22.4%	19.4%
Other	6,090	6,140	(50)	0.7%	0.9%
Intersegment manufacturing elimination	(56,163)	(18,244)	(37,919)	(6.0)%	(2.6)%

Consolidated Revenue	942,552	714,941	227,611	100.0%	100.0%
OPERATING EXPENSE
Transportation	637,174	542,867	94,307
Manufacturing (external and internal)	192,517	131,782	60,735
Other	5,924	5,944	(20)
Intersegment manufacturing elimination	(45,281)	(16,798)	(28,483)

Consolidated Operating Expense	790,334	663,795	126,539	83.9%	92.8%
OPERATING INCOME
Transportation	144,084	45,193	98,891
Manufacturing (external and internal)	18,850	7,203	11,647
Other	166	196	(30)
Intersegment manufacturing elimination	(10,882)	(1,446)	(9,436)

Consolidated Operating Income	152,218	51,146	101,072	16.2%	7.2%
Interest Expense	18,354	31,590	(13,236)
Debt Retirement Expenses	1,437	11,732	(10,295)
Other Income	(3,993)	(6,324)	2,331

Income before Income Taxes	136,420	14,148	122,272
Income Taxes	49,822	4,144	45,678

Income from Continuing Operations	86,598	10,004	76,594
Discontinued Operations, Net of Income Taxes	5,654	1,809	3,845

Net Income	$92,252	$11,813	$80,439

Barges Operated (average of period beginning and end)	3,092	3,207	(115)
Revenue per Barge Operated	$252,671	$183,368	$69,303

RESULTS OF OPERATIONS

Year ended December 31, 2006 compared to Year ended December 31, 2005

Revenue.  Consolidated revenue increased by $227.6 million or 31.8% to $942.6 million.

Improving industry fundamentals drove significant increases in revenue rates during 2006 compared to 2005. Affreightment contracts comprised approximately 81% or $635 million of the Company’s transportation segment’s total revenues for 2006 compared to $483 million or 82% of the transportation segment’s 2005 total revenues. Transportation segment revenue increased $193.2 million primarily due to higher contract and spot rates on affreightment contracts. These higher rates drove a $141.7 million increase in revenue. Higher affreightment ton-mile volumes resulted in an $11.2 million increase in revenue. Total ton-miles increased 5.5% over 2005. As previously discussed, gross liquid affreightment ton-miles were offset by the higher revenue from the deployment of a higher proportion of our liquid tank barge fleet to day rate contracts. Dry affreightment ton-miles increased 5.9% due to strong demand, particularly grain freight demand which resulted from the rollover of the hurricanes in 2005. Outside towing, charter and day rate, demurrage, fleeting, shifting and cleaning increased $40.5 million.

Revenue per barge operated for 2006 increased 37.8% to $252,671 from $183,368 in 2005. Average fuel neutral rates per ton-mile for dry cargo freight and liquid cargo freight increased 23.7% and 11.7%, respectively for 2006 as compared to 2005. On a blended basis, average fuel neutral rates per ton-mile increased 20.9% for the year. Liquid volume under affreightment contracts was down 8.5%. This decline was attributable to the impact of the redeployment of on average, twenty-six more liquid tank barges to day rate contracts during 2006 as compared to 2005. This redeployment drove charter and day rate revenue up $19.5 million year-over-year. Liquid demand continues to be strong, led by petro-chemical and refined product markets. Overall volume increases in the market included increased volumes of ethanol and bio-diesel, which has led to customers entering day rate contracts to ensure that their logistics requirements are met. Dry volume was led by corn exports, which benefited from the ocean freight spread favoring corn exportation from the central Gulf over the Pacific Northwest and anticipated reduction of corn exports by China.

Manufacturing segment revenue from sales to third parties increased $34.5 million in 2006 over 2005. Barges sold included 157 more dry cargo barges and 39 fewer liquid tank barges than in 2005.

Operating Expense.  Consolidated operating expense increased by 19.1% to $790.3 million.

Transportation expenses increased 17.4%, or $94.3 million, over 2005 primarily due to $37.0 million higher materials, supplies and other expense, $30.2 million in higher fuel expense, $15.7 million higher selling, general and administrative expenses and $7.8 million higher labor and fringe benefits. The increase in fuel expense was driven by a 29 cent per gallon increase in price in addition to 3.9 million more gallons consumed. The increase in materials, supplies and other expense was driven by higher expenses for boat and barge repairs ($13.9 million), boats and crews chartered ($11.4 million), and outside shifting and towing ($8.2 million as a result of higher prices for such services and higher volume). The increase in selling, general and administrative expenses was due to higher incentive and share-based compensation costs and other employee expenses, increased consulting expenses regarding compliance with Section 404 of the Sarbanes-Oxley Act, higher legal costs, and higher marketing expenses.

Manufacturing operating expenses related to external sales increased 28.1% or $32.3 million over 2005, due primarily to the higher volume of external barges sold. In 2006, 229 barges were sold to external customers compared to 111 in 2005. Gross margins improved from 7.1% in 2005 to 8.8% in 2006. The improvement was due primarily to the higher external sales volume, offset partially by labor inefficiencies associated with the start-up of our covered dry hopper barge line in the third quarter and the change in the mix of external barges sold with 39 fewer liquid tank barges in 2006.

Operating Income.  Operating income of $152.2 million rose $101.1 million. Operating income, as a percent of consolidated revenue rose to 16.2% compared to 7.2% in 2005. The increase was primarily the result of improvement in the operating ratio in transportation to 81.6% from 92.3%. In the transportation segment labor and fringe benefits along with material, supplies and other were 43.0% of segment revenue compared to 49.5% for 2005, despite increasing $44.9 million in dollar terms. Depreciation and amortization, which were relatively unchanged in dollars, represented 5.7% of revenues compared to 7.5% for 2005. Fuel costs decreased from 21.6% for 2005 to 20.1% in 2006. Selling, general and administrative expenses increased slightly as a percentage of revenue to 7.0% from 6.7% in 2005.

Interest Expense.  Interest expense decreased by $13.2 million to $18.4 million. The decrease was and lower outstanding debt balances. Additionally, an increase in interest due to a higher LIBOR base interest rate was partially offset by lower rate margins. LIBOR is the primary base rate for borrowings under our asset based revolver.

Debt Retirement Expenses.  The decline of $10.3 million was attributable to expenses incurred in 2005 that were not repeated in 2006. These included $7.9 million in prepayment penalties from the early retirement of $70.0 million of our 2015 Senior Notes and 100% of the principal of our former MARAD guaranteed bonds and $3.8 million in accelerated amortization of debt issuance and debt discount cost as a result of the debt prepayments made in 2005 that were not repeated in 2006. We did incur $1.4 million of debt retirement expenses related to the retirement during 2006 of $10.5 million in face value of our 9.5% Senior Notes at a premium.

Other Income.  Other income decreased by $2.3 million to $4.0 million in 2006. The decrease was primarily due to $4.4 million in gains on disposal of active liquid tank barges in 2005 not repeated in 2006. Additionally, 2006 included the reversal of $1.0 million of legal reserves related to our bankruptcy and $1.0 million in insurance recoveries related to costs of environmental matters that were incurred by the Company or its predecessor. These items were partially offset by lower interest income from improved cash management.

Income Tax Expense.  The effective tax rate is the combined rate for domestic and foreign pre-tax income. The effective rate for domestic income tax is equal to the federal and state statutory rates after considering the deductibility of state income taxes for federal income taxes. The effective tax rate was 36.5% for 2006. The effective tax rate was 29.3% for 2005. The lower rate in the prior year was primarily due to the significance of permanent differences to income from continuing operations in 2005.

Discontinued Operations, Net of Income Tax.  Net income from discontinued operations increased by $3.8 million due primarily to the gain on the sale of our Venezuelan business ($4.8 million, net of income tax) offset by the losses from the partial year operation of that business when compared to the full year of operations in 2005. The third and fourth quarters were seasonally the strongest operating quarters for the business sold in October 2006.

Net Income.  Net income increased $80.4 million in 2006 over 2005 to $92.3 million due to the reasons noted above.

AMERICAN BARGE LINE COMPANY OPERATING RESULTS BY BUSINESS SEGMENT
Year Ended December 31, 2005 as compared to Year ended December 31, 2004
(Dollars in thousands except where noted)

				% of Consolidated
	Predecessor Company			Revenue
	Year Ended December 31,			Year Ended December 31,
	2005	2004	Variance	2005	2004

REVENUE
Transportation	$588,060	$501,440	$86,620	82.3%	82.9%
Manufacturing (external and internal)	138,985	99,315	39,670	19.4%	16.4%
Other	6,140	5,528	612	0.9%	0.9%
Intersegment manufacturing elimination	(18,244)	(1,327)	(16,917)	(2.6)%	(0.2)%

Consolidated Revenue	$714,941	$604,956	$109,985	100.0%	100.0%
OPERATING EXPENSE
Transportation	$542,867	$482,108	$60,759
Manufacturing (external and internal)	131,782	97,754	34,028
Other	5,944	6,022	(78)
Intersegment manufacturing elimination	(16,798)	(1,327)	(15,471)

Consolidated Operating Expense	$663,795	$584,557	$79,238	92.8%	96.6%
OPERATING INCOME
Transportation	$45,193	$19,332	$25,861
Manufacturing (external and internal)	7,203	1,561	5,642
Other	196	(494)	690
Intersegment manufacturing elimination	(1,446)	—	(1,446)

Consolidated Operating Income	$51,146	$20,399	$30,747	7.2%	3.4%
Interest Expense	31,590	39,023	(7,433)
Debt Retirement Expenses	11,732	—	11,732
Other Income	(6,324)	(2,932)	(3,392)
Reorganization Items	—	56,921	(56,921)
Fresh-Start Adjustments	—	85,187	(85,187)

Income (Loss) before Income Taxes	$14,148	$(157,800)	$171,948
Income Taxes	4,144	—	4,144
Discontinued Operations, net of tax	1,809	11,045	(9,236)
Gain on Discharge of Debt	—	151,149	(151,149)

Net Income	$11,813	$4,394	$7,419

Barges Operated (average of period beginning and end)	3,207	3,391	(184)
Revenue per Barge Operated	$183,368	$146,949	$36,419

Year ended December 31, 2005 compared to Year ended December 31, 2004

As of January 1, 2005, we adopted a calendar fiscal year. Previously, we followed a 52/53 week fiscal year ending on the last Friday in December of each year. The year 2004 contained 53 weeks, or 371 days, compared to 365 days in 2005, and accordingly, 2005 was 1.6% shorter in duration than 2004.

Revenue.  Consolidated revenue for the year ended December 31, 2005 increased 18.7% to $714.9 million from $601.8 million for the year ended December 31, 2004.

Transportation segment revenue increased $89.8 million primarily due to higher contract and spot rates on affreightment contracts. These higher rates drove a $114.9 million increase in revenue. Lower affreightment ton-mile volumes in 2005 resulted in $15.0 million decrease in revenue. This decrease and the lower revenue from barge scrapping of $11.0 million were partially offset the higher rates. Domestic transportation revenue per barge operated in 2005 increased 24.8% to $183,368 from $146,949 in 2004. Average rates per ton-mile for dry cargo freight and liquid cargo freight increased 35.2% and 19.8% respectively, for 2005 as compared to 2004. We estimate that customer contract adjustments for fuel price accounted for approximately $38.4 million of the increase in revenue. The increases were partially offset by reduced volumes transported of grain, bulk, steel and liquid commodities. Total domestic ton-miles transported under affreightment contracts declined to 40.0 billion in 2005 as compared to 43.1 billion in 2004, primarily due to a reduction of 184 barges in the average number of barges operated. Our barge scrapping operation recognized revenue of $6.8 million from processing 122 of our previously retired barges and 12 third-party barges in 2005, compared to revenue in 2004 of $17.8 million from processing 323 of our retired barges and 42 third-party barges.

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

Operating Expense.  Consolidated operating expense in 2005 increased 14.0% to $663.8 million from $582.4 million in 2004.

Transportation expenses increased $62.5 million to $542.9 million in 2005 compared to $482.1 million in 2004. Average fuel prices increased by approximately $0.57 per gallon to $1.66 per gallon on a volume of approximately 76.3 million gallons in 2005, compared to $1.09 per gallon on a volume of 81.7 million gallons in 2004. We estimate that customer contract adjustments for fuel price increased revenue by approximately $38.4 million in 2005 as compared to 2004, largely offsetting fuel price increases. These were partially offset by less diesel fuel consumption, lower fuel user tax expense, lower rent as a result of reducing barge fleeting property and lower depreciation as a result of fresh-start accounting. Transportation selling, general and administrative expense increased $15.3 million in 2005 due to $10.0 million increase in accrued expense for incentive bonus and stock compensation, $2.0 million increase in consulting, legal and audit fees, $1.2 million increase in severance costs, $1.1 million increase in employee relocation and recruiting costs, $0.8 million increase in salary and benefit costs and $0.2 million other costs. Transportation materials, supplies and other expense increased due to $16.0 million in increased boat charters, purchased towing services and shifting and $3.4 million in increased costs for barge and boat repairs, partially offset by $4.0 million lower expenses as a result of reduced activity in the barge scrapping operation and $2.7 million less expense due to impairment in 2004 of black oil tank barges and boats held for sale.

Manufacturing operating expenses related to external sales increased $35.4 million to $115.0 million in 2005 from $96.4 million in 2004 due to the increased production volume referenced above.

Interest Expense.  Interest expense for 2005 decreased $7.4 million to $31.6 million from $39.0 million in 2004. The decrease was due to $6.6 million less periodic debt discount amortization, $4.3 million less interest because of lower interest rate margins under our asset based revolver compared to the margins under our former loans, $3.8 million less interest due to lower debt balances and $0.3 million less fees for letters of credit and commitments. These reductions were partially offset by $4.9 million due to a higher interest rate on our 2015 Senior Notes compared to the rates on our former variable rate term loans and $2.7 million higher interest due to a higher LIBOR interest rate base. LIBOR was the base rate for certain interest rate adjustments under our former senior credit facilities and debtor in possession credit facility. It is also the primary base rate for borrowings under our asset based revolver. The increases in interest expense were partially offset The interest rate margins are added to LIBOR to arrive at the total interest rate on our bank debt.

Debt Retirement Expenses.  There were no debt retirement expenses in 2004. The 2005 expense was due to $7.9 million in prepayment penalties from the early retirement of $70.0 million of our 2015 Senior Notes and 100% of the principal of our former MARAD guaranteed bonds and $3.8 million in accelerated amortization of debt issuance and debt discount cost as a result of the debt prepayments.

Other Income.  Other income increased to $6.3 million in 2005 from $2.8 million in the same period in 2004 primarily due to $4.9 million in additional gains on property dispositions.

Reorganization Items.  Reorganization items are expenses incurred as a result of the Chapter 11 reorganization. There were no reorganization items expensed in 2005, compared to $56.9 million in 2004.

Fresh-Start Adjustments.  There were no fresh-start adjustments in 2005 compared to an expense of $85.2 million in 2004. The expense in 2004 was due to the adjustments of our assets and liabilities to reorganization values.

Gain on Discharge of Debt.  There was no gain on discharge of debt in 2005 compared to a gain of $151.1 million in 2004. The gain in 2004 was due to settlements of outstanding debts for less than their carrying amounts as a result of the Chapter 11 reorganization.

Income Tax Expense.  In 2004, our operating companies, except ACL Finance Corp., were limited liability companies. Prior to 2005, we passed our U.S. federal and substantially all of our state taxable income to ACL Holdings whose equity holder was responsible for those income taxes. In 2005, effective with the reorganization, our operating companies became wholly owned subsidiaries of a corporate parent. In 2005, an income tax expense of $4.1 million was recognized on pre-tax income of $14.1 million. The effective tax rate is equal to the federal and state statutory rates after considering the deductibility of state income taxes for federal income taxes.

Net Income.  Net income increased to $11.8 million in 2005 from net income of $4.4 million in 2004, due to the reasons noted above.

LIQUIDITY AND CAPITAL RESOURCES

Our funding requirements include capital expenditures (including new barge purchases), vessel and barge fleet maintenance, interest payments and other working capital requirements, primarily steel, fuel and parts inventories and accounts receivable. Historically, our primary sources of liquidity and capital resources were cash generated from operations, borrowings under our credit facilities, cash proceeds from the sale of non-core assets and surplus equipment and from barge scrapping. We also generated net cash proceeds of $144.9 million from our initial public offering in 2005 and $26.5 million from our sale of Venezuela in 2006. We expect that cash flows from operations and access to our credit facility will be sufficient to meet planned working capital, capital expenditures and other cash requirements during 2007.

Our cash operating costs consist primarily of purchased services, materials and repairs, fuel, labor and fringe benefits, and selling, general and administrative costs. Fuel expense has continued to rise as a direct result of increased fuel prices. Although the pricing of spot business incorporates the current fuel price environment, the profit of spot business can be affected by changes in fuel price. Term contracts are expected to comprise approximately 65% of 2007 projected barge freight moves. Rate adjustment provisions serve to protect term contract freight and towing revenue from fuel price increases. Additionally, 70% of the $145 million in term contract renewals completed in the fourth quarter of 2006 contained Consumer Price Index and Labor rate protections along with 15 day payment terms.

Capital expenditures are a significant use of cash in our operations. Capital is expended primarily to fund the building of new barges to replace retiring barges, to increase the useful life or enhance the value of towboats and barges, and to replace or improve equipment used in manufacturing or other lines of business. We expect total expenditures for property and equipment to be $80.0 to $85.0 million in 2007, including approximately $40 to $45 million for the replacement of older tank barges with new tank barges and for the replacement of older dry cargo barges with new dry cargo barges. The remaining capital expenditures will be made for vessel and facility maintenance that extends the useful life or enhances the function of our assets.

Our Indebtedness

As of December 31, 2006, we had total indebtedness of $119.7 million. This included $119.5 million in 2015 Senior Notes and $0.2 million in capital lease obligations. The outstanding capital lease obligations were not material and were included in other current liabilities on the consolidated balance sheet as of December 31, 2006.

Interest rates on our bank facility vary based on a quarterly determination of our consolidated senior leverage ratio, as defined by the agreement. Based on the calculation for the rolling twelve months ended December 31, 2006, we pay LIBOR plus 100 basis points, which represents the lowest pricing tier in the agreement.

In January 2007 we completed a tender for and retired all of the outstanding 2015 Senior Notes. We funded the following items using our existing asset based revolver: repayment and retirement of the face amount of the notes; the consent fee and the tender premium of $153.89 per $1,000 of face value ($18.4 million in total) and accrued interest. We believe that removing the restrictions contained in the Indenture governing the Senior Notes is strategically timed as we begin evaluating inorganic growth opportunities. After retirement of the Senior Notes we had over $100 million in remaining availability under the $250 million asset based revolver. Though we believe that cash flows from operations and access to our credit facility will be sufficient to meet planned working capital, capital expenditures and other cash requirements during 2007, we believe that we would be able to and would expect to negotiate a larger revolving credit facility if the need arises.

.

Net Cash, Capital Expenditures and Cash Flow

Net cash provided by operating activities was $135.8 million in 2006, $63.3 million in 2005 and $36.2 million in 2004. The increase in net cash provided by operating activities in 2006 as compared to 2005 was due primarily to improved earnings and lower payments in 2006 of reorganization related items partially offset by increases in inventories and accounts receivable in excess of increases in other current liabilities. The increase in net cash provided in 2005 compared to net cash provided in 2004 was due primarily to positive working capital changes and lower reorganization items paid out. Reorganization items paid in 2005 were primarily for settlements of claims. Reorganization items paid in 2006 and 2004 were primarily legal and consulting fees.

During 2006, the net cash provided by operating activities and the proceeds of the sale of the Venezuelan operations were used primarily to fund capital expenditures and to reduce debt. During 2005, the net cash provided by operating activities and the reduction in our cash balances were used primarily to fund capital expenditures and to reduce debt. During 2004, the net cash provided by operating activities and proceeds from the sale of Argentina-based assets and GMS were used primarily for repayment of third-party debt, capital expenditures and contributed to the increase in cash balances.

Capital expenditures were $90.0 million, $47.3 million, and $12.5 million in 2006, 2005, and 2004, respectively. Capital expenditures in 2006 included $34 million in new Jeffboat-built barges, $23 million in improvements to the existing boat and barge fleet, $17 million in improvements to our shipyard and $16 million in improvements to our facilities including our marine services facilities along the Inland Waterways. Capital expenditures in 2005 included $15.3 million for the construction of 16 tank barges and $8.9 million of construction-in-progress expenditures for tank barges to be delivered in 2006. There were no expenditures for construction of domestic marine equipment in 2004. The remaining domestic cash capital expenditures in 2005 and 2004 were primarily for marine equipment maintenance and Jeffboat manufacturing facility maintenance.

In 2005, we purchased the remaining 50% membership interest in Vessel Leasing LLC from Danielson Holding Corporation for $2.5 million. After the purchase, American Commercial Lines LLC owned 100% of the member’s interest in Vessel Leasing LLC. Vessel Leasing LLC was merged into American Commercial Barge Line LLC (“ACBL”) on December 14, 2005 with ACBL as the surviving entity.

Other investing activities, consisting primarily of expenditures for the purchase and development of computer software, were $1.5 million, $1.8 million and $1.8 million in 2006, 2005 and 2004, respectively.

Proceeds from property dispositions were $1.2 million in 2006 from the sale of the assets previously used in the Dominican Republic and other surplus assets. Proceeds from property dispositions were $14.9 million in 2005. These proceeds consisted of $7.1 million from the sale of ten tank barges designed to carry black oil products, $6.9 million from sales of surplus towboats, $0.6 million from sales of inoperable barges and $0.3 million from sales of other equipment. A $4.6 million gain on these sales was recorded in 2005 and is included in other, net in our consolidated income statements. Proceeds from property dispositions were $4.9 million in 2004, consisting of $3.4 million from sales of surplus towboats, $1.0 million from sales of inoperable barges and $0.5 million from sales of active barges. A $0.2 million loss on these sales was recorded in 2004 and is included in other, net in our consolidated income statements. In 2004, we also received proceeds from the sale of our equity interest and other assets of our Argentina operations for $24.1 million and proceeds from the sale of our equity interest in GMS for $14.0 million.

Contractual Obligations and Commercial Commitment Summary

A summary of the Company’s known contractual commitments under debt and lease agreements as of December 31, 2006, appears below.

	Payments Due by Year
		Less Than	One to	Three to	After Five
Contractual Obligations	Total	One Year	Two Years	Five Years	Years
				(In millions)

Long term debt obligations(1)
2015 Senior Notes(2)	$119.5	$—	$—	$—	$119.5
Capital lease obligations(3)	0.2	0.2	—	—	—
Operating lease obligations(4)	136.1	28.5	24.0	42.4	41.2
Other reorganization-related liabilities(5)	0.4	0.4	—	—	—

Total contractual cash obligations	$256.2	$29.1	$24.0	$42.4	$160.7

Estimated interest on contractual debt obligations(6)	$92.2	$11.3	$11.3	$34.1	$35.5

(1)	Represents the principal amounts due on outstanding debt obligations, current and long term, as of December 31, 2006. Amounts do not include interest payments.

(2)	These Notes were retired at a premium subsequent to December 31, 2006 with proceeds from $137.9 million in borrowing under the asset based revolver which matures October 13, 2010. At December 31, 2006 the asset based revolver had no outstanding balance

(3)	Represents the minimum capital lease payments under non-cancelable leases, primarily for four harbor tugs. Includes interest.

(4)	Represents the minimum lease rental payments under non-cancelable leases, primarily for vessels and land.

(5)	Consists of estimated professional fees for remaining legal matters related to our bankruptcy.

(6)	Interest expense calculation begins on January 1, 2007 and ends on the respective maturity dates.

The interest rate and term assumptions used in these calculations are contained in the following table:

	Principal at
	December 31,	Period		Interest
Obligation	2006	From	To	Rate

2015 Senior Notes	$119.5	1/1/06	2/15/15	9.5%

For additional disclosures regarding these obligations and commitments, see Note 3 to the accompanying consolidated financial statements.

SEASONALITY

The seasonality of our business is discussed in Part I, the Business under the caption Seasonality.

CHANGES IN ACCOUNTING STANDARDS

Statement of Financial Accounting Standards No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4 — Issued November 2004” (SFAS No. 151) is a product of the efforts of the FASB, to achieve short term convergence with the International Accounting Standards Board (IASB). SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. This guidance effective during fiscal years beginning after June 15, 2005 was adopted by the Company in 2006 and had no effect on the financial statements.

Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (SFAS No. 123R) was issued in December 2004 and requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statements based on their fair values. Pro forma disclosure is no longer an alternative. The Company adopted SFAS 123R effective January 1, 2006 using the modified-prospective method. Compensation cost in 2006 includes (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the fair value estimated in accordance with Statement of Financial Accounting Standard Number 123, “Accounting and Disclosure of Stock Based Compensation (“SFAS 123”) and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Results for the prior year have not been restated. The Company began expensing stock compensation for new award grants under the Company’s stock compensation plans in January 2005 in accordance with the fair value method of SFAS 123. At that date the Company had no surviving share-based compensation. For that reason, the impact of the Company’s adoption of SFAS No. 123R was limited to the reclassification of the amount previously recorded as unearned compensation related to its 2005 share-based awards at December 31, 2005 to additional paid in capital from unearned compensation as disclosed in the accompanying consolidated statement of stockholders’ equity/member’s deficit. SFAS 123R required the benefit of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow rather than as operating cash flow in the accompanying consolidated statements of cash flow for the year ended December 31, 2006.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, and amendment of FASB Statements No 87, 88, 106, and 132(R) (“SFAS 158”). SFAS 158 requires plan sponsors of defined benefit pension and other postretirement benefit plans (collectively, “postretirement benefit plans”) to recognize the funded status of their postretirement benefit plans in the consolidated balance sheet, measure the fair value of plan assets and benefit obligations as of the date of the fiscal year-end consolidated balance sheet, and provide additional disclosures. On December 31, 2006, ACL adopted the recognition and disclosure provisions of SFAS 158. The effect of adopting SFAS 158 on ACL’s financial condition at December 31, 2006 has been included in the accompanying consolidated financial statements. SFAS 158 did not have an effect on ACL’s consolidated financial condition at December 31, 2005 or 2004. SFAS 158’s provisions that will require ACL to change the measurement date of its postretirement benefit plans will be adopted in 2008.

SFAS 158 required the Company to recognize the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations) of its pension plan in the December 31, 2006 consolidated balance sheet, with a corresponding adjustment to accumulated other comprehensive income, net of tax. The adjustment to accumulated other comprehensive income at adoption represents the net unrecognized actuarial losses, unrecognized prior service costs, and unrecognized transition obligation, as applicable, remaining from the initial adoption of SFAS 87, all of which were previously netted against the plan’s funded status in the company’s consolidated balance sheet pursuant to the provisions of SFAS 87. These amounts, as applicable, will be subsequently recognized as net periodic pension cost pursuant to the Company’s historical accounting policy for amortizing such amounts. Further, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic pension cost in the same periods will be recognized a component of other comprehensive income. Those amounts will be subsequently recognized as a component of net periodic pension cost on the same basis as the amounts recognized in accumulated other comprehensive income at adoption of SFAS 158.

The incremental effects of adopting the provisions of SFAS 158 on ACL’s consolidated balance sheet at December 31, 2006 are presented in the following table. The adoption of SFAS 158 had no effect on the ACL’s consolidated income statement for the year ended December 31, 2006, or for any prior period presented, and it will not affect ACL’s operating results in future periods. Had ACL not been required to adopt SFAS 158 at December 31, 2006, it would have recognized an additional minimum liability pursuant to the provisions of SFAS 87. The effect of recognizing the additional minimum liability is included in table below in the column labeled “Prior to Adopting SFAS 158.”

	At December 31, 2006
	Prior to	Effect of	As Reported
	Adopting	Adopting	at December 31,
	SFAS 158	SFAS 158	2006

Accrued Pension Liability	$(12,661)	$(3,365)	$(16,026)
Accrued Post Retirement Liability	(11,208)	1,151	(10,057)
Deferred Income Taxes	514	824	1,338
Accumulated Other Comprehensive Loss	(1,374)	(2,197)	(3,571)

Included in accumulated other comprehensive loss at December 31, 2006 is the net actuarial loss of $4,722 ($2,953 net of tax) which has not yet been recognized in net periodic pension cost and the net actuarial gain of $1,151 ($720 net of tax) related to the pension and postretirement plans, respectively.

In July 2006, FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”) was issued, clarifying the accounting for uncertainty in tax positions. This Interpretation requires that we recognize in our financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The adoption of FIN 48 during the first quarter of 2007 is not expected to have a significant impact on the Company’s net income, financial condition or effective tax rate.

In September 2006, the FASB issued Statement SFAS 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of the provisions of SFAS 157.

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

Revenue Recognition

The primary source of the Company’s revenue, freight transportation by barge, is recognized based on percentage of completion. The proportion of freight transportation revenue to be recognized is determined by applying a percentage to the contractual charges for such services. The percentage is determined by dividing the number of miles from the loading point to the position of the barge as of the end of the accounting period by the total miles from the loading point to the barge destination as specified in the customer’s freight contract. The position of the barge at accounting period end is determined by locating the position of the boat with the barge in tow through use of a global positioning system. The recognition of revenue based upon the percentage of voyage completion results in a better matching of revenue and expenses. The deferred revenue balance in current liabilities represents the uncompleted portion of in process contracts.

The recognition of revenue generated from contract rate adjustments occurs based on the percentage of voyage completion method. The rate adjustment occurrences are defined by contract terms. They typically occur monthly or quarterly, are based on recent historical inflation measures, including fuel, labor and/or general inflation, and are invoiced at the adjusted rate levels in the normal billing process.

The recognition of revenue due to shortfalls on take or pay contracts occurs at the end of each declaration period. A declaration period is defined as the time period in which the contract volume obligation was to be met. If the volume was not met during that time period, then the amount of billable revenue resulting from the failure to perform will be calculated and recognized.

Day rate plus towing contracts have a twofold revenue stream. The day rate, a daily charter rate for the equipment, is recognized for the amount of time the equipment is under charter during the period. The towing portion of the rate is recognized once the equipment has been placed on our boat to be moved for the customer.

Revenue from unit tow equipment day rate contracts is recognized based on the number of days services are performed during the period.

Marine manufacturing and harbor service revenue is recognized based on the completed contract method due to the short term nature of contracts. Losses are accrued if manufacturing costs are expected to exceed manufacturing contract revenue.

Harbor services, terminal, repair and other revenue is recognized as services are provided.

Inventory

Inventory is carried at the lower of cost or market, based on a weighted average cost method. Our supplies and parts port services inventory is carried net of reserves for obsolete and slow moving inventories.

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

Insurance Claim Loss Deductibles

Liabilities for insurance claim loss deductibles include accruals for the uninsured portion of personal injury, property damage, cargo damage and accident claims. These accruals are estimated based upon historical experience with similar claims. The estimates are recorded upon the first report of a claim and are updated as new information is obtained. The amount of the liability is based on the type and severity of the claim and an estimate of future claim development based on current trends and historical data. Our management believes it has recorded sufficient liabilities for these claims. These claims are subject to significant uncertainty related to the results of negotiated settlements and other developments. As claims develop, we may have to change our estimates, and these changes could have a significant impact on our consolidated financial statements.

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

We self-insured and self-administered the medical benefit plans covering most of our employees for service dates before September 1, 2005. We hired a third-party claims administrator to process claims with service dates on or after September 1, 2005. We remain self-insured up to $175,000 per individual, per policy year. We estimate our liability for claims incurred by applying a lag factor to our historical claims and administrative cost experience. A 10% change in the estimated lag factor would have a $0.2 million effect on operating income. The validity of the lag factor is evaluated periodically and revised if necessary. Although management believes the current estimated liabilities for medical claims are reasonable, changes in the lag in reporting claims, changes in claims experience, unusually large claims and other factors could materially affect the recorded liabilities and expense, impacting financial condition and results of operations.

Impairment of Long-Lived Assets

Properties and other long-lived assets are reviewed for impairment whenever events or business conditions indicate the carrying amount of such assets may not be fully recoverable. Initial assessments of recoverability are based on estimates of undiscounted future net cash flows associated with an asset or a group of assets. These estimates are subject to uncertainty. Our significant assets were appraised by independent appraisers in connection with our application of fresh-start reporting on December 31, 2004. No impairment indicators were present at December 31, 2006 or 2005.

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

Routine engine overhauls that occur on a one to three year cycle are expensed when they are incurred. Routine maintenance of boat hulls and superstructures as well as propellers, shafts and rudders are also expensed as incurred. Routine repairs to barges, such as steel patching for minor hull damage, pump and hose replacements on tank barges or hull reinforcements, are also expensed as incurred.

RISK FACTORS AND FORWARD-LOOKING STATEMENTS

This MD&A includes certain “forward-looking statements” that involve many risks and uncertainties. When used, words such as “anticipate,” “expect,” “believe,” “intend,” “may be,” “will be” and similar words or phrases, or the negative thereof, unless the context requires otherwise, are intended to identify forward-looking statements. These forward-looking statements are based on management’s present expectations and beliefs about future events. As with any projection or forecast, these statements are inherently susceptible to uncertainty and changes in circumstances. The Company is under no obligation to, and expressly disclaims any obligation to, update or alter its forward-looking statements whether as a result of such changes, new information, subsequent events or otherwise.

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

Market risk is the potential loss arising from adverse changes in market rates and prices, such as fuel prices and interest rates, and changes in the market value of financial instruments. We are exposed to various market risks, including those which are inherent in our financial instruments or which arise from transactions entered into in the course of business. A discussion of our primary market risk exposures is presented below.

Fuel Price Risk

For fiscal year 2006, fuel expenses represented approximately 20.1% of our operating expenses. A $.01 rise in fuel price would increase our annual gross operating expense by approximately $0.8 million. We believe that we recovered through fuel price escalators in our contracts all of our fuel price exposure in 2006, Historically, contract escalators were deferred one calendar quarter, but have more recently changed to a monthly frequency.

Interest Rate and Other Risks

At December 31, 2006, we had no floating rate debt outstanding. At December 31, 2006 we had 100% fixed rate debt. As discussed in Note 18, our fixed rate debt was paid off on January 31, 2007 with proceeds of borrowing under the asset based revolver. A 1.0% increase in interest rates would increase our cash interest expense by approximately $1.4 million annually, assuming a floating rate balance outstanding approximately equal to the replaced fixed debt and tender premium as previously discussed in Liquidity and Capital Resources. The current interest rate on the asset based revolver is approximately 350 basis points lower than the 9 1/2% face rate on our fixed rate debt.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Management’s Report on Internal Control over Financial Reporting

The consolidated financial statements appearing in this filing on Form 10-K have been prepared by management, which is responsible for their preparation, integrity and fair presentation. The statements have been prepared in accordance with accounting principles generally accepted in the United States, which requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended). Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Further, because of changes in conditions, the effectiveness of an internal control system may vary over time.

Under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2006 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles as of December 31, 2006.

Ernst & Young LLP, an independent registered public accounting firm, has audited and reported on the consolidated financial statements of American Commercial Lines Inc. and management’s assessment of the effectiveness of our internal control over financial reporting. The reports of Ernst & Young LLP are contained in this Annual Report.

/s/ Mark R. Holden Mark R. Holden President and Chief Executive Officer	/s/ Christopher A. Black Christopher A. Black Senior Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders American Commercial Lines Inc.

We have audited management’s assessment, included in the accompanying “Management’s Report on Internal Control over Financial Reporting,” appearing under Item 8 of Part II of this Form 10-K, that American Commercial Lines Inc. (the Company) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). American Commercial Lines Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that American Commercial Lines Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, American Commercial Lines Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of American Commercial Lines Inc. as of December 31, 2006 and December 31, 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 and our report dated February 26, 2007, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Louisville, Kentucky
February 26, 2007

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders American Commercial Lines Inc.

We have audited the accompanying consolidated balance sheets of American Commercial Lines Inc. as of December 31, 2006 and December 31, 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Commercial Lines Inc. at December 31, 2006 and December 31, 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Financial Accounting Standards Board Statements of Financial Accounting Standards No. 123R, Share-Based Payment, and No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R), in 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of American Commercial Lines Inc. internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2007 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Louisville, Kentucky
February 26, 2007

AMERICAN COMMERCIAL LINES INC.

CONSOLIDATED INCOME STATEMENTS

			Predecessor
			Company
	Years Ended
	December 31, 2006	December 31, 2005	December 31, 2004
	(In thousands, except shares and per share amounts)

REVENUES
Transportation Services	$787,348	$594,200	$506,968
Manufacturing	155,204	120,741	97,988

Revenues	942,552	714,941	604,956

COST OF SALES
Transportation Services	582,465	503,923	458,505
Manufacturing	141,589	112,218	94,343

Cost of Sales	724,054	616,141	552,848

GROSS PROFIT	218,498	98,800	52,108
Selling, General and Administrative Expenses	66,280	47,654	31,709

OPERATING INCOME	152,218	51,146	20,399

OTHER EXPENSE (INCOME)
Interest Expense	18,354	31,590	39,023
Debt Retirement Expenses	1,437	11,732	—
Other, Net	(3,993)	(6,324)	(2,932)

Other Expenses	15,798	36,998	36,091

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE REORGANIZATION ITEMS, FRESH-START ADJUSTMENTS, INCOME TAXES, DISCONTINUED OPERATIONS AND EXTRAORDINARY ITEM	136,420	14,148	(15,692)
REORGANIZATION ITEMS	—	—	56,921
FRESH-START ADJUSTMENTS	—	—	85,187

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES, DISCONTINUED OPERATIONS AND EXTRAORDINARY ITEM	136,420	14,148	(157,800)

INCOME TAXES	49,822	4,144	—

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE EXTRAORDINARY ITEM AND DISCONTINUED OPERATIONS	86,598	10,004	(157,800)
DISCONTINUED OPERATIONS, NET OF INCOME TAXES	5,654	1,809	11,045

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM	92,252	11,813	(146,755)
EXTRAORDINARY ITEM — GAIN ON DISCHARGE OF DEBT	—	—	151,149

NET INCOME	$92,252	$11,813	$4,394

BASIC EARNINGS PER COMMON SHARE:
Income from continuing operations	$1.43	$0.21	NA
Income from discontinued operations, net of tax	0.09	0.04	NA

BASIC EARNINGS PER COMMON SHARE	$1.52	$0.25	NA

EARNINGS PER COMMON SHARE — ASSUMING DILUTION:
Income from continuing operations	$1.38	$0.20	NA
Income from discontinued operations, net of tax	0.09	0.04	NA

EARNINGS PER COMMON SHARE — ASSUMING DILUTION	$1.47	$0.24	NA

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	60,742,980	47,594,218	NA

Diluted	62,800,804	49,247,874	NA

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN COMMERCIAL LINES INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2006	2005
	(In thousands, except shares and per share amounts)

ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$5,113	$13,959
Accounts Receivable, Net	102,228	96,526
Inventory	61,504	44,976
Deferred Tax Asset	2,173	4,644
Assets Held for Sale	406	1,042
Other Current Assets	25,579	15,745

Total Current Assets	197,003	176,892
PROPERTIES, NET	455,710	425,741
INVESTMENT IN EQUITY INVESTEES	3,527	5,532
OTHER ASSETS	14,581	15,119

Total Assets	$670,821	$623,284

LIABILITIES
CURRENT LIABILITIES
Accounts Payable	$53,607	$47,517
Accrued Payroll and Fringe Benefits	28,267	22,303
Deferred Revenue	16,803	16,631
Accrued Claims and Insurance Premiums	15,754	13,361
Accrued Interest	4,466	5,179
Customer Deposits	9,145	1,147
Other Liabilities	24,710	24,550

Total Current Liabilities	152,752	130,688
LONG TERM DEBT	119,500	200,000
PENSION LIABILITY	16,026	17,867
DEFERRED TAX LIABILITY	14,014	4,644
OTHER LONG TERM LIABILITIES	9,876	16,384

Total Liabilities	312,168	369,583

STOCKHOLDERS’ EQUITY
Common stock; authorized 250,000,000 shares at $.01 par value; 61,883,556 and 61,503,432 shares issued and outstanding as of December 31, 2006 and 2005, respectively	619	615
Treasury Stock 172,320 shares at December 31, 2006	(3,207)	—
Other Capital	259,409	250,622
Unearned Compensation	—	(3,495)
Retained Earnings	104,065	11,813
Accumulated Other Comprehensive Loss	(2,233)	(5,854)

Total Stockholders’ Equity	358,653	253,701

Total Liabilities and Stockholders’ Equity	$670,821	$623,284

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN COMMERCIAL LINES INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY/MEMBER’S DEFICIT

							Accumulated
							Other
	Member’s Interest/					Retained	Comprehensive
	Common Stock		Treasury	Other	Unearned	Earnings	Income
	Shares	Amount	Stock	Capital	Compensation	(Deficit)	(Loss)	Total
	(In thousands, except shares and per share amounts)

Predecessor Company:
Balance at December 26, 2003	—	$85,025	$—	$1,021	$(289)	$(87,577)	$(17,854)	$(19,674)
Amortization of Unearned Compensation	—	—	—	—	195	—	—	195
Cancellation of Restricted Parent Company Common Stock	—	—	—	(20)	20	—	—	—
Comprehensive Income:
Net Income	—	—	—	—	—	4,394	—	4,394
Net Loss on Fuel Swaps Designated as Cash Flow Hedging Instruments	—	—	—	—	—	—	(520)	(520)
Net Loss on Interest Rate Swaps Designated as
Cash Flow Hedging Instruments	—	—	—	—	—	—	(150)	(150)
Foreign Currency Translation	—	—	—	—	—	—	(912)	(912)
Minimum Pension Liability Adjustment	—	—	—	—	—	—	19,436	19,436

Total Comprehensive Income	—	—	—	—	—	4,394	17,854	22,248
Elimination of Historical Equity in Vessel Leasing	—	(2,769)	—					(2,769)
Debt Restructuring and Fresh Start Accounting Adjustments	—	(82,256)	—	(1,001)	74	83,183	—	—
Reorganized Company Equity	—	—	—	100,098	—	—	—	100,098

Balance at December 31, 2004	—	—	—	100,098	—	—	—	100,098
Issuance of Common Stock	59,861,336	599	—	(599)	—	—	—	—
Initial Public Offering	—	—	—	157,500	—	—	—	157,500
Underwriting Fees	—	—	—	(12,566)	—	—	—	(12,566)
Issuance of Restricted Stock and Recognition of Stock Options	1,642,096	16	—	6,189	(6,205)	—	—	—
Amortization of Restricted Stock and Stock Options	—	—	—	—	2,710	—	—	2,710
Comprehensive Income:
Net Income	—	—	—	—	—	11,813	—	11,813
Minimum Pension Liability (Net of Tax Benefit)	—	—	—	—	—	—	(5,854)	(5,854)

Total Comprehensive Income	—	—		—	—	11,813	(5,854)	5,959

Balance at December 31, 2005	61,503,432	615	—	250,622	(3,495)	11,813	(5,854)	253,701
Adoption of SFAS 123R	—	—	—	(3,495)	3,495	—	—	—
Amortization of Restricted Stock, Stock Options, Performance Shares and Restricted Stock Units	—	—	—	5,041	—	—	—	5,041
Excess Tax Benefit	—	—	—	6,174	—	—	—	6,174
Exercise of Stock Options	380,124	4	—	1,072	—	—	—	1,076
Underwriting Fees	—	—	—	(5)	—	—	—	(5)
Acquisition of Treasury Stock	(172,320)	—	(3,207)	—	—	—	—	(3,207)
Adoption of SFAS 158, net of income taxes							(1,373)	(1,373)
Comprehensive Income:								—
Net Income	—	—	—	—	—	92,252	—	92,252
Minimum Pension Liability (Net of Tax Benefit) — FASB 132	—	—	—	—	—	—	4,994	4,994
Total Comprehensive Income	—	—	—	—	—	92,252	4,994	97,246

Balance at December 31, 2006	61,711,236	$619	$(3,207)	$259,409	$—	$104,065	$(2,233)	$358,653

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN COMMERCIAL LINES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

			Predecessor
			Company
	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	December 31,	December 31,	December 31,
	2006	2005	2004
	(In thousands)
OPERATING ACTIVITIES
Net Income	$92,252	$11,813	$4,394
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	48,806	49,121	53,175
Interest Accretion and Debt Issuance Cost Amortization	1,382	6,781	9,614
Deferred Taxes	7,201	(844)	—
Loss on Sale of Argentina Assets	—	—	35,197
Gain on Sale of Venezuela Assets	(5,099)	—	—
(Gain) Loss on Property Dispositions	(194)	(4,628)	247
Share-Based Compensation	5,045	2,710	195
Other Operating Activities	782	(2,566)	786
Reorganization Items	—	—	21,724
Fresh Start Adjustments	—	—	83,030
Gain on Discharge of Debt	—	—	(155,358)
Changes in Operating Assets and Liabilities:
Accounts Receivable	(17,786)	(18,728)	(1,690)
Inventory	(16,830)	4,559	(9,105)
Accrued Interest	(713)	4,025	3,926
Other Current Assets	(8,623)	1,364	(987)
Accounts Payable	9,180	—	2,241
Other Current Liabilities	20,940	23,245	9,593

Net Cash Provided by Operating Activities before Reorganization Items	136,343	76,852	56,982
Reorganization Items Paid	(557)	(13,514)	(20,785)

Net Cash Provided by Operating Activities	135,786	63,338	36,197

INVESTING ACTIVITIES
Property Additions	(90,042)	(47,279)	(12,520)
Proceeds from Sale of Venezuela Operations	26,532	—	—
Proceeds from Sale of Argentina Assets	—	—	24,100
Proceeds from Sale of Interest in GMS	—	—	14,000
Investment in Vessel Leasing	—	(2,500)	—
Proceeds from Property Dispositions	1,163	14,915	4,890
Net Change in Restricted Cash	—	9,182	(1,428)

Other Investing Activities	(1,552)	(1,811)	(1,814)

Net Cash (Used in) Provided by Investing Activities	(63,899)	(27,493)	27,228

FINANCING ACTIVITIES
Short-Term Borrowings	—	—	1,693
DIP Credit Facility Repayments	—	—	(50,000)
Long-Term Debt Repayments	—	(407,551)	(7,161)
Revolving Credit Facility Initial Borrowings	—	170,710	—
Revolving Credit Facility Repayments	(70,000)	(100,710)	—
2015 Senior Note Initial Borrowings	—	200,000	—
2015 Senior Note Repayments	(10,500)	(70,000)	—
Outstanding Checks	(3,090)	9,220	5,702
Debt Costs	(13)	(13,855)	(953)
Net Proceeds from IPO	—	144,934	—
Tax Benefit of Share Based Compensation	6,174	—	—
Exercise of Stock Options	1,072	—	—
Acquisition of Treasury Stock	(3,207)	—	—

Other Financing Activities	(1,169)	(1,279)	(1,336)

Net Cash Used in Financing Activities	(80,733)	(68,531)	(52,055)

Net (Decrease) Increase in Cash and Cash Equivalents	(8,846)	(32,686)	11,370
Cash and Cash Equivalents at Beginning of Period	13,959	46,645	35,275

Cash and Cash Equivalents at End of Period	$5,113	$13,959	$46,645

Supplemental Cash Flow Information:
Interest Paid	$18,704	$31,920	$25,011
Income Taxes Paid	29,947	13,258	1,088

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

NOTE 1.	ACCOUNTING POLICIES

REPORTING ENTITY

American Commercial Lines Inc. (“ACL”) is a Delaware corporation. In these financial statements, unless the context indicates otherwise, the “Company” refers to ACL, its predecessors and its subsidiaries on a consolidated basis. “Predecessor Company” refers to the Company and its operations for periods prior to December 31, 2004.

The operations of the Company include barge transportation together with related port services along the inland waterways and marine equipment manufacturing. Barge transportation accounts for the majority of the Company’s revenues and includes the movement of grain, coal, steel, liquids and other bulk products in the United States. The Company has long term contracts with many of its customers. The Company’s former operations in both Venezuela and the Dominican Republic have been classified as discontinued operations for all periods presented in these financial statements (See Note 15 — Discontinued Operations). Manufacturing of marine equipment is provided to customers in marine transportation and other related industries in the United States.

On January 31, 2003, American Commercial Lines LLC, a Delaware limited liability company and an indirect, wholly owned subsidiary of ACL, (“ACL LLC”), and certain of its affiliates filed voluntary petitions seeking relief from creditors pursuant to Chapter 11 of the U.S. Bankruptcy Code (the “Bankruptcy Code” or “Chapter 11”).

ACL LLC and the other debtors emerged from bankruptcy on January 11, 2005, pursuant to a Plan of Reorganization which was confirmed by the Bankruptcy Court on December 30, 2004 (the “Plan of Reorganization”). Since there were no material contingencies after the confirmation date, the Company applied fresh-start accounting on December 31, 2004 (“accounting effective date”). Under fresh-start accounting, a new reporting entity is deemed to be created and the recorded amounts of assets and liabilities are adjusted to reflect their estimated fair values. Since fresh-start accounting materially changed the amounts previously recorded in the Company’s consolidated financial statements, the pre-emergence financial data is labeled “Predecessor Company” to signify the difference in the basis of presentation of the financial statements.

In connection with its emergence from bankruptcy and confirmation of the Plan of Reorganization, American Commercial Lines Holdings LLC (“ACL Holdings”), the pre-emergence parent company of ACL LLC, transferred its ownership interest in ACL LLC to Commercial Barge Line Company, a Delaware corporation (“CBL”). CBL is a direct, wholly owned subsidiary of American Barge Line Company, a Delaware corporation (“American Barge”) which is in turn a direct, wholly owned subsidiary of ACL. In 2005, ACL issued common stock as settlement of certain debts of the debtors in bankruptcy. See Notes 16 and 17 for further information regarding the reorganization. In January 2007 the Chapter 11 cases were closed by the Bankruptcy Court.

The assets of ACL consist principally of its ownership of all of the stock of American Barge. The assets of American Barge consist principally of its ownership of all of the stock of CBL, and the assets of CBL consist principally of its ownership of all of the membership interests in ACL LLC, ACL Transportation Services LLC and Jeffboat LLC. Although CBL is responsible for corporate income tax, none of ACL, American Barge or CBL conducts any operations independent of such ownership.

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

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FISCAL YEAR

As of January 1, 2005, the Company adopted a calendar fiscal year. Previously, the Company followed a 52/53 week fiscal year ending on the last Friday of December each year. 2004 was a 53 week fiscal year.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Some of the significant estimates underlying these financial statements include reserves for doubtful accounts, obsolete and slow moving inventories, amounts of pension and post-retirement liabilities, incurred but not reported medical claims, insurance claims receivable, deferred tax liabilities, assets held for sale, environmental liabilities, valuation allowances related to deferred tax assets, expected forfeitures of share-based compensation, liabilities for unbilled harbor and towing services and depreciable lives of long-lived assets.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include short term investments with a maturity of less than three months when purchased. ACL has, from time to time, cash in banks in excess of federally insured limits.

RESTRICTED CASH

As part of the Maritime Administration (“MARAD”) guaranteed financing, Vessel Leasing LLC (“Vessel Leasing”) was required to maintain a cash balance on account equal to 12 months of future debt service. The entire cash balance of $10,611 was returned to ACL on October 20, 2005, when the bonds guaranteed by MARAD were repaid.

ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	December 31,	December 31,
	2006	2005

Accounts Receivable	$102,565	$98,267
Allowance for Doubtful Accounts	(337)	(1,741)

	$102,228	$96,526

ACL maintains an allowance for doubtful accounts based upon the expected collectibility of accounts receivable. Trade receivables less allowances reflect the net realizable value of the receivables, and approximate fair value. The Company generally does not require collateral or other security to support trade receivables subject to credit risk. To reduce credit risk, the Company performs credit investigations prior to establishing customer credit limits and reviews customer credit profiles on an ongoing basis. An allowance against the trade receivables is established based either on a consistently applied percentage of past due accounts or on the Company’s knowledge of a specific customer’s financial condition. Accounts are charged to the allowance when collection efforts cease. Recoveries of trade receivables previously reserved in the allowance are added back to the allowance when recovered.

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

INVENTORY

Inventory is carried at the lower of cost (based on a weighted average cost method) or market and consists of the following:

	December 31,	December 31,
	2006	2005

Raw Materials	$19,818	$9,754
Work in Process	22,001	13,913
Parts and Supplies(1)	19,685	21,309

	$61,504	$44,976

(1)	Net of reserves for obsolete and slow moving inventories of $292 and $420 at December 31, 2006 and 2005, respectively.

OTHER CURRENT ASSETS

Other current assets include estimated claims receivable from insurance carriers of $11.5 million at December 31, 2006, and $7.3 million at December 31, 2005 and payments for steel used in our manufacturing operations prior to the receipt of the steel into inventory of $3.6 million and $0.7 million at December 31, 2006 and 2005, respectively. The remainder of current assets primarily relate to prepaid rent, insurance and other contracts.

PROPERTIES, DEPRECIATION AND AMORTIZATION

At December 31, 2004, properties were restated to fair value and then reduced to a proportionate share of the purchase price in conjunction with the application of fresh-start accounting based on the Plan of Reorganization. Property additions in 2005 and 2006 are stated at cost less accumulated depreciation. Provisions for depreciation of properties are based on the estimated useful service lives computed on the straight-line method. Buildings and improvements are depreciated from 15 to 45 years. Improvements to leased property are amortized over the shorter of their economic life or the respective lease term. Equipment is depreciated from 5 to 42 years.

Properties consist of the following:

	December 31,	December 31,
	2006	2005

Land	$10,403	$10,117
Buildings and Improvements	22,326	13,187
Equipment	513,386	456,064

	546,115	479,368
Less Accumulated Depreciation	90,405	53,627

	$455,710	$425,741

Depreciation expense was $47,681, $47,712, and $47,460 for fiscal years 2006, 2005 and 2004, respectively. Amortization expense, relating to software and intangible assets which are included in other assets, was $1,125, $1,409, and $5,715 for fiscal years 2006, 2005 and 2004.

IMPAIRMENT OF LONG-LIVED ASSETS

Properties and other long-lived assets are reviewed for impairment whenever events or business conditions indicate the carrying amount of such assets may not be fully recoverable. Initial assessments of recoverability are based on estimates of undiscounted future net cash flows associated with an asset or a group of assets. Where impairment is indicated, the assets are evaluated for sale or other disposition, and their carrying amount

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

is reduced to fair value based on discounted net cash flows or other estimates of fair value. Impairment losses of $583, $728 and $3,405 were recorded in 2006, 2005 and 2004, respectively, since the book value exceeded the fair market value of certain boats and barges held for sale. Impairment expense is included in cost of sales — transportation services in the consolidated income statements.

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

Routine engine overhauls that occur on a one to three year cycle are expensed when they are incurred. Routine maintenance of boat hulls and superstructures as well as propellers, shafts and rudders are also expensed as incurred. Routine repairs to barges, such as steel patching for minor hull damage, pump and hose replacements on tank barges or hull reinforcements, are also expensed as incurred.

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

INVESTMENTS IN EQUITY INVESTEES

The Investment in Equity Investees balance at December 31, 2006 consists of small individual equity investments in four domestic ventures: BargeLink LLC, Bolivar Terminal LLC, TTBarge Services Mile 237 LLC and SSIC Remediation LLC. Earnings related to ACL’s equity method investees in aggregate were $1,683, $1,520 and $3,195 for fiscal years 2006, 2005 and 2004, respectively. These earnings are included in other income in the consolidated income statements.

During 2005 ACL had significant Investments in Equity Investees in the above named entities and in Global Materials Services Venezuela which were accounted for by the equity method. Previously held Investments in Equity Investees that have been sold are listed below.

Global Materials Services Venezuela (“GMSV”) — On October 28, 2006, ACL sold its 46% ownership share of GMSV and other Venezuelan subsidiaries for $26,532 (see Note 15).

Global Materials Services LLC (“GMS”) — On October 6, 2004, ACL sold its 50% ownership interest in GMS to Mid-South Terminal Company, L.P. for $14,000 cash. This sale resulted in a $335 gain and is reported as a reorganization item in the consolidated income statements.

UABL Limited (“UABL”) — ACL sold its 50% ownership interest in UABL along with boats and barges to Ultrapetrol (Bahamas) Ltd. for $24,100 in cash on April 23, 2004. The sale resulted in a loss of $35,197 and is reported as a reorganization item in the consolidated income statements.

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

DEBT COST AMORTIZATION

ACL amortizes debt issuance costs and fees over the term of the debt. Amortization of debt issuance cost was $1,381, $6,781, and $2,170 for the fiscal years 2006, 2005 and 2004, respectively, and is included in interest expense in the consolidated income statements.

DEBT DISCOUNT

On May 29, 2002, ACL issued new debt which was recorded at fair value. The difference between the principle amount of the notes and the fair value (discount) was amortized using the interest method over the life of the notes. The amortization of the discount was $7,444 for the fiscal year 2004, and is included in interest expense in the consolidated income statements. The remaining debt discount of $44,074 was written off with the forgiveness of debt from Chapter 11 and is included as a component of the extraordinary gain in the 2004 consolidated income statements.

REVENUE RECOGNITION

The primary source of the Company’s revenue, freight transportation by barge, is recognized based on percentage of completion. The proportion of freight transportation revenue to be recognized is determined by applying a percentage to the contractual charges for such services. The percentage is determined by dividing the number of miles from the loading point to the position of the barge as of the end of the accounting period by the total miles from the loading point to the barge destination as specified in the customer’s freight contract. The position of the barge at accounting period end is determined by locating the position of the boat with the barge in tow through use of a global positioning system. The recognition of revenue based upon the percentage of voyage completion results in a better matching of revenue and expenses. The deferred revenue balance in current liabilities represents the uncompleted portion of in process contracts.

The recognition of revenue generated from contract rate adjustments occurs based on the percentage of voyage completion method. The rate adjustment occurrences are defined by contract terms. They typically occur monthly or quarterly, are based on recent historical inflation measures, including fuel, labor and/or general inflation, and are invoiced at the adjusted rate levels in the normal billing process.

The recognition of revenue due to shortfalls on take or pay contracts occurs at the end of each declaration period. A declaration period is defined as the time period in which the contract volume obligation was to be met. If the volume was not met during that time period, then the amount of billable revenue resulting from the failure to perform will be calculated and recognized.

Day rate plus towing contracts have a twofold revenue stream. The day rate, a daily charter rate for the equipment, is recognized for the amount of time the equipment is under charter during the period. The towing portion of the rate is recognized once the equipment has been placed on our boat to be moved for the customer.

Revenue from unit tow equipment day rate contracts is recognized based on the number of days services are performed during the period.

Marine manufacturing and harbor service revenue is recognized based on the completed contract method due to the short term nature of contracts. Losses are accrued if manufacturing costs are expected to exceed manufacturing contract revenue.

Harbor services, terminal, repair and other revenue is recognized as services are provided.

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

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of barges in vendor tows and the quantity of man hours and materials required. ACL’s management believes it has recorded sufficient liabilities for these services. Changes to these estimates could have a significant impact on our financial results.

INSURANCE CLAIM LOSS DEDUCTIBLES AND SELF INSURANCE

Liabilities for insurance claim loss deductibles include accruals for the uninsured portion of personal injury, property damage, cargo damage and accident claims. These accruals are estimated based upon historical experience with similar claims. The estimates are recorded upon the first report of a claim and are updated as new information is obtained. The amount of the liability is based on the type and severity of the claim and an estimate of future claim development based on current trends and historical data.

ACL’s management believes it has recorded sufficient liabilities for these claims. These claims are subject to significant uncertainty related to the results of negotiated settlements and other developments.

The Company is currently self-insured and self-administered for service dates before September 1, 2005, for the medical benefit plans covering most of our employees. The Company has hired a third-party claims administrator to process claims with service dates on or after September 1, 2005. The Company estimates the liability for claims incurred by applying a lag factor to our historical claims and administrative cost experience. The validity of the lag factor is evaluated periodically and revised if necessary.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current year presentation. No material changes were made other than reflection of certain discontinued. operations as described in Note 15 — Discontinued Operations.

RECENTLY ISSUED ACCOUNTING STANDARDS

Statement of Financial Accounting Standards No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4 — Issued November 2004” (SFAS No. 151) is a product of the efforts of the FASB, to achieve short term convergence with the International Accounting Standards Board (IASB). SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. This guidance effective during fiscal years beginning after June 15, 2005 was adopted by the Company in 2006 and had no effect on the financial statements.

Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (SFAS No. 123R) was issued in December 2004 and requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statements based on their fair values. Pro forma disclosure is no longer an alternative. The Company adopted SFAS 123R effective January 1, 2006 using the modified-prospective method. Compensation cost in 2006 includes (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the fair value estimated in accordance with Statement of Financial Accounting Standard Number 123, “Accounting and Disclosure of Stock Based Compensation (“SFAS 123”) and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Results for the prior year have not been restated. The Company began expensing stock compensation for new award grants under the Company’s stock compensation plans in January 2005 in accordance with the fair value method of SFAS 123. At that date the Company had no surviving share-based compensation. For that reason, the impact of the Company’s adoption of SFAS No. 123R was limited to the reclassification of the amount previously recorded as unearned compensation related to its 2005 share-based awards at December 31, 2005 to additional paid in capital from unearned compensation as disclosed in the accompanying consolidated statement of stockholders’ equity/member’s deficit and. SFAS 123R required the benefit of tax deductions in excess of recognized compensation expense to be

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reported as a financing cash flow rather than as operating cash flow in the accompanying consolidated statements of cash flow for the year ended December 31, 2006.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, and amendment of FASB Statements No 87, 88, 106,, and 132(R) (“SFAS 158”). SFAS 158 requires plan sponsors of defined benefit pension and other postretirement benefit plans (collectively, “postretirement benefit plans”) to recognize the funded status of their postretirement benefit plans in the consolidated balance sheet, measure the fair value of plan assets and benefit obligations as of the date of the fiscal year-end consolidated balance sheet, and provide additional disclosures. On December 31, 2006, ACL adopted the recognition and disclosure provisions of SFAS 158. The effect of adopting SFAS 158 on ACL’s financial condition at December 31, 2006 has been included in the accompanying consolidated financial statements. SFAS 158 did not have an effect on ACL’s consolidated financial condition at December 31, 2005 or 2004. SFAS 158’s provisions that will require ACL to change the measurement date of its postretirement benefit plans will be adopted in 2008.

SFAS 158 required the Company to recognize the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations) of its pension plan in the December 31, 2006 consolidated balance sheet, with a corresponding adjustment to accumulated other comprehensive income, net of tax. The adjustment to accumulated other comprehensive income at adoption represents the net unrecognized actuarial losses, unrecognized prior service costs, and unrecognized transition obligation, as applicable, remaining from the initial adoption of SFAS 87, all of which were previously netted against the plan’s funded status in the company’s consolidated balance sheet pursuant to the provisions of SFAS 87. These amounts, as applicable, will be subsequently recognized as net periodic pension cost pursuant to the Company’s historical accounting policy for amortizing such amounts. Further, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic pension cost in the same periods will be recognized a component of other comprehensive income. Those amounts will be subsequently recognized as a component of net periodic pension cost on the same basis as the amounts recognized in accumulated other comprehensive income at adoption of SFAS 158.

The incremental effects of adopting the provisions of SFAS 158 on ACL’s consolidated balance sheet at December 31, 2006 are presented in the following table. The adoption of SFAS 158 had no effect on the ACL’s consolidated income statement for the year ended December 31, 2006, or for any prior period presented, and it will not affect ACL’s operating results in future periods. Had ACL not been required to adopt SFAS 158 at December 31, 2006, it would have recognized an additional minimum liability pursuant to the provisions of SFAS 87. The effect of recognizing the additional minimum liability is included in table below in the column labeled “Prior to Adopting SFAS 158.”

	At December 31, 2006
	Prior to	Effect of	As Reported
	Adopting	Adopting	at December 31,
	SFAS 158	SFAS 158	2006

Accrued Pension Liability	$(12,661)	$(3,365)	$(16,026)
Accrued Post Retirement Liability	(11,208)	1,151	(10,057)
Deferred Income Taxes	514	824	1,338
Accumulated Other Comprehensive Loss	(1,374)	(2,197)	(3,571)

Included in accumulated other comprehensive loss at December 31, 2006 is the net actuarial loss of $4,722 ($2,953 net of tax) and the net actuarial gain of $1,151 ($720 net of tax) related to the pension and postretirement plans, respectively which have not yet been recognized in net periodic pension cost.

In July 2006, FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”) was issued, clarifying the accounting for uncertainty in tax positions. This Interpretation requires that we recognize in our financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

position. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The adoption of FIN 48 during the first quarter of 2007 is not expected to have a significant impact on the Company’s net income, financial condition or effective tax rate.

In September 2006, the FASB issued Statement SFAS 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of the provisions of SFAS 157.

NOTE 2.	EARNINGS PER SHARE

On January 16, 2007, The Board of Directors of ACL declared a two-for-one stock split of the Company’s common stock, par value $0.01 per share, in the form of a stock dividend. Stockholders of record on February 6, 2007, received one additional share of common stock for each share of common stock held on that day. The new shares were distributed on February 20, 2007. All per share and per share amounts reflect the effect of this stock split.

Per share data is based upon the average number of shares of common stock of ACL par value $.01 per share (“Common Stock”), outstanding during the relevant period. Basic earnings per share are calculated using only the weighted average number of issued and outstanding shares of Common Stock. Diluted earnings per share, as calculated under the treasury stock method, include the average number of shares of additional Common Stock issuable for stock options, whether or not currently exercisable and for unvested restricted stock grants.

Basic and diluted earnings per common share are calculated as follows:

	2006	2005

Net Income	$92,252	$11,813
Weighted average common shares outstanding (used to calculate basic EPS)	60,743	47,594
Dilutive effect of share-based compensation	2,058	1,654

Shares used to calculate fully diluted EPS	62,801	49,248
Basic earnings per share	$1.52	$0.25
Diluted earnings per share	$1.47	$0.24

NOTE 3.	DEBT

	December 31,	December 31,
	2006	2005

Asset based revolver	$—	$70,000
2015 Senior Notes	119,500	130,000

	119,500	200,000
Less current portion of long term debt	—	—

Long-term debt	$119,500	$200,000

The asset based revolver provides $250,000 in available credit, subject to borrowing base limitations and is secured by the assets of the Company. The borrowing base is currently sufficient to allow borrowings up to the maximum available under the facility. Total available credit as of December 31, 2006 was $247,699 due to an outstanding letter of credit for $2,301 under the facility. The asset based revolver bears interest at the prime rate or at LIBOR plus a margin dependent upon the consolidated senior leverage ratio as defined in the asset based revolver loan agreement. Pricing was LIBOR plus 100 basis points as of December 31, 2006. The

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

maturity date of the asset based revolver is October 13, 2010. The asset based revolver contains certain covenants including a Consolidated Senior Leverage Ratio as defined in the asset based revolver loan agreement. As of December 31, 2006, the Company is in compliance with all covenants. The weighted average interest rate on the asset based revolver was 6.3% in 2006 and 5.6% in 2005.

The 2015 Senior Notes have an aggregate face amount of $119,500, bear interest at 9.5% semiannually in arrears and are due on February 15, 2015. The 2015 Senior Notes are unsecured but are guaranteed by certain subsidiaries of the Company. The asset based revolver and the indenture governing the 2015 Senior Notes (the “Indenture”) contain a number of covenants and certain cross default provisions. As of December 31, 2006, the Company is in compliance with these covenants. See Note 18 — Subsequent Events. Using existing working capital, ACL repaid $10,500 of the Senior Notes in 2006 and incurred $1,135 in prepayment penalties and $302 debt issuance cost writeoffs. On November 15, 2005, ACL repaid $70,000 of the 2015 Senior Notes and incurred $6,650 in prepayment penalties and $2,250 in debt issuance cost writeoffs. The prepayment penalties and debt issuance cost writeoffs are included in debt retirement expenses in the consolidated income statements in 2006 and 2005. The earnings per share impacts were insignificant.

On October 20, 2005, Vessel Leasing redeemed all of its outstanding United States Government Guaranteed Ship Financing Bonds in the aggregate total principal amount of $32,229, by prepaying in full the outstanding principal and interest on the bonds, together with a prepayment premium totaling $1,271 applicable to two of the series. The prepayment penalty of $1,271 together with the writeoff of $1,561 of debt discount resulted in a charge to debt retirement expenses of $2,832 in the consolidated income statement for the fourth quarter of 2005. As collateral security for Vessel Leasing’s repayment of the bonds, the U.S. Maritime Administration (“MARAD”) held a first preferred fleet mortgage on certain barges and a security interest in a cash collateral account funded by charter hire earned by Vessel Leasing under a bareboat charter of those barges with American Commercial Barge Line LLC. The cash collateral of $10,611 was returned to ACL LLC when the bonds were repaid.

The principal payments of long term debt outstanding as of December 31, 2006 over the next five years and thereafter are as follows:

2007	$—
2008	—
2009	—
2010	—
2011	—
Thereafter	119,500

$119,500

NOTE 4.	INCOME TAXES

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

Upon the Company’s emergence from bankruptcy, the reorganized operating entities are single member limited liability companies that are owned by a corporate parent, which is subject to U.S. federal and state income taxes on a combined basis.

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of income (loss) from continuing operations before income tax expense follow:

			Predecessor
			Company
	2006	2005	2004

Income (loss) from continuing operations before income taxes, discontinued operations and extraordinary item	$136,420	$14,148	$(157,800)

The components of income tax expense follow:

			Predecessor
			Company
	2006	2005	2004

Income tax expense currently payable
Federal	$34,610	$4,878	$—
State	3,264	551	—

	37,874	5,429	—

Deferred income tax expense (benefit)
Federal	10,736	(908)	—
State	1,212	(377)	—

	11,948	(1,285)	—

Total income taxes	$49,822	$4,144	$—

Income tax provision (benefit) attributable to other comprehensive loss:	$2,170	$(3,508)	$—

Income tax computed at federal statutory rates reconciled to income tax expense exclusive of income tax expense associated with discontinued operations is as follows.

	2006	2005

Tax at federal statutory rate	$47,747	$4,952
State income taxes, net	2,912	321
Other:
Permanent compensation items	—	(641)
Prior year taxes	(571)	(766)
Other miscellaneous items	(266)	278

Total income tax expense	$49,822	$4,144

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Because of the Reorganized Company’s corporate status, deferred tax assets and liabilities were recorded in connection with fresh start accounting based upon the basis difference between the carrying values of the assets and liabilities and their tax basis. The components of deferred taxes included on the balance sheet are as follows.

	December 31,	December 31,
	2006	2005

DEFERRED TAX ASSETS:
Reserve for bad debts	$126	$652
Inventory adjustments	222	318
Employee benefits and compensation	1,638	3,134
EPA and legal reserves	41	336
Other accruals	25	79
Warranty accruals	121	125

CURRENT DEFERRED TAX ASSET	$2,173	$4,644

Foreign property	$863	$—
Accrued claims	1,598	2,271
Accrued pension—ACL plan long-term	6,005	5,257
Deferred non-qualified 401(k) plan	—	60
Accrued post-retirement medical	3,490	3,654
Accrued post-retirement benefits and other	—	321
Stock compensation	1,759	665
Temporary differences due to income recognition timing	22	73
Valuation allowance	—	(37)

TOTAL DEFERRED TAX ASSETS	$15,910	$16,908

DEFERRED TAX LIABILITIES:
Domestic property	(25,868)	(14,593)
Equity investments in domestic partnerships and limited liability companies	448	(917)
Long term leases	(952)	(674)
Prepaid insurance	(808)	(633)
Software	(571)	(91)

TOTAL DEFERRED TAX LIABILITIES	$(27,751)	$(16,908)

NET DEFERRED TAX LIABILITY	$(11,841)	$—

NOTE 5.	EMPLOYEE BENEFIT PLANS

ACL sponsors or participates in defined benefit plans covering both salaried and hourly employees. The plans provide for eligible employees to receive benefits based on years of service and either compensation rates or at a predetermined multiplier factor. Contributions to the plans are sufficient to meet the minimum funding standards set forth in the Employee Retirement Income Security Act of 1974 (“ERISA”), as amended. Plan assets consist primarily of common stocks, corporate bonds, and cash and cash equivalents. On December 31, 2005, the defined benefit plan of Jeffboat LLC, a wholly owned subsidiary of the Company, was merged into the ACL Pension Plan.

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

ACL also sponsors a contributory defined contribution plan (“401k”) covering eligible employee groups. ACL’s non-qualified savings plan, for certain members of management, was suspended in 2003 as a result of the Chapter 11 filing. In July 2003, ACL suspended the employer matching of employee contributions in the 401k plan but reinstated matching in July 2004. In January 2006, ACL increased the employer matching from a maximum of 3% to 4%. Contributions to such plans are based upon a percentage of employee contributions and were $2,334, $1,321 and $576 in 2006, 2005 and 2004, respectively.

Certain employees are covered by a union-sponsored, collectively-bargained, multi-employer defined benefit pension plan. Contributions to the plan, which are based upon a union contract, were approximately $21, $18 and $23, in 2006, 2005 and 2004, respectively.

A summary of the pension and post-retirement plan components follows:

	Pension Plan
	December 31, 2006	December 31, 2005

Accumulated Benefit Obligation, End of Year	$155,989	$156,541
CHANGE IN PROJECTED BENEFIT OBLIGATION:
Projected benefit obligation, beginning of period	$158,941	$132,996
Service cost	5,021	4,681
Interest cost	8,574	8,094
Actuarial (gain) loss	(7,698)	19,256
Benefits paid	(5,484)	(6,086)

Projected benefit obligation, end of period	$159,354	$158,941

CHANGE IN PLAN ASSETS:
Fair value of plan assets, beginning of period	136,231	122,743
Actual return on plan assets	11,547	16,157
Company contributions	1,034	3,417
Benefits paid	(5,484)	(6,086)

Fair value of plan assets, end of period	$143,328	$136,231

Funded status	$(16,026)	$(22,710)

AMOUNTS RECOGNIZED IN THE CONSOLIDATED BALANCE SHEETS:
Accumulated other comprehensive loss	$4,722	$9,362
Current liabilities	—	(454)
Noncurrent liabilities	(16,026)	(17,867)

Net amounts recognized	$(11,304)	$(8,959)

Measurement date	September 30, 2006	September 30, 2005

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reconciliation of the funded status of the plan for the year ended December 31, 2005 is as follows.

December 31, 2005

Funded status	$(22,710)
Unrecognized net actuarial loss	13,171
Net claims during the 4th quarter	580

Accrued benefit cost	$(8,959)

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Post-Retirement Plan
	December 31, 2006	December 31, 2005

CHANGE IN BENEFIT OBLIGATION:
Benefit obligation, beginning of period	$12,181	$10,771
Service cost	318	350
Interest cost	645	646
Plan participants’ contributions	483	332
Actuarial (gain) loss	(2,372)	1,221
Benefits paid	(980)	(1,139)

Benefit obligation, end of period	$10,275	$12,181

CHANGE IN PLAN ASSETS:
Fair value of plan assets, beginning of period	$—	$—
Employer contributions	497	808
Plan participants’ contributions	483	331
Benefits paid	(980)	(1,139)

Fair value of plan assets, end of period	$—	$—

FUNDED STATUS:
Funded status	$(10,275)	$(12,181)
Net claims during 4th quarter	218	247

Funded status	$(10,057)	$(11,934)

Amounts Recognized in the Consolidated
Balance Sheets:
Accumulated Other Comprehensive Gain	$(1,151)	$—
Current liabilities	(743)	(961)
Noncurrent liabilities	(9,314)	(9,752)

Net amounts recognized	$(11,208)	$(10,713)

Measurement date	September 30, 2006	September 30, 2005

Reconciliation of the funded status of the plan for the year ended December 31, 2005 is as follows.

December 31, 2005

Funded status	$(12,181)
Unrecognized actuarial loss	1,221
Net claims during the 4th quarter	247

Accrued benefit cost	$(10,713)

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Components of net periodic benefit cost

			Predecessor
			Company
	2006	2005	2004

Pension:
Service cost	$5,021	$4,681	$4,955
Interest cost	8,574	8,094	7,913
Expected return on plan assets	(10,956)	(10,072)	(10,180)
Amortization of prior service costs	—	—	216
Amortization of net actuarial loss	159	—	863

Net periodic benefit cost	$2,798	$2,703	$3,767

Post-retirement:
Service cost	$318	$350	$497
Interest cost	645	647	779
Amortization of prior service costs	—	—	(1,095)
Amortization of net actuarial loss	—	—	405
Purchase accounting adjustment	—	—	(991)

Net periodic benefit cost	$963	$997	$(405)

Weighted-average assumptions

	2006	2005

Pension:
Discount rate — benefit cost	5.50%	6.25%
Discount rate — benefit obligation	5.75%	5.50%
Expected return on plan assets	8.50%	8.50%
Rate of compensation increase	4.00%	4.00%

ACL employs a historical market and peer review approach in determining the long term rate of return for plan assets. Historical markets are studied and long term historical relationships between equities and fixed income are preserved consistent with the widely-accepted capital market principle that assets with higher volatility generate a greater return over the long run. Current market factors such as inflation and interest rates are evaluated before long term capital market assumptions are determined. The long term portfolio return is established via a building block approach with proper consideration of diversification and rebalancing. Peer data and historical returns are reviewed to check for reasonableness and appropriateness.

	2006	2005

Post-retirement:
Discount rate — benefit cost	5.50%	6.25%
Discount rate — benefit obligation	5.75%	5.50%

The net post-retirement benefit obligation was determined using the assumption that the health care cost trend rate for retirees was 10.0% for the current year, decreasing gradually to a 5.0% trend rate by 2013 and remaining at that level thereafter. A 1% increase in the assumed health care cost trend rate would have increased the accumulated post-retirement benefit obligation as of December 31, 2006 by $111 and the aggregate of the service and interest cost components of net periodic post-retirement benefit expense for 2006 by $6. A 1% decrease in the assumed health care cost trend rate would have decreased the accumulated post-

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

retirement benefit obligation as of December 31, 2006 by $98 and the aggregate of the service and interest cost components of net periodic post-retirement benefit expense for 2006 by $6.

Pension Plan Assets

The following table presents the fair value percentage of plan assets in each asset category.

	December 31, 2006	December 31, 2005

Asset Category
Equity securities	65.5%	65.1%
Debt securities	34.4	33.7
Cash	0.1	1.2

Total	100.0%	100.0%

Investment Policies and Strategies

ACL employs a total return investment approach whereby a mix of equities and fixed income investments are used to maximize the long term return of plan assets for a prudent level of risk. The intent of this strategy is to minimize plan expenses by outperforming plan liabilities over the long run. Risk tolerance is established through careful consideration of plan liabilities, plan funded status, and corporate financial condition. The investment portfolio contains a diversified blend of equity and fixed income investments. Furthermore, equity investments are diversified across U.S. and non-U.S. stocks as well as growth, value and small, mid and large capitalizations. Target allocations are maintained through monthly rebalancing procedures. Derivatives may be used to gain market exposure in an efficient and timely manner; however, derivatives may not be used to leverage the portfolio beyond the market value of the underlying investments. Investment risk is measured and monitored on an ongoing basis through annual liability measurements, periodic asset/liability studies, and quarterly investment portfolio reviews.

Contributions and Payments

The post-retirement benefit plan is unfunded. ACL expects to pay $817 in medical benefits under the plan in 2007, net of retiree contributions. The pension plan is funded and held in trust. ACL has no contributions due to the pension plan in 2007. The expected payments to plan participants are as follows:

		Post-Retirement
	Pension Plan	Medical Plan

2007	$4,895	$817
2008	5,522	859
2009	6,144	919
2010	6,843	974
2011	7,552	1,036
Next 5 years	51,629	4,984

NOTE 6.	LEASE OBLIGATIONS

ACL leases operating equipment, buildings and data processing hardware under various operating leases and charter agreements, which expire from 2007 to 2019 and which generally have renewal options at similar terms. Certain vessel leases also contain purchase options at prices approximating fair value of the leased vessels. Rental expense under continuing obligations was $23,027, $20,259 and $21,829 for fiscal years 2006, 2005 and 2004, respectively.

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2006, obligations under ACL’s operating leases with initial or remaining noncancellable lease terms longer than one year and capital leases were as follows:

						2012
	2007	2008	2009	2010	2011	and after

Operating Lease Obligations	$28,509	$24,010	$16,258	$13,426	$12,712	$41,239
Future Capital Lease Obligations	192	—	—	—	—	—

The total future minimum lease payments under capital leases of $192 less interest amount of $5 results in a present value of net minimum lease payments of $187 which is recorded in other current liabilities on the consolidated balance sheet.

ACL incurred interest expense related to capital leases of $42, $81 and $117 for fiscal years 2006, 2005 and 2004, respectively.

NOTE 7.	RELATED PARTY TRANSACTIONS

Revenue on the consolidated income statements includes revenue from related parties of $1,463, $1,530 and $3,651 for 2006, 2005 and 2004, respectively. As of December 31, 2006 and December 31, 2005 there were $157 and $3,761 respectively in related party receivables included in accounts receivable on the consolidated balance sheets.

ACL recorded terminal service expense with GMS of $734 for fiscal year 2004. On October 6, 2004, ACL sold its 50% interest in GMS to Mid-South Terminal Company, L.P., an unrelated third party, for $14,000 in cash.

ACL recorded charter income from UABL of $3,135 for fiscal year 2004. ACL also recorded administrative fee expenses to UABL of $2,274 for fiscal year 2004. These expenses are included in cost of sales — transportation services in the consolidated income statements. On April 23, 2004, ACL sold its interest in UABL to Ultrapetrol (Bahamas) Limited, an unrelated third party, for $24,100, plus the return to our subsidiary ACBL Hidrovias Ltd. of 2,000 previously issued shares of ACBL Hidrovias Ltd. and the assumption of certain liabilities. A loss of $35,192 was recognized as a result of this sale.

ACL had $3,537 in receivables from GMSV for loans and advances as of December 31, 2005. ACL sold its interest in GMSV with the Venezuelan sale in October 2006.

ACL recorded freight revenue from BargeLink LLC, the company’s equity investee through a joint venture with MBLX, Inc. (“BargeLink”), of $1,463, $1,530 and $482 in fiscal years 2006, 2005 and 2004, respectively. ACL had receivables from BargeLink of $156 and $224 as of December 31, 2006 and December 31, 2005, respectively.

On May 29, 2002, Danielson Holding Corporation, the former owner of ACL (“DHC”), issued 339,040 shares of restricted DHC common stock to ACL management. These restricted shares were valued at fair value at the date of issuance and vested one third annually over a three year period. A total of 149,430 shares vested. In 2006, 2005 and 2004, none, 29,091 and 5,015 shares, respectively, of vested restricted DHC common stock held by ACL management were cancelled.

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

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ACL accounted for the DHC stock options under the intrinsic value method based on APB 25, “Accounting for Stock Issued to Employees”. Because the market price of DHC common stock was not greater than the exercise price of the options at the date of grant and the financial performance targets were not met, no compensation expense has been recognized in the accompanying financial statements related to the DHC stock options. Options for the remaining 201,250 shares were exercised in 2005.

NOTE 8.	FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

The carrying amounts and fair values of ACL’s financial instruments are as follows:

	2006		2005
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Liabilities:
Asset based revolver	$—	$—	$70,000	$70,000
2015 Senior Notes	119,500	132,944	130,000	140,400

The carrying value of the asset based revolver bears interest at a floating rate and therefore approximates its fair value. The fair values of the 2015 Senior Notes are based on quoted market values as of December 31, 2006. The 2015 Senior Notes were tendered on January 31, 2007 for $137,890 with an early redemption premium of $18,390 (see Note 18).

Cash, accounts receivable, accounts payable and accrued liabilities are reflected in the consolidated financial statements at their carrying amount which approximates fair value because of the short term maturity of these instruments.

Fuel Price Risk Management

The Company during 2004 used fuel rate caps and forward fuel purchases to provide partial short term protection against a sharp increase in diesel fuel prices. These instruments generally cover a portion of the Company’s forecasted diesel fuel needs for towboat operations. The Company accounts for these instruments as cash flow hedges. In accordance with SFAS No. 133, such financial instruments are marked-to-market and, if they qualify for hedge accounting, the offset is recorded to other comprehensive income and then subsequently recognized as a component of fuel expense when the underlying fuel being hedged is used. If these instruments do not qualify for hedge accounting such changes in value would be recorded through the income statements rather than other comprehensive income. After 2004 no fuel rate caps have been used since the Company has barging customer contract rate provisions for changes in fuel prices for approximately 70% of gallons consumed by the Company.

NOTE 9.	CONTINGENCIES

A number of legal actions are pending against ACL in which claims are made in substantial amounts. While the ultimate results of pending litigation cannot be predicted with certainty, management does not currently expect that resolution of these matters will have a material adverse effect on ACL’s consolidated income statements, balance sheets and cash flows.

At December 31, 2006, approximately 950 domestic employees of the Company’s manufacturing segment were represented by a labor union under a contract set to expire in April, 2007. Subsequent to year end a new contract expiring in April, 2010 was ratified by the represented employees. See Note 18.

NOTE 10.	BUSINESS SEGMENTS

ACL has two reportable business segments — transportation and manufacturing. ACL’s transportation segment includes barge transportation operations in North America and domestic fleeting facilities that provide fleeting, shifting, cleaning and repair services at various locations along the inland waterways. The manufacturing segment constructs marine equipment for external customers as well as for ACL’s transportation

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

segment. All of the Company’s international operations are excluded from segment disclosures due to the reclassification of those operations to discontinued operations (See Note 15).

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

	Reportable Segments		All Other	Intersegment
	Transportation	Manufacturing	Segments(1)	Eliminations	Total

Year ended December 31, 2006
Total revenue	$782,319	$211,367	$6,159	$(57,293)	$942,552
Intersegment revenues	1,061	56,163	69	(57,293)	—

Revenue from external customers	781,258	155,204	6,090	—	942,552
Operating expense
Materials, supplies and other	247,442	—	2,058		249,500
Rent	22,345	—	100		22,445
Labor and fringe benefits	88,654	—	1,640		90,294
Fuel	157,070	—	—		157,070
Depreciation and amortization	44,399	—	1,090	—	45,489
Taxes, other than income taxes	17,498	—	169		17,667
Cost of goods sold	—	141,589	—		141,589

Total cost of sales	577,408	141,589	5,057	—	724,054
Selling, general & administrative	59,766	5,647	867	—	66,280

Total operating expenses	637,174	147,236	5,924	—	790,334

Operating income	$144,084	$7,968	$166	$—	$152,218

Segment assets	$575,560	$81,838	$13,423	$—	$670,821
Property additions	$71,520	$17,290	$1,232	$—	$90,042

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Reportable Segments		All Other	Intersegment
	Transportation	Manufacturing	Segments(1)	Eliminations	Total

Year ended December 31, 2005
Total revenue	$588,733	$138,985	$6,188	$(18,965)	714,941
Intersegment revenues	673	18,244	48	(18,965)	—

Revenues from external customers	588,060	120,741	6,140	—	714,941
Operating expense
Materials, supplies and other	210,418	—	2,114		212,532
Rent	19,802	—	108		19,910
Labor and fringe benefits	80,817	—	1,723		82,540
Fuel	126,893	—	—		126,893
Depreciation and amortization	44,239	—	1,016	—	45,255
Taxes, other than income taxes	16,601	—	192		16,793
Cost of goods sold	—	112,218	—		112,218

Total cost of sales	498,770	112,218	5,153	—	616,141
Selling, general & administrative	44,097	2,767	790	—	47,654

Total operating expenses	542,867	114,985	5,943	—	663,795

Operating income	$45,193	$5,757	$196	$—	$51,146

Segment assets	$566,510	$41,881	$14,893	$—	$623,284
Property additions	$43,605	$2,804	$870	$—	$47,279
Predecessor Company
Year ended December 31, 2004
Total revenue	$502,010	$99,315	$5,536	$(1,905)	$604,956
Intersegment revenues	570	1,327	8	(1,905)	—

Revenues from external customers	501,440	97,988	5,528	—	604,956
Operating expense
Materials, supplies and other	198,984	—	1,859		200,843
Rent	21,529	—	92		21,621
Labor and fringe benefits	77,866	—	1,638		79,504
Fuel	89,341	—	—		89,341
Depreciation and amortization	46,735	—	1,365	—	48,100
Taxes, other than income taxes	18,891	—	205		19,096
Cost of goods sold	—	94,343	—		94,343

Total cost of sales	453,346	94,343	5,159	—	552,848
Selling, general & administrative	28,762	2,084	863	—	31,709

Total operating expenses	482,108	96,427	6,022	—	584,557

Operating income (loss)	$19,332	$1,561	$(494)	$—	$20,399

Segment assets	$593,094	$63,764	$10,819	$—	$667,677
Property additions	$10,936	$1,057	$527	$—	$12,520

(1)	Financial data for segments below the reporting thresholds is attributable to a segment that operates terminals along the U.S. inland waterways.

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Geographic Information

			Predecessor
			Company
	Properties — Net
	December 31,	December 31,	December 31,
	2006	2005	2004

United States	$455,710	$413,824	$422,752
South America	—	11,917	13,930

Total	$455,710	$425,741	$436,682

In 2006, ACL sold its remaining assets in South America. See Discontinued Operations — Note 15. After the reclassification, all remaining revenue was based on services performed in the United States. Properties represent the only long-lived assets of ACL.

Major Customer

Revenues from one customer of the barging segment represented approximately 8%, 13% and 14% of the Company’s consolidated revenue for fiscal years ended 2006, 2005 and 2004, respectively.

NOTE 11.	QUARTERLY DATA (UNAUDITED)

	2006
	1st	2nd	3rd	4th	Total

Revenue	$197,475	$212,623	$266,556	$265,898	$942,552
Gross Profit	40,453	45,853	60,486	71,706	218,498
Operating Income	24,374	30,590	44,972	52,282	152,218
Net Income	11,148	17,704	28,406	34,994	92,252
Basic earnings per share	$0.18	$0.29	$0.47	$0.57	$1.52
Diluted earnings per share	$0.18	$0.28	$0.45	$0.56	$1.47

	2005
	1st	2nd	3rd	4th	Total

Revenue	$144,822	$177,246	$167,297	$225,576	$714,941
Gross Profit	14,964	23,437	22,542	37,857	98,800
Operating Income	3,557	11,007	11,149	25,433	51,146
Net (Loss) Income	(6,328)	6,033	3,506	8,602	11,813
Basic earnings per share	$(0.16)	$0.14	$0.08	$0.15	$0.25
Diluted earnings per share	$(0.16)	$0.13	$0.08	$0.14	$0.24

ACL’s business is seasonal, and its quarterly revenues and profits historically are lower during the first and second fiscal quarters of the year (January through June) and higher during the third and fourth fiscal quarters (July through December) due to the North American grain harvest and seasonal weather patterns.

During 2006, ACL sold its boat and barges in the Dominican Republic and its Venezuelan operations. Due to these sales, international operations have been reclassified to Discontinued Operations (See Note 15). ACL recorded a gain of $5,099 ($4,800 net of tax) for the sale of Venezuelan assets in the fourth quarter 2006. In the second quarter 2005, ACL recorded a gain of $3,260 from the sale of the ten black oil barges.

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 12.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) as of December 31, 2006 and December 31, 2005 consists of the following:

	2006	2005

Minimum pension liability, net of tax benefit of $1,769 and $3,508, respectively	$(2,953)	$(5,854)
Minimum post retirement liability, net of tax provision of $431	720	—

	$(2,233)	$(5,854)

NOTE 13.	STOCKHOLDERS’ EQUITY

On October 13, 2005, the Company closed on the sale of 15,000,000 shares of its common stock at $10.50 per share through an initial public offering (“IPO”). The proceeds of $157,500 were used to repay $76,491 on the asset based revolver and $11,009 in underwriters fees, with the remaining $70,000 set aside for partial repayment of the 2015 Senior Notes, which occurred in November 2005. Additional fees and expenses associated with the IPO amounted to $1,557. ACL common stock is traded on the NASDAQ National Market under the symbol “ACLI”. As of December 31, 2006, ACL had 250,000,000 authorized shares and 61,883,556 shares issued and outstanding. These share counts have been adjusted for the impact of the two-for-one stock split effective February 20, 2007 (See Note 18 — Subsequent Events).

NOTE 14.	SHARE-BASED COMPENSATION

Since January, 2005 share-based compensation has been granted to employees and directors from time to time. The Company had no surviving, outstanding share-based compensation agreements with employees or directors prior to that date. ACL has reserved 3,637,408 shares for grants to management and directors under the American Commercial Lines Inc. Equity Award Plan for Employees, Officers and Directors (“Equity Award Plan”). Additionally, ACL reserved 2,880,000 shares for grants to employees under the ACL 2005 Stock Incentive Plan (“Stock Incentive Plan”, together with the Equity Award Plan (“the Plans”)). According to the terms of the Plans, forfeited share awards become available for future grants. At December 31, 2006, shares totaling 1,828,658 were available under the Plans for future awards.

For all share-based compensation, as employees and directors render service over the vesting periods, expense is recorded to the same line items used for cash compensation. Generally, this expense is for the straight-line amortization of the grant date fair market value adjusted for expected forfeitures. Other capital is correspondingly increased as the compensation is recorded. Grant date fair market value for all non-option share-based compensation is the closing market value on the date of grant.

The general characteristics of issued types of share-based awards granted under the Plans through December 31, 2006 are as follows.

Restricted Shares — All of the restricted shares granted to date generally vest over three years in equal annual installments.

Stock Options — Stock options granted to management employees generally vest over three years in equal annual installments. Stock options granted to board members generally cliff vest in six months. All options issued through December 31, 2006, expire ten years from the date of grant. Stock option grant date fair values are determined at the date of grant using a Black-Scholes option pricing model, a closed-form fair value model, based on market prices at the date of grant. At each grant date we have estimated a dividend yield of 0%. The weighted average risk free interest rate within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. This was 4.26% for 2005 grants and 4.48% in 2006. The expected term represents the period of time the grants are expected to be outstanding, generally six years and has been computed on the short-cut method per the Securities and Exchange Commission Staff

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounting Bulletin No. 107. Expected volatility for grants is based on implied volatility of the Company’s closing stock price in the period of time from the registration and listing of the stock until the time of each grant since that period is currently shorter than the expected life of the options. Expected volatility was 52% for 2005 grants and 21.3% for 2006. Options outstanding and options exercisable at December 31, 2006, had a remaining weighted average contractual life of approximately 8 years.

Restricted Stock Units — Restricted stock units granted to non-officers generally vest over three years in equal annual installments, while a less significant amount of the grants cliff vest twelve months from date of grant. Restricted stock units granted to officers cliff vest thirty-six months from the date of issuance.

Performance Share Units — All of the performance share units granted to date generally cliff vest in three years and contain performance criteria.

Information relating to grants, forfeitures, vesting, exercise, expense and tax effects are contained in the following tables.

	2006
			Weighted
			Average Exercise
	Number of		Price per
Stock Options:	options		Share

Outstanding -beginning of year	2,210,384		$2.10
Granted	363,936		16.59
Exercised	380,124	(1)	2.83
Cancelled	10,036		16.82

Outstanding-end of year	2,184,160	(2)	4.32

Exercisable at end of year	777,646	(3)	$3.03

Other data (in thousands except weighted average fair value):	2006	2005

Weighted average grant date fair value of options granted during year	$5.30	$1.13
Compensation expense	1,503	1,058
Income tax benefit	406	397
Unrecognized compensation cost at December 31, 2006	$1,813
Weighted average remaining life for unrecognized compensation	1.31 years

(1)	Options exercised included 380,124 shares in 2006 and none in 2005. The total intrinsic value of the options exercised in 2006 was $10.0 million. Cash received upon exercise of the stock options was $1.1 million and the related tax benefit realized was $3.6 million.

(2)	Aggregate intrinsic value of $62.1 million based on the December 31, 2006 market price of $32.76 per share. At December 31, 2006 substantially all options outstanding are expected to vest.

(3)	Aggregate intrinsic value of $23.1 million based on the December 31, 2006 market price of $32.76 per share.

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2006
		Weighted
		Average Fair
	Number of	Value at Grant
Restricted Stock:	Shares	Date

Unvested -beginning of year	1,193,488	$2.31
Granted	—	—
Vested	472,592	2.27
Cancelled	—	—

Unvested-end of year	720,896	$2.33

	2006	2005

Other data (in thousands):
Compensation expense	$996	$1,651
Income tax benefit	374	619
Income tax benefit realized	3,257	350
Unrecognized compensation cost at December 31, 2006	$1,038
Weighted average remaining life for unrecognized compensation	1.1 years

	2006
		Weighted
		Average Fair
	Number of	Value at Grant
Restricted Stock Units:	Shares	Date

Outstanding -beginning of year	—	$—
Granted	426,590	17.04
Vested	4,032	16.82
Cancelled	22,916	17.05

Unvested-end of year	399,642	$17.07

Other data (in thousands):
Compensation expense		$2,110
Income tax benefit		791
Income tax benefit realized		43
Unrecognized compensation cost at December 31, 2006		$4,390
Weighted average remaining life for unrecognized compensation		1.9 years

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2006
		Weighted
		Average Fair
	Number of	Value at Grant
Performance Share Units:	Shares	Date

Outstanding -beginning of year	—	$—
Granted	82,148	16.82
Vested	4,956	16.82
Cancelled	2,676	16.82

Unvested-end of year	74,516	$16.82

Other data (in thousands):
Compensation expense		$432
Income tax benefit		162
Income tax benefit realized		54
Unrecognized compensation cost at December 31, 2006		$906
Weighted average remaining life of unrecognized compensation		2.1 years

NOTE 15.	DISCONTINUED OPERATIONS

During 2006, in separate transactions, the Company sold its Venezuelan operations and the operating assets of its operations in the Dominican Republic. These transactions resulted in cessation of all International operations of the Company. For all periods presented the International operations have been reported as Discontinued Operations net of applicable taxes. The net of tax gain on the sale of the Venezuelan operation of $4.8 million is included in Other Income below.

The impact of discontinued operations on earnings per share in all periods presented is disclosed on the consolidated income statements. Discontinued Operations, net of tax consist of the following.

	2006	2005	2004

Revenue	$21,994	$26,429	$27,342
Cost of Sales	13,974	16,394	16,659
Selling, General and Administrative	4,078	5,079	5,723
Other Income	(3,549)	(439)	(1,506)

Income from Discontinued Operations Before Reorganization Items, Fresh Start Adjustments, Income Tax and Extraordinary Item	7,491	5,395	6,466
Fresh Start Adjustments	—	—	2,157

Income from Discontinued Operations Before Income Tax and Extraordinary Item	7,491	5,395	8,623
Income Tax	1,837	3,586	1,787

Income from Discontinued Operations Before Extraordinary Item	5,654	1,809	6,836
Extraordinary Item — Gain on Discharge of Debt	—	—	4,209

Income from Discontinued Operations	$5,654	$1,809	$11,045

The recorded book values of assets and liabilities at December 31, 2005 of the Venezuelan and Dominican Republic operations were as follows.

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Selected Balance Sheet Data — Discontinued Operations

December 31, 2005

Venezuelan Operations:
Cash	$5,543
Other Current Assets	13,855
Properties-Net	11,475
Other assets	1,186
Total assets	32,059
Total liabilities	11,859

Total net assets	$20,200

Dominican Republic Operations:
Properties-Net	814

Total	$814

NOTE 16.	REORGANIZATION UNDER CHAPTER 11 OF THE BANKRUPTCY CODE

During 2002 and 2003, the Company’s Predecessor Company experienced a decline in barging rates, reduced shipping volumes and excess barging capacity. Due to these factors, the Predecessor Company’s revenues and earnings did not meet expectations and the Predecessor Company’s liquidity was impaired. The Predecessor Company was unable to meet its financial obligations as they became due. On January 31, 2003 (the “Petition Date”), ACL LLC and certain of its affiliates filed a petition with the Bankruptcy Court to reorganize under Chapter 11.

Included in the filing were ACL LLC, its then direct parent (ACL Holdings), American Commercial Barge Line LLC, Jeffboat LLC, Louisiana Dock Company LLC and ten other U.S. subsidiaries of ACL LLC (collectively with ACL LLC, the “Debtors”). The Chapter 11 petitions did not cover any of ACL LLC’s foreign subsidiaries or certain of its U.S. subsidiaries.

During the pendency of the bankruptcy proceedings, ACL LLC entered into a debtor-in-possession (“DIP”) credit facility that provided up to $75,000 of financing. ACL LLC borrowed $50,000 under the term loan portion of the DIP credit facility, part of which was used to retire ACL LLC’s pre-petition receivables facility. On October 8, 2004, ACL LLC repaid the term loan portion of the DIP credit facility in full. At December 31, 2004, participating bank commitments under the DIP credit facility totaled $25,000. As of that date, there were no amounts outstanding under either the term loan portion or the $25,000 revolving portion of the DIP credit facility. ACL LLC did not draw on the revolving portion of the DIP credit facility during the reorganization.

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

As part of the Plan of Reorganization, $146,160 of ACL LLC’s 11.25% senior notes due January 1, 2008 (the “2008 Senior Notes”) were cancelled and exchanged for equity in ACL. This amount represented the entire outstanding balance of the 2008 Senior Notes plus accrued interest through the Petition Date. Certain trade creditors and other claimants also received equity in ACL in exchange for their claims. $124,347 of ACL LLC’s 12% pay-in-kind senior subordinated notes due July 1, 2008 (the “PIK Notes”), including accrued interest, and $6,893 of 10.25% senior notes due June 2008 (the “Old Senior Notes”), including accrued interest, were cancelled as part of the Plan of Reorganization. The Company also paid allowed administrative

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

claims, DIP lender claims, priority claims, tax claims and professional fee claims due and owing. The Company recorded an extraordinary gain due to forgiveness of debt of $155,358 as a result of the consummation of the Plan of Reorganization.

In accordance with the Plan of Reorganization, on January 13, 2005, ACL LLC amended and restated its existing term loan facilities (the “restructured term loans”), for which JPMorgan Chase Bank and The Bank of New York acted as agents, to provide for continuing secured term loan financing.

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

Also in accordance with the Plan of Reorganization, ACL adopted the Equity Award Plan. The ACL Equity Award Plan offers incentives to directors, officers and key employees who are primarily responsible for the business. The ACL Equity Award Plan reserved 454,676 shares of Common Stock of the total authorized shares of Common Stock for equity awards.

On July 19, 2005, the Board of Directors of ACL declared a stock dividend, with respect to the common stock of ACL, to holders of record as of August 1, 2005. These original shares holders received, three additional shares for each original share in the form of a stock dividend. The number of shares authorized under the Plan of Reorganization and the ACL Equity Award Plan, as discussed in the two foregoing paragraphs, was adjusted accordingly.

Reorganization items, as reported in the accompanying consolidated income statements, were comprised of income, expense and loss items that were realized or incurred by the Debtors as a direct result of the Company’s reorganization under Chapter 11. Pursuant to SOP 90-7, these items were aggregated and reported as a separate component of expense below operating income. For the year ended December 31, 2004 these items included:

Year Ended
December 31,
REORGANIZATION ITEMS:	2004

Professional Fees	$18,344
As part of the Plan of Reorganization, the Company rejected certain barge leases and other executory contracts. These rejections and the consequent reduction in the size of the domestic barging fleet resulted in the elimination of a number of salary and vessel employee positions. In addition, a number of management changes were initiated to better position the Company to emerge from Chapter 11	553
As a result of the rejection of certain barge charter agreements due to the Chapter 11 filing and the rights of the charter owners to rely upon letters of credit to guarantee future payments of charter hire, draws totaling $2,354 in 2004 and $5,146 in 2003 were made on the letters. An additional $309 was accrued for settlements relating to the rejected barge charter agreements	2,663
Interest Income	(157)
Loss on Sale of Argentina Assets	35,197
Other Reorganization Items	321

TOTAL REORGANIZATION ITEMS	$56,921

During the reorganization, the Debtors received Bankruptcy Court approval for the retention of legal, financial and management consulting professionals to advise the Debtors in the bankruptcy proceedings and the restructuring of the Debtors’ business. In accordance with the Bankruptcy Code, the creditors also had the

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As a result of the rejection of certain barge charter agreements due to the Chapter 11 filing and the rights of the charter owners to rely upon letters of credit to guarantee future payments of charter hire, draws totaling $2,354 in 2004 were made on the letters. An additional $309 was accrued for settlements relating to the rejected barge charter agreements.

Pursuant to SOP 90-7, interest income from cash on hand as a result of the DIP financing is also presented as a reorganization item.

Other reorganization items include costs incurred related to the DIP credit facility and expense from rejecting executory contracts.

NOTE 17.	FRESH-START ACCOUNTING

As previously discussed, the Company adopted the provisions of fresh-start accounting as of December 31, 2004. In adopting fresh-start accounting, the Company engaged an independent financial advisor to assist in the determination of the reorganization value or fair value of the entity. After receiving testimony from the Company’s financial advisors and the financial advisors of the creditor constituencies, the Bankruptcy Court determined and established a reorganization value of $500,000 before considering any long term debt or notes established in connection with the Plan of Reorganization. This estimate was based upon the Company’s cash flows, selected comparable market multiples of publicly traded companies, operating lease obligations and other applicable ratios and valuation techniques. The estimated total equity value of the Reorganized Company aggregating $100,098 was determined after taking into account the values of the long term debt and notes established in connection with the Plan of Reorganization.

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The consolidated balance sheet presented below gives effect to the Plan of Reorganization and the application of fresh-start accounting.

	Predecessor					Reorganized
	Company					Company
	December 31,	Debt		Fresh-start		December 31,
	2004	Restructuring		Adjustments		2004

ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$46,645	$—		$—		$46,645
Cash, Restricted	9,182	—		—		9,182
Accounts Receivable, Net	78,323	—		(326	)(b)	77,997
Materials and Supplies	46,357	—		—		46,357
Deferred Tax Asset — Current	—	—		3,916	(f)	3,916
Other Current Assets	19,360	5,014(a	)	(2,785	)(c)	21,589

Total Current Assets	199,867	5,014		805		205,686
PROPERTIES-NET	473,774	—		(37,092	)(d)	436,682
PENSION ASSETS	22,434	—		(6,796	)(e)	15,638
INVESTMENT IN EQUITY INVESTEES	4,558	—		(162	)(d)	4,396
DEFERRED TAX ASSET	—	—		17,791	(f)	17,791
OTHER ASSETS	15,370	—		(10,095	)(d)(g)	5,275

Total Assets	$716,003	$5,014		$(35,549)		$685,468

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Predecessor					Reorganized
	Company					Company
	December 31,	Debt		Fresh-start		December 31,
	2004	Restructuring		Adjustments		2004

LIABILITIES & MEMBER’S (DEFICIT)/ STOCKHOLDERS’ EQUITY
LIABILITIES NOT SUBJECT TO COMPROMISE
CURRENT LIABILITIES
Accounts Payable	$25,486	$—		$(25	)(h)	$25,461
Accrued Payroll and Fringe Benefits	12,975	—		3,770	(e)	16,745
Deferred Revenue	13,760	—		—		13,760
Accrued Claims and Insurance Premiums	7,409	5,718(a	)	—		13,127
Accrued Interest	1,273	—		—		1,273
Current Portion of Long term Debt	32,251	—		(29,364	)(i)	2,887
Accrued Reorganization Claims Settlements	—	8,383		—		8,383
Accrued Reorganization Fees	3,873	—		3,347	(h)	7,220
Other Liabilities	24,647	379(a	)	(86	)(e)	24,940

Total Current Liabilities	121,674	14,480		(22,358)		113,796
LONG TERM DEBT	—	374,182(a	)	29,364	(i)	403,546
PENSION LIABILITY	23,767	—		(1,647	)(e)	22,120
DEFERRED TAX LIABILITY	—	—		26,787	(f)	26,787
OTHER LONG TERM LIABILITIES	17,811	759(a	)	551(e	)(k)	19,121
LIABILITIES SUBJECT TO COMPROMISE
Accounts Payable	34,513	(34,513	)(a)	—		—
Accrued Claims and Insurance Premiums	3,690	(3,690	)(a)	—		—
Accrued Interest	18,600	(18,600	)(a)	—		—
Short term Debt	47,839	(47,839	)(a)	—		—
Current Portion of Long term Debt	531,619	(531,619	)(a)	—		—
Other Liabilities	3,602	(3,602	)(a)	—		—

Total Liabilities Subject to Compromise	639,863	(639,863)		—		—

Total Liabilities	803,115	(250,442)		32,697		585,370

MEMBER’S (DEFICIT)/ STOCKHOLDERS’ EQUITY
Reorganized Company Common Stock	—	— (a	)	—		—
Predecessor Company Member’s Equity	85,025	(82,256	)(a)	(2,769	)(k)	—
Unearned Compensation	(74)	74(a	)	—		—
Other Capital	1,001	99,097(a	)	—		100,098
Accumulated Other Comprehensive Loss	(17,553)	—		17,553		—
Retained Deficit	(155,511)	238,541(a	)	(83,030)		—

Total Member’s (Deficit)/ Stockholders’ Equity	(87,112)	255,456		(68,246)		100,098

Total Liabilities and Member’s (Deficit)/ Stockholders’ Equity	$716,003	$5,014		$(35,549)		$685,468

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Liabilities subject to compromise	$639,863
Form of settlement:
Issuance of new common stock of ACL	(100,098)
Pre-petition senior lenders’ principal and deferred interest	(364,718)
Cancellation of DHC’s equity interest in ACL LLC:	(5,445)
Member’s equity	(464)
Liability for estimated convenience class claims	(782)
Liability for estimated maritime lien note holder cash payments	(1,692)
Maritime and tort lien notes reclassified to long term debt	(9,464)
Assumption of capital lease	(984)
Liability for pre-petition insurance claims	(704)
Deferred non-qualified 401(k) plan	(154)

Gain on discharge of debt	155,358
Cancellation of DHC’s equity interest in ACL LLC:
Member’s equity	82,256
Other capital	1,001
Restricted DHC common stock	(74)

Net increase to Retained Earnings (Accumulated Deficit)	$238,541

(a)	Reflects the net increase to retained earnings (accumulated deficit), including the adjustment to liabilities subject to compromise for the settlement of pre-petition claims for (i) cash, (ii) issuance of Common Stock and (iii) the cancellation of the DHC equity interest in the reorganized debtors.

(b)	Reflects uncollectible pre-petition accounts receivables.

(c)	Reflects the adjustment to arrive at the fair value of prepaid charter and the fair value of assets held for resale.

(d)	Reflects the allocation to the long-lived assets of ACL LLC of the combined amount of the equity and the estimated present value of the liabilities of the Reorganized Company. The equity is calculated by subtracting long term debt from the reorganization value of the Company. The combined amount is allocated based upon the estimated fair value of the long lived assets, which is based upon independent appraisals as of December 31, 2004. The allocation is in conformity with the procedures specified by SFAS No. 141, “Business Combinations.” The sum of the fair value estimates of the long-lived assets exceeded the combined amount to be allocated. This excess is allocated as a pro-rata reduction of the amounts that otherwise would have been assigned to the long-lived assets. The adjustment reduced properties, investment in equity investments and software.

(e)	Reflects adjustments to the assets and liabilities of the Company’s pension and retiree medical plans based upon the fair value of assets and the estimated present value of all future obligations under these plans at December 31, 2004.

(f)	Reflects the estimated fair value of deferred income tax assets and liabilities.

(g)	Reflects the adjustment to arrive at the fair value of prepaid charter, charter fees and a long term customer contract.

(h)	To eliminate pre-petition vessel charter accruals.

(i)	Reflects the accrual of reorganization expenses to be incurred.

(j)	Reclassification from current to long term of amounts due by Vessel Leasing to holders of bonds guaranteed by MARAD.

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(k)	Reclassification of DHC’s ownership interest in Vessel Leasing from equity to a minority interest liability based on the purchase price paid by the Company for DHC’s interest on January 12, 2005.

NOTE 18.	SUBSEQUENT EVENTS

On January 1, 2007, the Company reorganized its corporate structure. Louisiana Dock Company LLC changed its name to ACL Transportation Services LLC. Houston Fleet LLC, American Commercial Terminals LLC, ACL Sales Corporation and American Commercial Logistics LLC merged with ACL Transportation Services LLC, with ACL Transportation Services LLC surviving the mergers. Orinoco TASA LLC and Orinoco TASV LLC merged into American Commercial Lines International LLC. ACL Transportation Services LLC and Jeffboat LLC became subsidiaries of Commercial Barge Line Company.

On January 16, 2007, the Company’s Board of Directors approved a two-for-one stock split of the Company’s common stock, par value $0.01 per share, in the form of a stock dividend. Stockholders of record on February 6, 2007, received one additional share of common stock for each share of common stock held on that day. The new shares were distributed on February 20, 2007. All per share amounts in the accompanying financial statements have been adjusted to reflect this stock split.

On January 30, 2007, holders of $119,500 or 100% of the outstanding principal amount of the Company’s 9.5% Senior Notes validly tendered their Notes and delivered consents to the proposed amendments. Holders of the Notes received, on January 31, 2007, total consideration equal to $1,153.89 per $1,000.00 principal amount of the Notes validly tendered, or 115.389% of their par value, plus accrued and unpaid interest up to, but not including, the consent date. Debt issuance costs of approximately $3,500,000 related to the Senior Notes in other assets in the accompanying consolidated balance sheet was written off as of the date of the tender.

On February 2, 2007. the Bankruptcy Court issued a final decree and ordered that the estate of the Predecessor Company has been fully administered and the Chapter 11 case is closed. See Note 16.

On February 13, 2007 the Company entered into an agreement to purchase twenty towboats and related equipment from the McKinney group of companies (“McKinney”) for $15 million in cash. The transaction will double the size of ACL’s Gulf-region fleet. The McKinney companies, which include McKinney Towing Inc., Slidell Towing Inc., McKinney Marine Inc., McKinney Inland LLC, McKinney Harbor Towing Inc., McKinney Industries Inc., and McKinney Salvage and Heavy Lift, were a third-generation organization that provided towing, harbor, salvage and related services on the U.S. inland waterways. The majority of the boats are currently operating on charters to ACL and other customers.

On February 18, 2007, Jeffboat’s union employees ratified a new three year labor agreement with an April 2010 expiration date.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at		Additions to/	Balance
	Beginning	Charges to	(Deductions) from	at End
	of Period	Expense	Revenue(a)	of Period
	(Dollars in thousands)

December 31, 2006:
Allowance for uncollectible accounts	$1,741	$(96)	$(1,308)	$337
December 31, 2005:
Allowance for uncollectible accounts	$1,578	$240	$(77)	$1,741
December 31, 2004:
Allowance for uncollectible accounts	$1,634	$379	$(435)	$1,578

(a)	Write-off of uncollectible accounts receivable.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness as of December 31, 2006 of our disclosure controls and procedures, as such term is defined under Rule 13(a)-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that the design and operation of our disclosure controls and procedures were effective as of the end of the period covered by this Report.

See Management’s Report on Internal Control over Financial Reporting and Report of Independent Registered Public Accounting Firm regarding the accounting firm’s attestation report on management’s assessment in Item 8, which is incorporated herein by reference

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item regarding directors is incorporated by reference to our Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held in 2007 (the “2007 Proxy Statement”) under the caption “Election of Directors.”

The information required by this item regarding executive officers is set forth in Item 1 of Part I of this Report under the caption “Executive Officers and Key Employees.”

The information required by this item regarding “Compliance with Section 16(a) of the Exchange Act,” “Code of Ethics,” the Company’s Audit Committee and the director nomination procedure is incorporated by reference to the 2007 Proxy Statement under the captions “Section 16(A) Beneficial Ownership Reporting Compliance” and “Corporate Governance.”

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this item is incorporated by reference to the 2007 Proxy Statement under the captions “Executive Compensation and Other Information,” “Compensation Committee Interlocks and Insider Participation,” “Director Compensation” and “Compensation Committee Report.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information regarding the security ownership of certain beneficial owners and management is incorporated by reference to the 2007 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation.”

The information regarding “Securities Authorized for Issuance Under Equity Compensation Plans” is incorporated by reference to the 2007 Proxy Statement under the caption “Equity Compensation Plan Information.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item is incorporated by reference to the 2007 Proxy Statement under the captions “Certain Relationships and Related Transactions” and “Board Independence.”

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this item is incorporated by reference to the 2007 Proxy Statement under the captions “Disclosure of Auditor Fees and Services” and “Audit Committee Pre-Approval Policies and Procedures.”

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report

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

3. Exhibits — The exhibits listed on the accompanying Exhibit Index filed or incorporated by references as part of this Annual Report and such Exhibit Index is incorporated herein by reference. On the Exhibit Index, a “±” identifies each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report, and such listing is incorporated herein by reference.

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

Date: March 1, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Mark R. Holden Mark R. Holden	Director, President and Chief Executive Officer (Principal Executive Officer)	March 1, 2007

/s/ Christopher A. Black Christopher A. Black	Senior Vice President, Chief Financial Officer (Principal Financial Officer)	March 1, 2007

/s/ Tamra L. Koshewa Tamra L. Koshewa	Vice President, Finance Corporate Controller (Principal Accounting Officer)	March 1, 2007

/s/ Clayton K. Yeutter Clayton K. Yeutter	Chairman of the Board	March 1, 2007

/s/ Eugene I. Davis Eugene I. Davis	Director	March 1, 2007

/s/ Richard L. Huber Richard L. Huber	Director	March 1, 2007

/s/ Nils E. Larsen Nils E. Larsen	Director	March 1, 2007

/s/ Emanuel L. Rouvelas Emanuel L. Rouvelas	Director	March 1, 2007

/s/ R. Christopher Weber R. Christopher Weber	Director	March 1, 2007

EXHIBIT INDEX

Exhibit
No.		Description

2.1		First Amended Joint Plan of Reorganization, dated as of October 19, 2004, of American Commercial Lines LLC and Affiliated Debtors (Incorporated by reference to the Registration Statement on Form S-4 of American Commercial Lines LLC and ACL Finance Corp., Registration No. 333-124454, filed on April 29, 2005)
3.1		Certificate of Incorporation of American Commercial Lines Inc. (Incorporated by reference to the Form S-1 of American Commercial Lines, Inc. filed on July 19, 2005)
3.2		Certificate of Amendment to Certificate of Incorporation of American Commercial Lines Inc. (Incorporated by reference to the Form S-1 of American Commercial Lines, Inc. filed on July 19, 2005)
3.3		Second Amended and Restated Bylaws of American Commercial Lines Inc. dated July 27, 2006 (Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 1, 2006)
4.1		Specimen common stock certificate (Incorporated by reference to the Form S-1 of American Commercial Lines, Inc. filed on August 29, 2005)
4.2		Indenture, dated as of February 11, 2005, among American Commercial Lines LLC, ACL Finance Corp., each of the guarantors party thereto and Wilmington Trust Company, as trustee (Incorporated by reference to the Registration Statement on Form S-4 of American Commercial Lines LLC and ACL Finance Corp., Registration No. 333-124454, filed on April 29, 2005)
4.3		Registration Rights Agreement, dated as of February 11, 2005, by and among American Commercial Lines LLC and ACL Finance Corp., as Issuers, the guarantors named therein and UBS Securities LLC, Banc of America Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as initial purchasers (Incorporated by reference to the Registration Statement on Form S-4 of American Commercial Lines LLC and ACL Finance Corp., Registration No. 333-124454, filed on April 29, 2005)
4.4		Form of Exchange Note (included in Exhibit 4.2) (Incorporated by reference to the Registration Statement on Form S-4 of American Commercial Lines LLC and ACL Finance Corp., Registration No. 333-124454, filed on April 29, 2005)
4.5		First Supplemental Indenture, dated as of September 6, 2006 to the Indenture dated February 11, 2005 among American Commercial Lines LLC, ACL Finance Corp., the guarantors named therein and the Wilmington Trust Company, as Trustee (Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 11, 2006)
4.6		Second Supplemental Indenture, dated as of January 30, 2007 to the Indenture dated February 11, 2005 among American Commercial Lines LLC, ACL Finance Corp., the guarantors named therein and the Wilmington Trust Company, as Trustee (Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 2, 2007)
10.1		Amended and Restated Loan Agreement, dated as of February 11, 2005, by and among American Commercial Barge Line LLC, American Commercial Lines LLC, American Commercial Terminals LLC, Houston Fleet LLC, Jeffboat LLC, Louisiana Dock Company LLC, the lenders referred to therein and Bank of America, N.A., as administrative agent (Incorporated by reference to the Registration Statement on Form S-4 of American Commercial Lines LLC and ACL Finance Corp., Registration No. 333-124454, filed on April 29, 2005)
10	.2±	Employment Agreement, dated as of January 18, 2005, between American Commercial Lines Inc. and Mark R. Holden (Incorporated by reference to the Registration Statement on Form S-4 of American Commercial Lines LLC and ACL Finance Corp., Registration No. 333-124454, filed on April 29, 2005)
10	.3±	Termination Benefits Agreement, dated as of December 22, 2003, among American Commercial Lines LLC, American Commercial Barge Line LLC, American Commercial Lines International LLC, Jeffboat LLC and W. Norb Whitlock (Incorporated by reference to the Registration Statement on Form S-4 of American Commercial Lines LLC and ACL Finance Corp., Registration No. 333-124454, filed on April 29, 2005)

Exhibit
No.		Description

10	.4±	First Amendment and Supplement to Termination Benefits Agreement, dated as of April 30, 2004, among American Commercial Lines LLC, American Commercial Barge Line LLC, American Commercial Lines International LLC, Jeffboat LLC and W. Norb Whitlock (Incorporated by reference to the Registration Statement on Form S-4 of American Commercial Lines LLC and ACL Finance Corp., Registration No. 333-124454, filed on April 29, 2005)
10	.5±	Second Amendment and Supplement to Termination Benefits Agreement, dated as of January 18, 2005, among American Commercial Lines LLC, American Commercial Barge Line LLC, American Commercial Lines International LLC, Jeffboat LLC and W. N. Whitlock (Incorporated by reference to the Registration Statement on Form S-4 of American Commercial Lines LLC and ACL Finance Corp., Registration No. 333-124454, filed on April 29, 2005)
10	.6±	Employment Agreement, dated as of February 22, 2005, between American Commercial Lines Inc. and Christopher A. Black (Incorporated by reference to the Registration Statement on Form S-4 of American Commercial Lines LLC and ACL Finance Corp., Registration No. 333-124454, filed on April 29, 2005)
10	.7±	Employment Agreement, dated as of March 1, 2005, between American Commercial Lines Inc. and Nick Fletcher (Incorporated by reference to the Registration Statement on Form S-4 of American Commercial Lines LLC and ACL Finance Corp., Registration No. 333-124454, filed on April 29, 2005)
10	.8±	Employment Agreement, dated as of March 22, 2005, between American Commercial Lines Inc. and Karl D. Kintzele (Incorporated by reference to the Registration Statement on Form S-4 of American Commercial Lines LLC and ACL Finance Corp., Registration No. 333-124454, filed on April 29, 2005)
10	.9±	American Commercial Lines Inc. Equity Award Plan for Employees, Officers and Directors (Incorporated by reference to the Registration Statement on Form S-4 of American Commercial Lines LLC and ACL Finance Corp., Registration No. 333-124454, filed on April 29, 2005)
10	.10±	Form of American Commercial Lines Inc. Restricted Stock Award Agreement (under the American Commercial Lines Inc. Equity Award Plan for Employees, Officers and Directors) (Incorporated by reference to the Registration Statement on Form S-4 of American Commercial Lines LLC and ACL Finance Corp., Registration No. 333-124454, filed on April 29, 2005)
10	.11±	Form of American Commercial Lines Inc. Incentive Stock Option Agreement (under the American Commercial Lines Inc. Equity Award Plan for Employees, Officers and Directors) (Incorporated by reference to the Registration Statement on Form S-4 of American Commercial Lines LLC and ACL Finance Corp., Registration No. 333-124454, filed on April 29, 2005)
10.12		Security Side Letter Agreement, dated as of December 10, 2004, among American Commercial Lines LLC, American Commercial Terminals LLC, American Commercial Barge Line LLC, Louisiana Generating, LLC and NRG New Roads Holdings LLC (Incorporated by reference to the Registration Statement on Form S-4 of American Commercial Lines LLC and ACL Finance Corp., Registration No. 333-124454, filed on April 29, 2005)
10.13		Deed of Trust, dated as of December 10, 2004, among American Commercial Terminals LLC, NRG New Roads Holdings LLC and Louisiana Generating, LLC (Incorporated by reference to the Registration Statement on Form S-4 of American Commercial Lines LLC and ACL Finance Corp., Registration No. 333-124454, filed on April 29, 2005)
10.14		Lease, dated as of December 10, 2004, between American Commercial Terminals LLC and NRG New Roads Holdings LLC (Incorporated by reference to the Registration Statement on Form S-4 of American Commercial Lines LLC and ACL Finance Corp., Registration No. 333-124454, filed on April 29, 2005)
10.15		Terminal Option Agreement, dated as of December 10, 2004, between American Commercial Terminals LLC and NRG New Roads Holdings LLC (Incorporated by reference to the Registration Statement on Form S-4 of American Commercial Lines LLC and ACL Finance Corp., Registration No. 333-124454, filed on April 29, 2005)
10.16		Barge and Tug Option Agreement, dated as of December 10, 2004, between American Commercial Lines LLC and NRG New Roads Holdings LLC (Incorporated by reference to the Registration Statement on Form S-4 of American Commercial Lines LLC and ACL Finance Corp., Registration No. 333-124454, filed on April 29, 2005)

Exhibit
No.		Description

10.17		Conditional Assignment and Assumption of Lease, dated as of December 10, 2004, between American Commercial Terminals LLC and NRG New Roads Holdings LLC (relating to that certain Lease, dated as of August 17, 1976, between Burlington Northern Inc. and ACBL Western, Inc.) (Incorporated by reference to the Registration Statement on Form S-4 of American Commercial Lines LLC and ACL Finance Corp., Registration No. 333-124454, filed on April 29, 2005)
10.18		Conditional Assignment and Assumption of Lease, dated as of December 10, 2004, between American Commercial Terminals LLC and NRG New Roads Holdings LLC (relating to that certain Lease, dated as of June 12, 1985, between the City of St. Louis and American Commercial Terminals LLC) (Incorporated by reference to the Registration Statement on Form S-4 of American Commercial Lines LLC and ACL Finance Corp., Registration No. 333-124454, filed on April 29, 2005)
10	.19±	Employment Agreement, dated as of May 9, 2005, between American Commercial Lines Inc. and Jerry Linzey (Incorporated by reference to Amendment No. 1 to the Registration Statement on Form S-4 of American Commercial Lines LLC and ACL Finance Corp., Registration No. 333-124454 filed on May 27, 2005)
10	.20±	Restricted Stock Award Agreement, dated as of January 18, 2005, between American Commercial Lines Inc. and W. Norb Whitlock (Incorporated by reference to Amendment No. 1 to the Registration Statement on Form S-4 of American Commercial Lines LLC and ACL Finance Corp., Registration No. 333-124454 filed on May 27, 2005)
10	.21±	Incentive Stock Option Agreement, dated as of January 18, 2005, between American Commercial Lines Inc. and W. Norb Whitlock (Incorporated by reference to Amendment No. 1 to the Registration Statement on Form S-4 of American Commercial Lines LLC and ACL Finance Corp., Registration No. 333-124454 filed on May 27, 2005)
10	.22±	Nonqualified Stock Option Agreement, dated as of January 18, 2005, between American Commercial Lines Inc. and W. Norb Whitlock (Incorporated by reference to Amendment No. 1 to the Registration Statement on Form S-4 of American Commercial Lines LLC and ACL Finance Corp., Registration No. 333-124454 filed on May 27, 2005)
10	.23±	American Commercial Lines Inc. 2005 Stock Incentive Plan (Incorporated by reference to Amendment No. 1 to the Registration Statement on Form S-4 of American Commercial Lines LLC and ACL Finance Corp., Registration No. 333-124454 filed on May 27, 2005)
10	.24±	Form of American Commercial Lines Inc. Restricted Stock Award Agreement (under the American Commercial Lines Inc. 2005 Stock Incentive Plan) (Incorporated by reference to Amendment No. 1 to the Registration Statement on Form S-4 of American Commercial Lines LLC and ACL Finance Corp., Registration No. 333-124454 filed on May 27, 2005)
10	.25±	Form of American Commercial Lines Inc. Incentive Stock Option Agreement (under the American Commercial Lines Inc. 2005 Stock Incentive Plan) (Incorporated by reference to Amendment No. 1 to the Registration Statement on Form S-4 of American Commercial Lines LLC and ACL Finance Corp., Registration No. 333-124454 filed on May 27, 2005)
10.26		Amendment to Agreements, dated as of May 20, 2005, by and among American Commercial Lines LLC, Jeffboat LLC, American Commercial Terminals LLC, Houston Fleet LLC, American Commercial Barge Line LLC, Louisiana Dock Company LLC, the lenders referred to therein and Bank of America, N.A., as administrative agent (Incorporated by reference to the Form S-1 of American Commercial Lines, Inc. filed on July 19, 2005)
10	.27±	Amendment to Equity Award Plan for Employees, Officers and Directors (Incorporated by reference to the Form S-1 of American Commercial Lines, Inc. filed on July 19, 2005)
10	.28±	2005 Annual Incentive Plan (Incorporated by reference to the Form S-1 of American Commercial Lines, Inc. filed on July 19, 2005)
10	.29±	Letter Agreement, dated as of November 15, 2005, between American Commercial Lines Inc. and Michael P. Ryan
10	.30±	Letter Agreement, dated as of September 13, 2005, between American Commercial Lines Inc. and Richard A. Mitchell (Incorporated by Reference to the Company Quarterly Report Form 10-Q filed on November 11, 2005)

Exhibit
No.		Description

10.31		Amendment No. 2 to Agreements dated October 13, 2005, to the Amended and Restated Loan Agreement dated February 11, 2005 by and among American Commercial Barge Line LLC, American Commercial Lines LLC, American Commercial Terminals LLC, Houston Fleet LLC, Jeffboat LLC and Louisiana Dock Company LLC (collectively, the “Borrowers”), the financial institutions party thereto (the “Lenders”), Bank of America, N.A., as administrative agent and as collateral agent for the Lenders (the “Agent”), UBS Securities LLC, as the syndication agent, the CIT Group/Business Credit, Wells Fargo Foothill and Merrill Lynch Capital, as the co-documentation agents, and American Barge Line Company, ACBL Liquid Sales LLC, ACL Finance Corp., American Commercial Lines Inc., American Commercial Lines International LLC, American Commercial Logistics LLC, American Commercial Terminals-Memphis LLC, Commercial Barge Line Company, Orinoco TASA LLC and Orinoco TASV LLC, each as a guarantor and collectively with the Borrowers, the “Obligated Parties,” and to the Amended and Restated Security Agreement dated February 11, 2005 by and among the Obligated Parties and the Agent (Incorporated herein by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed on October 18, 2005)
10	.32±	2006 Non-Employee Director Compensation Summary Sheet (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 20, 2006)
10	.33±	Form of Restricted Stock Unit Agreement for non-executives of American Commercial Lines Inc. (Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 20, 2006)
10	.34±	Form of Stock Option Agreement for non-executives of American Commercial Lines Inc. (Incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on January 20, 2006)
10	.35±	American Commercial Lines Inc. Restricted Stock Unit Deferral Plan (Incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 7, 2006)
10	.36±	Form of Stock Option Agreement for executives of American Commercial Lines Inc. (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 7, 2006)
10	.37±	Form of Restricted Stock Unit Agreement for executives of American Commercial Lines Inc. (Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 7, 2006)
10	.38±	American Commercial Lines Inc. 2006 Executive Annual Incentive Plan (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 23, 2006)
10	.39±	Amendment to Employment Agreement between American Commercial Lines Inc. and Jerry R. Linzey (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed on August 11, 2006)
10	.40±	American Commercial Lines Inc. 2007 Executive Annual Incentive Plan (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 18, 2007)
21.1		Subsidiaries
23.1		Consent of Ernst & Young LLP
31.1		CEO Certification Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
31.2		CFO Certification Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1		CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002