Form 10-Q
period 2007-03-31
AMERICAN COMMERCIAL LINES INC.
filed 2007-05-08
CIK 1324479

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☑     No ☐

As of April 20, 2007, there were 62,464,846 shares of the registrant’s common stock, par value $.01 per share, issued and outstanding.

AMERICAN COMMERCIAL LINES INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

PART I — FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

AMERICAN COMMERCIAL LINES INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS

	Quarter Ended March 31,
	2007	2006
	(Unaudited)
	(In thousands, except shares and per share amounts)

Revenues
Transportation	$176,129	$171,747
Manufacturing	52,115	25,728

Revenues	228,244	197,475

Cost of Sales
Transportation	142,229	134,982
Manufacturing	49,213	22,040

Cost of Sales	191,442	157,022

Gross Profit	36,802	40,453
Selling, General and Administrative Expenses	16,431	16,079

Operating Income	20,371	24,374

Other Expense (Income)
Interest Expense	3,181	4,776
Debt Retirement Expenses	21,749	—
Other, Net	(2,855)	(1,242)

Other Expenses	22,075	3,534

(Loss) Income from Continuing Operations Before Income Taxes	(1,704)	20,840
Income Taxes (Benefit)	(638)	8,042

(Loss) Income from Continuing Operations	(1,066)	12,798
Discontinued Operations, Net of Income Taxes	(46)	(1,650)

Net (Loss) Income	$(1,112)	$11,148

Basic (Loss) Earnings Per Common Share:
(Loss) income from continuing operations	$(0.02)	$0.20
(Loss) income from discontinued operations, net of tax	—	(0.02)

Basic (Loss) Earnings Per Common Share	$(0.02)	$0.18

(Loss) Earnings Per Common Share — Assuming Dilution:
(Loss) income from continuing operations	$(0.02)	$0.20
(Loss) income from discontinued operations, net of tax	—	(0.02)

(Loss) Earnings Per Common Share — Assuming Dilution	$(0.02)	$0.18

Weighted Average Shares Outstanding
Basic	61,348,811	60,469,788

Diluted	61,348,811	62,503,196

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN COMMERCIAL LINES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2007	2006
	(Unaudited)
	(In thousands, except shares and per share amounts)

ASSETS
Current Assets
Cash and Cash Equivalents	$3,063	$5,113
Accounts Receivable, Net	102,009	102,228
Inventory	74,034	61,504
Deferred Tax Asset	18,085	2,355
Assets Held for Sale	989	406
Other Current Assets	30,613	25,579

Total Current Assets	228,793	197,185
Properties, Net	460,141	455,710
Investment in Equity Investees	3,634	3,527
Other Assets	13,484	14,581

Total Assets	$706,052	$671,003

LIABILITIES
Current Liabilities
Accounts Payable	$38,278	$53,607
Accrued Payroll and Fringe Benefits	13,329	28,267
Deferred Revenue	17,995	16,803
Accrued Claims and Insurance Premiums	17,074	15,754
Accrued Interest	1,049	4,466
Customer Deposits	17,025	9,145
Other Liabilities	26,064	24,892

Total Current Liabilities	130,814	152,934
Long Term Debt	164,800	119,500
Pension Liability	16,601	16,026
Deferred Tax Liability	19,001	14,014
Other Long Term Liabilities	10,043	9,876

Total Liabilities	341,259	312,350

STOCKHOLDERS’ EQUITY
Common stock: authorized 250,000,000 shares at $.01 par value; 62,464,846 and 61,883,556 shares issued and outstanding as of March 31, 2007 and December 31, 2006, respectively	625	619
Treasury Stock: 334,994 and 172,320 shares at March 31, 2007 and December 31, 2006, respectively	(8,959)	(3,207)
Other Capital	272,407	259,409
Retained Earnings	102,953	104,065
Accumulated Other Comprehensive Loss	(2,233)	(2,233)

Total Stockholders’ Equity	364,793	358,653

Total Liabilities and Stockholders’ Equity	$706,052	$671,003

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN COMMERCIAL LINES INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGE IN CASH FLOWS

	Quarter Ended March 31,
	2007	2006
	(Unaudited)
	(In thousands)

OPERATING ACTIVITIES
Net (Loss) Income	$(1,112)	$11,148
Adjustments to Reconcile Net Income (Loss) to Net Cash (Used in) Provided by Operating Activities:
Depreciation and Amortization	12,211	12,082
Debt Retirement Expenses	21,749	—
Debt Issuance Cost Amortization	156	278
Deferred Taxes	4,986	1,630
(Gain) Loss on Property Dispositions	(1,625)	58
Share-Based Compensation	1,427	1,261
Other Operating Activities	(25)	534
Changes in Operating Assets and Liabilities, net of McKinney acquisition:
Accounts Receivable	218	4,614
Inventory	(11,359)	(3,486)
Accrued Interest	(3,417)	(3,057)
Other Current Assets	(4,326)	(2,922)
Accounts Payable	(6,068)	(10,508)
Other Current Liabilities	(18,842)	4,614

Net Cash (Used in) Provided by Operating Activities before Reorganization Items	(6,027)	16,246
Reorganization Items Paid	(9)	(309)

Net Cash (Used in) Provided by Operating Activities	(6,036)	15,937
INVESTING ACTIVITIES
Property Additions	(6,630)	(24,875)
McKinney Asset Acquisition	(15,486)	—
Proceeds from Property Dispositions	3,273	153
Other Investing Activities	(645)	(222)

Net Cash Used in Investing Activities	(19,488)	(24,944)
FINANCING ACTIVITIES
Asset Based Revolver Borrowings	164,800	15,700
2015 Senior Note Repayments	(119,500)	—
Tender Premium Paid	(18,390)	—
Outstanding Checks	(9,261)	(9,545)
Debt Costs	—	(13)
Tax Benefit of Share Based Compensation	9,746	2,423
Exercise of Stock Options	1,831	—
Acquisition of Treasury Stock	(5,752)	(2,659)
Other Financing Activities	—	(5)

Net Cash Provided by Financing Activities	23,474	5,901
Net Decrease in Cash and Cash Equivalents	(2,050)	(3,106)
Cash and Cash Equivalents at Beginning of Period	5,113	13,959

Cash and Cash Equivalents at End of Period	$3,063	$10,853

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN COMMERCIAL LINES INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

						Accumulated
						Other
	Common Stock		Treasury	Other	Retained	Comprehensive
	Shares	Amount	Stock	Capital	Earnings	(Loss)	Total
	(In thousands)

Balance at December 31, 2006	61,711	$619	$(3,207)	$259,409	$104,065	$(2,233)	$358,653
Amortization of Restricted Stock, Stock Options, Performance Shares and Restricted Stock Units	—	—	—	1,427	—	—	1,427
Excess Tax Benefit of Share-based compensation	—	—	—	9,746	—	—	9,746
Exercise of Stock Options	440	5	—	1,826	—	—	1,831
Issuance of Restricted Stock Units and Performances Shares	141	1	—	(1)	—	—	—
Acquisition of Treasury Stock	(162)	—	(5,752)	—	—	—	(5,752)
Net Loss	—	—	—	—	(1,112)	—	(1,112)

Balance at March 31, 2007	62,130	$625	$(8,959)	$272,407	$102,953	$(2,233)	$364,793

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except as otherwise indicated)

Note 1.	Reporting Entity

American Commercial Lines Inc. (“ACL” or the “Company”) is a Delaware corporation. In these financial statements, unless the context indicates otherwise, the “Company” refers to ACL and its subsidiaries on a consolidated basis.

The operations of the Company include barge transportation together with related port services along the inland waterways and marine equipment manufacturing. Barge transportation accounts for the majority of the Company’s revenues and includes the movement of grain, coal, steel, liquids and other bulk products in the United States. The Company has long term contracts with many of its customers. The Company’s former operations in both Venezuela and the Dominican Republic have been classified as discontinued operations for all periods presented in these financial statements (See Note 11 — Discontinued Operations). Manufacturing of marine equipment is provided to customers in marine transportation and other related industries in the United States.

The assets of ACL consist principally of its ownership of all of the stock of American Barge Line Company, a Delaware corporation (“American Barge”). The assets of American Barge consist primarily of its ownership of all of the stock of Commercial Barge Line Company, a Delaware corporation (“CBL”). The assets of CBL consist primarily of its ownership of all of the equity interests in American Commercial Lines LLC, ACL Transportation Services LLC and Jeffboat LLC, Delaware limited liability companies and their subsidiaries. Although CBL is responsible for corporate income tax, neither ACL, American Barge or CBL conducts any operations independent of such ownership.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. As such, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The condensed consolidated balance sheet as of December 31, 2006 has been derived from the audited consolidated balance sheet at that date. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Some of the significant estimates underlying these financial statements include reserves for doubtful accounts, obsolete and slow moving inventories, amounts of pension and post-retirement liabilities, incurred but not reported medical claims, insurance claims receivable, deferred tax liabilities, assets held for sale, environmental liabilities, valuation allowances related to deferred tax assets, expected forfeitures of share-based compensation, liabilities for unbilled harbor and towing services and depreciable lives of long-lived assets.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim periods presented herein are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. Our quarterly revenues and profits historically have been lower during the first six months of the year and higher in the last six months of the year due primarily to the timing of the North American grain harvest.

As of the beginning of 2007 we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 requires that we recognize in our financial statements the impact of tax positions if those positions are more likely than not of being sustained on audit, based on the technical merits of the positions. There was no cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings, due primarily to fresh start accounting for tax purposes adopted upon the emergence of the Company’s predecessor from bankruptcy in January, 2005. The Company currently has no unrecorded tax benefits. The Company also has no amounts accrued for interest and

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

penalties at this time. Tax years 2005 and forward remain open to examination by the major taxing jurisdictions to which we are subject.

In September 2006, the FASB issued Statement 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of the provisions of SFAS 157.

In February 2007, the FASB issued Statement 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 allows entities to voluntarily choose, at specified election dates, to measure many financial assets and financial liabilities (as well as certain non-financial instruments that are similar to financial instruments) at fair value (the “fair value option”). The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, the SFAS 159 specifies that all subsequent changes in fair value for that instrument shall be reported in earnings. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Earlier adoption of the SFAS 159 is permitted as of the beginning of an entity’s fiscal year, provided the choice to early adopt is made within 120 days of the beginning of the fiscal year of adoption and the entity has not yet issued financial statements for any interim period of that fiscal year. In addition, in order to early adopt SFAS 159, an entity must also adopt all of the requirements of SFAS 157, as of the adoption date (or earlier). We have not yet adopted SFAS 157 and, therefore, are not eligible to early adopt SFAS 159. We are currently evaluating the impact of the provisions of SFAS 159.

For further information, refer to the consolidated financial statements and footnotes thereto, included in the Company’s annual filing on Form 10-K filed with the Securities and Exchange Commission (“SEC”) for the year ended December 31, 2006.

Certain prior year amounts have been reclassified in these financial statements to conform to the current year presentation. These reclassifications had no impact on previously reported net income.

Note 2.	Earnings Per Share

On January 16, 2007, The Board of Directors of ACL declared a two-for-one stock split of the Company’s common stock, par value $0.01 per share, in the form of a stock dividend. Stockholders of record on February 6, 2007, received one additional share of common stock for each share of common stock held on that day. The new shares were distributed on February 20, 2007. All share and per share amounts reflect the effect of this stock split.

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Per share data is based upon the average number of shares of common stock of ACL, par value one cent per share (“Common Stock”), outstanding during the relevant period. Basic earnings per share are calculated using only the average number of issued and outstanding shares of Common Stock. Diluted earnings per share, as calculated under the treasury stock method, includes the average number of shares of additional Common Stock issuable for all dilutive stock options, restricted stock, restricted stock units and performance share units whether or not currently exercisable. In early 2006 and in early 2007, performance share units were issued to certain senior management personnel. These units contain specific long term performance-based criteria which must be met prior to the vesting of the awards. As of the end of the period these conditions have not yet been met; however, these contingently issuable shares have been included in the computation of diluted earnings per share based on performance to date. The impact of discontinued operations (See Note 11) on basic and diluted earnings per share in all periods is presented on the face of the condensed consolidated statements of operations. The weighted average number of shares used in computing basic and diluted earnings per common share from continuing operations, discontinued operations and net income, as presented on the face of the condensed consolidated statements of operations are as follows.

	2007	2006

Weighted average common shares outstanding (used to calculate basic EPS)	61,349	60,470
Dilutive effect of share-based compensation(1)	—	2,033

Fully diluted shares	61,349	62,503

Shares used to compute fully diluted EPS	61,349	62,503

(1)	Due to the loss in 2007 the 1,723 potentially dilutive securities would be anti-dilutive and are, therefore, excluded in that period.

Note 3.	Debt

	March 31,	December 31,
	2007	2006

Asset based revolver	$164,800	$—
2015 Senior Notes	—	119,500

Long term debt	$164,800	$119,500

The asset based revolver provides $250,000 in available credit, subject to borrowing base limitations and is secured by the assets of the Company. The borrowing base is currently sufficient to allow borrowings up to the maximum available under the facility. Total available credit as of March 31, 2007 was $82,899 based on total available credit less the outstanding revolver amount of $164,800 and outstanding letters of credit totaling $2,301 under the facility. The asset based revolver bears interest at the prime rate or at LIBOR plus a margin dependent upon the consolidated senior leverage ratio as defined in the asset based revolver loan agreement. Pricing was LIBOR plus 100 basis points as of March 31, 2007. The maturity date of the asset based revolver is October 13, 2010. The asset based revolver contains certain covenants including a Consolidated Senior Leverage Ratio as defined in the asset based revolver loan agreement. As of March 31, 2007, the Company is in compliance with all covenants. Interest rates varied from 6.32% to 8.25% during the quarter ended March 31, 2007. See Note 12 — Subsequent Events concerning new bank agreement.

On January 30, 2007, holders of $119,500 or 100% of the outstanding principal amount of the Company’s 9.5% Senior Notes validly tendered their Notes and delivered consents to the proposed amendments. Holders of the Notes received, on January 31, 2007, total consideration equal to $1,153.89 per $1,000.00 principal amount of the Notes validly tendered, or 115.389% of their par value, plus accrued and unpaid interest up to, but not including, the consent date. Debt issuance costs of $3,359 related to the Senior Notes in other assets in the accompanying condensed consolidated balance sheet at December 31, 2006 were written off as of the date of the tender. The excess

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

tender premium and the write-off of the debt issuance costs are recorded in Debt Retirement Expenses on the condensed consolidated income statement.

Note 4.	Inventory

Inventory is carried at the lower of cost (based on a weighted average method) or market and consists of the following:

	March 31,	December 31,
	2007	2006

Raw Materials	$18,999	$19,818
Work in Process	33,362	22,001
Parts and Supplies	21,673	19,685

	$74,034	$61,504

Note 5.	Income Taxes

Due to the tax status of the domestic operating entities, which are each single member limited liability companies, the first tier corporate parent reports and pays all United States income taxes for the group.

In the first quarters ended March 31, 2007 and 2006, income tax (benefit) expense of ($638) and $8,042, respectively, were recognized on (loss) income from continuing operations before income taxes of ($1,704) and $20,840, respectively, for the same periods.

The effective tax rate on income from continuing operations before income taxes is the U.S. federal and state statutory rates after considering the deductibility of state income taxes for federal income taxes.

Note 6.	Employee Benefit Plans

A summary of the pension and post-retirement plan components follows:

	Quarter Ended March 31,
	2007	2006

Pension Components:
Service cost	$1,242	$1,251
Interest cost	2,251	2,143
Expected return on plan assets	(2,900)	(2,739)
Amortization of unrecognized losses	—	40

Net periodic benefit cost	$593	$695

Post-retirement Components:
Service cost	$49	$80
Interest cost	142	161
Amortization of net gain	(5)	—

Net periodic benefit cost	$186	$241

Note 7.	Business Segments

The Company has two reportable business segments — transportation and manufacturing. The Company’s transportation segment includes barge transportation operations in North America and domestic fleeting facilities

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

that provide fleeting, shifting, cleaning and repair services at various locations along the inland waterways. The manufacturing segment manufactures marine equipment for external customers, as well as the Company’s domestic fleets. All of the Company’s international operations are excluded from segment disclosures due to the reclassification of those operations to discontinued operations. (See Note 11).

Management evaluates performance based on segment earnings, which is defined as operating income. The accounting policies of the reportable segments are consistent with those described in the summary of significant accounting policies in the Company’s filing on Form 10-K for the year ended December 31, 2006. Intercompany sales are recorded at fair market value and intercompany profit is eliminated upon consolidation.

Reportable segments are business units that offer different products or services. The reportable segments are managed separately because they provide distinct products and services to internal and external customers. On January 1, 2007, the Company reorganized its corporate structure. Louisiana Dock Company LLC changed its name to ACL Transportation Services LLC. Houston Fleet LLC, American Commercial Terminals LLC, ACL Sales Corporation and American Commercial Logistics LLC merged with ACL Transportation Services LLC, with ACL Transportation Services LLC surviving the mergers. Orinoco TASA LLC and Orinoco TASV LLC merged into American Commercial Lines International LLC. ACL Transportation Services LLC and Jeffboat LLC became subsidiaries of Commercial Barge Line Company. As a result of this reorganization and the disposal of the Company’s remaining international operations, the Company’s terminal operations have been merged into ACL Transportation Services LLC and are now under a common management structure for evaluation by the chief operating decision maker. For this reason the operations of the terminals are now included in the Transportation Segment. Prior periods have been reclassified to reflect operations in those periods as a part of the transportation segment.

Statement of Operating Income by Reportable Segment

	Reportable Segments		Intersegment
	Transportation	Manufacturing	Elimination	Total

Quarter ended March 31, 2007
Total revenue	$176,250	$52,680	$(686)	$228,244
Intersegment revenues	121	565	(686)	—

Revenue from external customers	176,129	52,115	—	228,244
Operating expense
Materials, supplies and other	61,783	—	—	61,783
Rent	5,973	—	—	5,973
Labor and fringe benefits	25,097	—	—	25,097
Fuel	34,019	—	—	34,019
Depreciation and amortization	11,631	—	—	11,631
Taxes, other than income taxes	3,726	—	—	3,726
Cost of goods sold	—	49,213	—	49,213

Total cost of sales	142,229	49,213	—	191,442
Selling, general & administrative	15,534	897	—	16,431

Total operating expenses	157,763	50,110	—	207,873

Operating income	$18,366	$2,005	$—	$20,371

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Reportable Segments		Intersegment
	Transportation	Manufacturing	Elimination	Total

Quarter ended March 31, 2006
Total revenue	$171,898	$50,519	$(24,942)	$197,475
Intersegment revenues	151	24,791	(24,942)	—

Revenue from external customers	171,747	25,728	—	197,475
Operating expense
Materials, supplies and other	55,614	—	—	55,614
Rent	5,219	—	—	5,219
Labor and fringe benefits	20,965	—	—	20,965
Fuel	37,594	—	—	37,594
Depreciation and amortization	11,111	—	—	11,111
Taxes, other than income taxes	4,479	—	—	4,479
Cost of goods sold	—	22,040	—	22,040

Total cost of sales	134,982	22,040	—	157,022
Selling, general & administrative	14,762	1,317	—	16,079

Total operating expenses	149,744	23,357	—	173,101

Operating income	$22,003	$2,371	$—	$24,374

Note 8.	Contingencies

Certain legal actions are pending against ACL in which claims are made in substantial amounts. While the ultimate results of pending litigation cannot be predicted with certainty, management does not currently expect that resolution of these matters will have a material adverse effect on ACL’s consolidated income statements, balance sheets and cash flows.

In the quarter ended March 31, 2006 a $1,000 reduction in legal reserves, included in the Other, Net line item of the condensed consolidated income statement was recorded as a result of the positive outcome from a U.S. District Court (the “Court”) decision dismissing an appeal related to the Bankruptcy Court’s December 2004 confirmation of the Company’s Plan of Reorganization. This action has been subsequently settled and dismissed.

At December 31, 2006, approximately 950 domestic employees of the Company’s manufacturing segment were represented by a labor union under a contract set to expire in April, 2007. During the first quarter 2007 a new contract expiring in April, 2010 was ratified by the represented employees.

On February 2, 2007, the Bankruptcy Court issued a final decree and ordered that the estate of the predecessor company of the Company has been fully administered and the Chapter 11 case is closed.

Note 9.	Share-based Compensation

During the quarter ended March 31, 2007 the following share-based awards were issued to directors and employees under existing Plans: stock options for 183,704 shares with a strike price of $36.05, 236,048 restricted stock units and 32,010 performance shares were issued. The terms of all of the awards were essentially the same as prior grants under the Plans. Restricted shares and performance shares fair value was $36.05, the closing price on the date of grant. Stock option grant date fair values are determined at the date of grant using a Black-Scholes option pricing model, a closed-form fair value model, based on market prices at the date of grant. The dividend yield, weighted average risk free interest rate, expected term and volatility were respectively 0.0%, 4.8%, 6 years, and 39.5%. Options granted had a computed fair value of $16.48 per option. Also during the quarter previously granted

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

restricted shares (316,398 shares) and restricted stock units (132,246 units) vested and 440,056 stock options were exercised.

Note 10.	Acquisition and Dispostions

On February 28, 2007 the Company purchased twenty towboats and related equipment and supplies from the McKinney group of companies (“McKinney”) for $15,486 in cash. The transaction doubled the size of ACL’s Gulf-region towboat fleet. In addition, subsequent to the asset acquisition the Company was able to hire the majority of the experienced McKinney pilots and crew to man the vessels. The McKinney companies, which include McKinney Towing Inc., Slidell Towing Inc., McKinney Marine Inc., McKinney Inland LLC, McKinney Harbor Towing Inc., McKinney Industries Inc., and McKinney Salvage and Heavy Lift, were a third-generation organization that provided towing, harbor, salvage and related services on the U.S. Inland Waterways. The majority of the boats are currently operating on short-term charters to ACL and other customers. From the acquisition date revenues, costs and expenses of the acquired assets are recorded as a part of the transportation segment results of operations. The purchase price has been allocated as follows.

Current Assets	$959
Properties — Net	12,512
Goodwill	2,015

Purchase Price	$15,486

During the first quarter 2007, the current market value of two boats held for sale exceeded the carrying value of the boats prior to previously recorded impairment charges. Due to this change in estimated market value, previously recognized impairment charges of $583 were reversed in the first quarter of 2007, based on more current assessment of market value.

Note 11.	Discontinued Operations

During 2006, in separate transactions, the Company sold its Venezuelan operations and the operating assets of its operations in the Dominican Republic. These transactions resulted in cessation of all International operations of the Company. For all periods presented, the International operations have been reported as Discontinued Operations net of applicable taxes.

The impact of discontinued operations on earnings per share in all periods presented is disclosed on the condensed consolidated income statements. Discontinued Operations, net of tax consist of the following.

	Quarter Ended March 31,
	2007	2006

Revenue	$—	$884
Cost of Sales	4	3,913
Selling, General and Administrative	26	243
Other Expense (Income)	44	(465)

Loss from Discontinued Operations Before Income Tax	(74)	(2,807)
Income Tax Benefit	(28)	(1,157)

Loss from Discontinued Operations	$(46)	$(1,650)

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12.	Subsequent Events

On April 27, 2007 the Company entered into an agreement which provides for a five-year $400,000 credit facility. The new cash flow credit facility replaces the existing $250,000 asset based revolver that was entered into on February 11, 2005. Under the new loan agreement the Company has an option to increase the size of the credit facility, subject to obtaining additional lender commitments, up to an additional $200,000 to a total facility size of $600,000. The new credit facility contains less restrictive covenants, particularly as to potential acquisitions. The new credit facility bears interest at Libor plus 62.5 basis points, which is about 40 basis points less than the asset based revolver in place at March 31, 2007. The interest rate on the new credit facility is subject to adjustment based on changes in the total leverage ratio as specified in the credit agreement.

Approximately, $2,000 of unamortized debt issuance costs related to the existing asset based revolver will be written off in the second quarter, 2007 when the agreement is terminated.

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

Results of Operations.  This section provides an analysis of the Company’s results of operations for the quarter ended March 31, 2007 compared to the results of operations for the quarter ended March 31, 2006.

Liquidity and Capital Resources.  This section provides an overview of the Company’s sources of liquidity, a discussion of the Company’s debt that existed as of March 31, 2007 and an analysis of the Company’s cash flows for the quarters ended March 31, 2007 and March 31, 2006.

Changes in Accounting Standards.  This section describes certain changes in accounting and reporting standards applicable to the Company.

Critical Accounting Policies.  This section describes any significant changes in accounting policies that are considered important to the Company’s financial condition and results of operations, require significant judgment and require estimates on the part of management in application from those previously described in the Company’s filing on Form 10-K for the year ended December 31, 2006. The Company’s significant accounting policies include those considered to be critical accounting policies.

Quantitative and Qualitative Disclosures about Market Risk.  This section discusses our analysis of significant changes in exposure to potential loss arising from adverse changes in fuel prices and interest rates since our filing on Form 10-K for the fiscal year ended December 31, 2006.

OVERVIEW

Our Business

We are one of the largest and most diversified marine transportation and services companies in the United States, providing barge transportation and related services under the provisions of the Jones Act, as well as the manufacturing of barges, towboats and other vessels, including ocean-going liquid tank barges. We are the second largest provider of dry cargo barge transportation and liquid tank barge transportation on the United States Inland Waterways consisting of the Mississippi River System, its connecting waterways and the Gulf Intracoastal Waterway (the “Inland Waterways”), accounting for 14.8% of the total inland dry cargo barge fleet and 13.2% of the total inland liquid cargo barge fleet as of

December 31, 2006, according to Informa Economics, Inc., a private forecasting service (“Informa”). Our manufacturing subsidiary, Jeffboat LLC, was the second largest manufacturer of dry cargo barges in the United States in 2006 according to Criton Corporation, publisher of River Transport News. We believe this also approximates our ranking in terms of construction of liquid tank barges (including both inland and ocean-going liquid tank barges). We provide additional value-added services to our customers, including third-party logistics through our BargeLink LLC joint venture, and we provide container handling services between Chicago and New Orleans. Our operations incorporate advanced fleet management practices and information technology systems, including our proprietary ACLTrac real-time GPS barge tracking system, which allows us to effectively manage our fleet. All of the Company’s international operations have been recorded as discontinued operations in all periods presented due to the sale of all remaining international operations in 2006. Operations ceased in the Dominican Republic early in the third quarter 2006 and operations in Venezuela ceased in the fourth quarter 2006. See Note 11 — Discontinued Operations.

The Industry

Transportation Industry:  Barge market behavior is driven by the fundamental forces of supply and demand, influenced by a variety of factors including the size of the Inland Waterways barge fleet, local weather patterns, navigation circumstances, domestic and international consumption of agricultural and industrial products, crop production, trade policies and the price of steel. According to Informa, from 1998 to 2006, the Inland Waterways fleet size was reduced by 2,395 dry cargo barges and 99 liquid tank barges for a total reduction of 2,494 barges, or 10.8%. The 2006 year-end Inland Waterways fleet consisted of 17,885 dry cargo barges and 2,809 liquid tank barges or a combined total of 20,694 barges. Industry data for 2006 indicates that 2006 was the first year in eight years that more barges were built than scrapped, with nominal net additions of 15 liquid tank barges and 12 dry cargo barges. This overall level, therefore, represents the second lowest number of barges in operation within our industry since 1992. Competition is intense for barge freight transportation. The top five carriers (by fleet size) of dry and liquid barges comprise over 60% of the industry fleet in each sector as of December 31, 2006. The average economic useful life of a dry cargo barge is generally estimated to be between 25 and 30 years and between 30 and 35 years for liquid tank barges.

TOP 5 CARRIERS BY FLEET SIZE
(as of December 31, 2006)

		% of	Average
	Units	Barges	Age (Yrs)

Dry Cargo Barges
Ingram Barge Company	3,633	20.3%	16.4
American Commercial Lines	2,639	14.8%	20.4
AEP/MEMCO Barge Line, Inc.	2,628	14.7%	10.9
American River Transportation Company	2,061	11.5%	25.7
Cargo Carriers	958	5.4%	14.8

Top 5 Dry Carriers	11,919	66.6%	17.6

Total Industry	17,885	100.0%	16.2

Liquid Cargo Barges
Kirby Corporation	912	32.5%	24.1
American Commercial Lines	371	13.2%	22.6
Marathon Ashland Petroleum LLC	180	6.4%	19.1
Canal Barge Company, Inc.	170	6.1%	12.3
Ingram Barge Company	165	5.9%	28.5

Top 5 Liquid Carriers	1,798	64.0%	22.6

Total Industry	2,809	100.0%	21.8

Source: Informa and Company

The demand for dry cargo freight on the Inland Waterways is driven by the production volumes of dry bulk commodities transported by barge as well as the attractiveness of barging as a means of freight transportation. Historically, the major drivers of demand for dry cargo freight are coal for domestic utility companies, industrial and coke producers and export markets; construction commodities such as cement, limestone, sand and gravel; and coarse grain, such as corn and soybeans, for export markets. Other commodity drivers include products used in the manufacturing of steel, finished and partially-finished steel products, ores, salt, gypsum, fertilizer and forest products. The demand for our liquid freight is driven by the demand for bulk chemicals used in domestic production, including styrene, methanol, ethylene glycol, propylene oxide, caustic soda and other products. It is also affected by the demand for clean petroleum products and agricultural-related products such as ethanol, vegetable oil, bio-diesel and molasses.

Freight rates in both the dry and liquid freight markets are a function of the relationship between the amount of freight demand for these commodities and the number of barges available to load freight. We believe that the current supply/demand relationship for dry cargo freight indicates that the recent improvements in market freight rates will be sustained into the near term with the possibility of further increases in freight rates. Certain spot rate contracts, particularly for grain, are subject to significant seasonal fluctuations but, we believe will trend, on average equal to or slightly higher than recent historical rates over time. We believe that the supply/demand relationship for liquid freight will remain steady with freight rates to be moderately higher.

For purposes of industry analysis, the commodities transported in the Inland Waterways can be broadly divided into four categories: grain, coal, liquids and bulk cargoes. Using these broad cargo categories the following graph depicts the total millions of tons shipped through the United States Inland Waterways for the quarters ended March 31, 2007 and March 31, 2006 by all carriers according to the US Army Corps of Engineers (the “Corps”) Waterborne Commerce Statistics Center data. The Corps does not estimate ton-miles, which we believe is a more accurate volume metric. Note that the most recent periods are typically estimated for the Corps’ purposes by lockmasters and retroactively adjusted as shipper data is received.

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

Consolidated Financial Overview

In the quarter ended March 31, 2007 the Company incurred a net loss of $1.1 million compared to net income on $11.1 million in the quarter ended March 31, 2006. In the first quarter of 2007, after-tax debt retirement expenses of $13.6 million on the retirement of $119.5 million of outstanding face amount of the Company’s Senior Notes were incurred. The retirement is discussed in the footnotes to the condensed consolidated financial statements and in the Liquidity and Capital Resources section. Exclusive of those expenses, income increased $1.3 million or 12.0% in the first quarter of 2007 compared to the first quarter of 2006.

For the quarter ended March 31, 2007 EBITDA was $35.3 million, an improvement of 1.6% over the same period of the prior year. EBITDA as a percent of combined revenue (inclusive of revenue from discontinued operations) declined by 2.1% to 15.5% for the first quarter of 2007 compared to 17.5% for the first quarter of 2006. See the table at the end of this Consolidated Financial Overview and Selected Financial Data for a definition of EBITDA and a reconciliation of EBITDA to consolidated net income.

The $1.3 million improvement in first quarter, 2007 income excluding the debt retirement costs over net income in the first quarter, 2006 was driven by the reduction in losses from international operations that were discontinued in the third and fourth quarter of 2006, the reduction in interest expense due to lower average borrowings outstanding in 2007, and increased gains on aging barges sold to third parties for scrap in 2007, partially offset by a decline in operating income. Revenues per average barge increased 10.2% in the first quarter 2007 over their first quarter 2006 level due to higher non-affreightment revenues. Fuel prices and fuel consumption decreased in 2007 compared to 2006. The increase in revenues per barge and fuel cost decrease was more than offset by lower ton-mile volume and higher labor and other costs primarily attributable to the more challenging operating conditions in the first quarter of 2007 when compared to 2006. Labor inefficiencies in the shipyard resulted in reduced margins on the higher level of external sales in the manufacturing segment in 2007 compared to 2006.

During the first quarter of 2007, the Company invested $3.0 million in improvements to the existing boat and barge fleet, $1.4 million in improvements to our shipyard and $2.2 million in improvements to our facilities including our marine services facilities along the Inland Waterways. Additionally, the Company completed the acquisition for a cash purchase price of approximately $15.5 million of 20 towboats formerly operated by the McKinney companies, most of which are currently engaged in charter service in the Gulf.

Transportation

Affreightment contracts comprised approximately 73.5% or $129.5 million of the Company’s transportation segment total revenues for the quarter ended March 31, 2007 compared to 81.9% or $140.7 million for the quarter ended March 31, 2006. Under such contracts our customers engage us to move cargo for a per ton rate from an origin point to a destination point along the Inland Waterways on the Company’s barges, pushed primarily by the Company’s towboats. Affreightment contracts include both term and spot market arrangements. The Company is responsible for tracking and reporting the tonnages moved under such contracts.

The remaining segment revenue of 26.5% or $46.6 million in the quarter ended March 31, 2007 and 18.1% or $31.0 million in the quarter ended March 31, 2006 (“non-affreightment revenues”) were generated either by demurrage charges related to affreightment contracts or by one of three other distinct contractual arrangements with customers: charter/day rate contracts; outside towing contracts; or other marine services contracts. Transportation services revenue for each contract type is summarized in the key operating statistics table that follows.

Under charter/day rate contracts the Company’s boats and barges are leased to third parties who control the use (loading, movement, unloading) of the vessels. Responsibility for tracking and reporting the tons moved by equipment leased to others is transferred to the third party and not included in the Company’s tracking of affreightment ton-miles, but is captured and reported as part of ton-miles non-affreightment.

Outside towing revenue is earned by moving barges for other affreightment carriers at a specific rate per barge move.

Marine services revenue is earned for fleeting, shifting and cleaning services provided to third parties.

Comparatively, 32 more liquid tank barges, on average, were serving customers under charter/day rate contracts in the first quarter of 2007 versus the first quarter of 2006. This increase in the number of barges and higher available pricing drove charter and day rate revenue up 61.4% in the quarter ended March 31, 2007 over the comparable period of the prior year. Additionally, this caused gross ton-miles reported under affreightment contracts to be lower than if there had been no shift in barge deployment.

Key operating statistics regarding our transportation segment are summarized in the following table.

Key operating statistics

	Quarter Ended March 31,		% Change to
	2007	2006	2006

Ton-miles (000’s) and rates per mile:
Total Dry	8,523,012	9,136,474	(6.7)%
Ton-miles per average dry affreightment barge	3,303	3,281	0.7%
Total Liquid	777,355	986,540	(21.2)%
Ton-miles per average liquid affreightment barge	3,052	3,359	(9.1)%
Total affreightment ton-miles	9,300,367	10,123,014	(8.1)%
Total ton-miles non-affreightment	928,540	675,797	37.4%
Total ton-miles	10,228,907	10,798,811	(5.3)%
Ton-miles per average affreightment barge	3,280	3,289	(0.3)%
Rates per ton mile/Revenues per average barge:
Decrease in dry rate per ton-mile			(0.5)%
Increase in fuel neutral dry rate per ton-mile			1.8%
Increase in liquid rate per ton-mile			11.5%
Increase in fuel neutral liquid rate per ton-mile			16.2%
Overall rate per ton-mile	$13.92	$13.90	0.1%
Overall fuel neutral rate per ton-mile	$14.28	$13.90	2.7%
Revenue per average barge operated	$59,644	$54,111	10.2%
Fuel Price and Volume Data:
Fuel Price	$1.77	$1.85	(4.3)%
Fuel Gallons	19,265	20,354	(5.4)%
Revenue data (in thousands):
Affreigtment revenue	$129,480	$140,757	(8.0)%
Towing	12,640	9,981	26.6%
Charter and day rate	13,085	8,109	61.4%
Demurrage	12,324	8,829	39.6%
Other	8,600	4,071	111.3%
Total non-affreightment	46,649	30,990	50.5%

Total transportation segment revenue	$176,129	$171,747	2.6%

Data regarding changes in our barge fleet for the quarter ended March 31, 2007 are summarized in the following table.

Barge Fleet Changes

Barges — Current Quarter	Dry	Tankers(1)	Total

Barges operated as of the end of 2006	2,639	371	3,010
Retired	(113)	2	(111)
New builds	—	—	—
Change in number of barges leased	(3)	—	(3)

Barges operated as of the end of the 1st qtr of 2007	2,523	373	2,896

(1)	Two tank barges were returned to active service in the quarter.

Data regarding our boat fleet at March 31, 2007 is contained in the following table.

Owned Boat Counts and Average Age by Horsepower Class

		Average
Horsepower Class	Number	Age

2,000 or less	63	31.0
Less than 4,300	19	31.8
Less than 6,200	43	32.3
7,000 or over	15	29.7

Total/overall age	140	31.4

In addition, the Company had 24 chartered boats in service at March 31, 2007. Average life of a boat (with refurbishment) exceeds 50 years. Two owned boats are included in assets held for sale at March 31, 2007.

Market and operating conditions in the first quarter of 2007 were less favorable than those experienced in the first quarter of the prior year. Strong grain spot pricing and demand in the first quarter of 2006 that resulted from favorable operating conditions and carryover grain demand due to the hurricanes in late 2005 were not repeated in the first quarter of 2007. Inland waterway conditions were much more seasonally normal with closure of the upper river systems for 20 to 25 days in the quarter due to icing and significant fog conditions in the Gulf compared to no significant icing and fewer fog delays in the prior year. The lower grain demand and less favorable operating conditions combined to drive spot grain rates down 12% from the prior year’s level. Excluding the year over year impact of grain prices, average dry rates per ton mile increased 8%. The average annual rates for the mid-Mississippi River, which we believe is an indicator of the total market, increased 20% for the full year 2006 over 2005 and over 60% for the full year 2005 over 2004. A portion of the rate increase reflected higher fuel costs which were incorporated into the spot rates. We do not track grain rates in January and February due to significantly reduced volumes during that time frame. Historically, grain has experienced the greatest degree of seasonality among all the commodity segments, with demand generally following the timing of the annual harvest. Demand for grain movement generally begins around the Gulf Coast and Texas regions and the southern portions of the Lower Mississippi River, or the Delta area, in late summer of each year. The demand for freight spreads north and east as the grain matures and harvest progresses through the Ohio Valley, the Mid-Mississippi River area, and the Illinois River and Upper Mississippi River areas. System-wide demand generally peaks in the mid-fourth quarter. Demand normally tapers off through the mid-first quarter, when traffic is generally limited to the Ohio River as the Upper Mississippi River normally closes from approximately mid-December to mid-March, and ice conditions can hamper navigation on the upper reaches of the Illinois River. The annual differential between peak and trough rates has averaged 110% a year over the last five years. Tariff rates in March, 2006 at 358% were driven higher than normal due to the carryover demand for grain movement resulting from the 2005 hurricane season. Tariff rates in March 2007 at 313% were more seasonally normal compared to the previous five year March average of 222% and March 2005 at 289%. Increased barge availability as a result of the decline in bulk volume in the quarter also contributed to lower grain tariff rates. Our coal volume increased in the quarter though a smaller percentage of coal moves were under spot contracts. The price impact of the contract renewals in the fourth quarter of 2006 on bulk and liquid cargoes offset the lower spot market prices resulting in essentially flat overall pricing in the quarter. For affreightment contracts, average ton-miles per barge were essentially flat compared to the prior year with dry cargo barges up slightly and liquid tank barges down in the quarter.

Total liquid cargo affreightment tonnage was impacted by the shift of 32 more barges, on average, into day rate towing. Revenues from charter and day rate contracts increased 61% for the first quarter ended March 31, 2007 compared to the same period of 2006 due primarily to higher available pricing for these contracts and this strategic shift in asset deployment.

Total revenues per average barge increased 10.2% due to day rate contracts, higher scrapping and fleeting charter service, higher demurrage and higher outside towing in the first quarter ended March 31, 2007 compared to the same period in 2006.

Fuel prices and fuel consumed were lower than the prior year quarter. Changes in fuel prices are generally passed to the customer through spot market rate changes or contract terms which typically occur on a one month or one quarter lag. We estimate that through contractual rate adjustments we were fuel cost neutral in the first quarter 2007, though unlike the recent past, on a fuel-neutral basis, rates increased more than on a gross basis.

Manufacturing:  In the first quarter of 2007 no barges were produced for our transportation segment compared to 26 barges in the prior year quarter. This drove a significant increase in external revenues as all 89 barges sold were to external customers compared to 54 barges in the prior year.

Manufacturing segment units produced for external sales or internal use

	Quarter Ended March 31,
	2007	2006

External sales:
Liquid tank barges:
Ocean tank barges	—	—
Liquid tank barges	7	2
Dry cargo barges	82	52

Total external units sold	89	54

Internal sales:
Liquid tank barges:
Liquid tank barges	—	15
Dry cargo barges	—	11

Total units into production	—	26

Total units produced	89	80

We plan to build approximately 440 barges (390 dry and 50 liquid) this year, of which approximately 62 will be internal builds. These production levels are subject to change based on our planned shift to internal production of liquid tankers discussed under outlook. We continue to believe there is no sign of over-production in the industry and that most of the production is for replacement demand.

Consolidated Financial Overview — Non-GAAP Financial Measure Reconciliation

AMERICAN COMMERCIAL LINES INC.

NET INCOME TO EBITDA RECONCILIATION

	Quarter Ended March 31,
	2007	2006
	(Unaudited)
	(Dollars in thousands)

Net (Loss) Income from Continuing Operations	$(1,066)	$12,798
Discontinued Operations, Net of Income Taxes	(46)	(1,650)

Consolidated Net (Loss) Income	$(1,112)	$11,148

Adjustments from Continuing Operations:
Interest Income	(24)	(14)
Interest Expense	3,181	4,776
Debt Retirement Expenses	21,749	—
Depreciation and Amortization	12,211	11,550
Taxes	(638)	8,042
Adjustments from Discontinued Operations:
Interest Income	(54)	(135)
Depreciation and Amortization	—	532
Taxes	(28)	(1,157)
EBITDA from Continuing Operations	35,413	37,152
EBITDA from Discontinued Operations	(128)	(2,410)

Consolidated EBITDA	$35,285	$34,742

EBITDA from Continuing Operations by Segment:
Transportation Net (Loss) Income	$(3,360)	$10,429
Interest Income	(24)	(14)
Interest Expense	3,181	4,776
Debt Retirement Expenses	21,749	—
Depreciation and Amortization	11,631	11,111
Taxes	(638)	8,042

Transportation EBITDA	$32,539	$34,344

Manufacturing Net Income	$2,446	$7,016
Interest Income	—	—
Interest Expense	—	—
Depreciation and Amortization	580	439
Taxes	—	—

Total Manufacturing EBITDA	3,026	7,455
Intersegment Profit	(152)	(4,647)

External Manufacturing EBITDA	$2,874	$2,808

Management considers EBITDA to be a meaningful indicator of operating performance and uses it as a measure to assess the operating performance of the Company’s business segments. EBITDA provides us with an understanding of earnings before the impact of investing and financing transactions and income taxes.

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

Outlook

Transportation Services:  The Company believes that its value proposition is to deliver the safest, cleanest, most cost effective and innovative solutions to our customers. Barge transportation is widely recognized as the lowest cost, cleanest, safest and most fuel efficient mode of transportation in the U.S. and is estimated to be operating at only 50% of infrastructure capacity. We expect over the next few years to significantly change our portfolio mix of commodities. During 2006, our transportation revenues were comprised of 32% grain, 28% bulk, 24% liquids, 8% coal and 8% steel. We intend to pursue a comprehensive sales and marketing program involving freight that has traditionally been moved by barge as well as freight that is currently “off-river” to convert the Company’s portfolio mix of business to 40% liquids, 20% coal, 20% bulk, 10% grain, 5% steel and reserve 5% of our capacity for emerging markets.

In connection with this contemplated mix shift the Company has committed to a plan to grow its liquids business, and reshape its dry business by pursuing the following strategies.

•	Accelerating dry cargo barge retirements in 2007 and 2008 bringing the total number of retirements in 2006 through 2008 to over 500 units, or 20% of the Company’s previously existing dry cargo fleet;

•	Significantly reducing or eliminating production of new dry cargo barges that were to be built during 2008 for our transportation division at our shipyard by increasing the efficiency of the existing fleet to compensate for scrapping of older barges;

•	Increasing the number of 30,000 barrel liquid tank barges to be built at our shipyard in 2008 adding approximately 15% of our existing liquid tank barge barrel capacity to accommodate accelerated growth and focus on our liquids division and

•	Establishing a headquarters location in Houston, Texas for our liquids division to more directly service the majority of our primary liquids customers.

Management believes its reconditioned liquid tank barge fleet is comparable to the industry in both condition and age. In addition, we are operating in the market with scheduled barge service which provides shippers with the ability to measure “on-time” service. In 2006, the Company established a disciplined pricing and equipment allocation program in its liquids business. All new contracts feature market based pricing and stronger terms allowing us to optimize asset utilization.

The Company’s objectives are similar in the dry markets, pursuing growth that fits with our scheduled service model, while retaining existing business that fits in this model. Management believes the key to our success in the dry markets will again be driven by producing a more valuable transportation service product to compete for more new, ratable business against all other transportation modes.

As 76% of our fleet consists of covered hopper barges, historically the demand for coarse grain freight, particularly transport demand for corn, has been an important driver of our revenue. We expect grain to still be a component of our business mix for some time. But, the grain flows we expect to pursue going forward are the ratable, predictable flows. Grain that moves to new ethanol plants on the inland river system is attractive. Smaller, more targeted, export grain programs that run every week and month are attractive as they are not as susceptible to the volatile price swings and seasonal harvest cycles. The complex interrelationships of agricultural supply/demand, the weather, ocean going freight rates and other factors lead to a high degree of unattractive volatility in both demand and pricing. The Company’s service commitment is to build and maintain a covered barge fleet that handles ratable, profitable commodities. We expect that the introduction of new demand through these efforts will eventually drive our grain position down to approximately 10% of our revenue base.

As we move to replace the grain moved by barge, the Company has had some early success (now expected to approach the $50 million level in 2007) in large, ratable dry shipments with existing and new customers in the Company’s primary service lanes. Much of this new volume replaced contract volume that we chose not to renew in the fourth quarter, 2006. During the first quarter, 2007 the Company also moved our first test loads of bagged chemical products and plastic pellets; both new markets to the river. These cargoes were conversions from other modes of transportation, primarily rail. The Company expects to continue to offer these modal alternatives in chemicals as well as in new target markets such as forest products/lumber, coal/scrubber stone, energy products, and in emerging markets like municipal solid waste. Management believes that if the product moves in a truck or in a rail car, it can be moved in a barge. And if it fits our model for ratability and profitability, we expect to pursue those products.

We believe terminaling and transloading will become a more prominent part of our strategy going forward as we begin to expand our dock-to-dock offerings to include more door-to-door options. With facilities in St Louis, Memphis, New Orleans and Chicago, we believe we have a strong, strategically located core of base locations to begin to offer one-stop transportation services shopping. In fact, several of the cargo expansions in the first quarter included multi-modal solutions through our terminal locations.

Although we expect to significantly reduce our exposure to seasonal grain moves, grain is still expected to be an important commodity for us. The United States Department of Agriculture (the “USDA”) forecasted, as of the end of the first quarter, 2007, the 2006/2007 crop year corn exports of 2.25 billion bushels as compared to 2.15 billion bushels for the 2005/2006 crop year, an increase of approximately 5%. Crop years are measured from September 1 through August 31 of the next calendar year. According to USDA the total 2006/2007 corn harvest was estimated to be approximately 10.5 billion bushels, below the prior two year’s 11.1 billion and 11.8 billion bushel estimates. We believe that estimated corn harvest size and export estimates will support continuing demand for barge transportation service for export grain through the port of New Orleans. We believe given these estimates and demand and pricing in the first quarter 2007 that the peak season will be compressed and that seasonal rates will result in a full year rate approximately equal to that of 2006. Additionally, we expect to pursue the more ratable, predictable demand for grain moves to new ethanol plants on the Inland Waterways.

Over the past few years, increasing utilization of existing coal-fired power generating capacity due primarily to the 2004/2005 spike in natural gas prices, continued volatility in the price of natural gas and increasing demand for coke (used in the production of steel) have resulted in increased demand for both steam coal and metallurgical coal. According to Criton Corporation, the high spot and forward prices of natural gas and oil, increased utilization and expansion of existing coal-fired power plants, new construction of coal-fired power plants, retrofitting of existing plants for flue-gas desulphurization (FGD), strong steel demand and the weak dollar are expected to contribute to continued growth in demand for coal tonnage in domestic markets with a slight rebound in export markets in 2007. Distribution patterns will be affected by the FGD retrofitting and may negatively impact miles per trip. In addition, due to clean air laws that are resulting in the use of limestone to reduce sulfur emissions from coal-fired electricity generation, we expect to see significant increases in limestone and, to a lesser extent, gypsum movements by barge.

A combination of growth in coal demand and continued constrained rail capacity is expected to result in an increasing commitment of existing barging capacity to dedicated transport of coal, as coal-fired power plants move to ensure uninterrupted delivery of their fuel supplies. This is expected to have a secondary benefit of diverting existing barging capacity from other dry trades, particularly grain and other spot market transactions, which in turn may have a further positive effect on freight rates, in an environment of declining barge capacity.

We believe that existing capacity will continue to be retired from the barging sector. According to Informa, from 1998 to 2006 the Inland Waterways fleet size was reduced by 2,395 dry cargo barges and 99 liquid tank barges for a total reduction of 2,494 barges, or 10.8%. The 2006 year-end Inland Waterways fleet consisted of 17,885 dry cargo barges and 2,809 liquid tank barges, or a combined total of 20,694 barges. Industry data indicates that 2006 was the first year in eight that more barges were built than scrapped, with net additions of 15 liquid tank barges and 12 dry cargo barges. This overall level represents the second lowest number of barges in operation within our industry since 1992. We believe capacity will continue to be taken out of the industry as older barges reach the end of their useful lives. From an overall barge supply standpoint, we believe that approximately 25% of the industry’s existing dry cargo barges will be retired in the next five to six years. The average economic useful life of a dry cargo barge is generally estimated to be between 25 and 30 years.

Freight rates in both the dry and liquid freight markets are a function of the relationship between the amount of freight demand and the number of barges available to load freight. Notwithstanding the seasonal decreases in grain freight in the first quarter 2007, we believe the current supply/demand relationship for dry cargo freight indicates that recent improvements in sustained market freight rates will continue in the near term with the possibility of further increases in freight rates in the future if capacity continues to decline. We believe the supply/demand relationship for liquid freight will also benefit from tightened supply/demand dynamics in the industry.

We expect that we may continue to shift a larger portion of our liquid fleet business to day rate contracts, rather than affreightment contracts. Such a shift may result in a reduction in tonnage but an increase in revenues per barge as we would be paid a per diem rate regardless of the tonnage moved. We expect $240 million in contract renewals in 2007, primarily in the fourth quarter. Of the expected renewals, 56%, 21% and 23% of the renewable contracts, are one, two and three years old, respectively.

From an expense standpoint, fuel price increases may reduce profitability in two primary ways. First, contractual protection in the Company’s newest term contracts operate on a one month lag thereby exposing us to a one month delay in recovering higher prices. Some older term contracts are adjusted quarterly thus lengthening our exposure under those contracts. Second, fuel rates may move ahead of booked-forward spot market pricing. We have been changing the frequency of rate adjustments for fuel price from quarterly to monthly as we renew our contracts. Increases in wages and other expenses can also impact costs if not recoverable under contract adjustment clauses or through rates we are able to obtain in the market. We would also expect to experience continued pressure on labor rates, which we expect to defray through labor escalators contained in certain of our contracts. In the first quarter of 2007 we believe we completely recovered our fuel cost through the fuel rate adjustment clauses in our contracts and through spot rate pricing.

Manufacturing

At the end the first quarter of 2007 the Jeffboat vessel manufacturing backlog for external customers was approximately $386 million of contracted revenue with expected deliveries extending into the second half of 2008, a decrease of approximately $21 million from the end of 2006. All of the contracts in the backlog contain steel price adjustments. The actual price of steel at the time of construction may result in contract prices that are greater than or less than those used to calculate the backlog at the end of the first quarter of 2007. We have intentionally limited our booking of new business for 2009 and beyond to maintain the flexibility of our capacity in order to allow diversification of our portfolio to other products beyond inland river barges. All of the contracts booked during 2006 and 2007 are expected to exceed our minimum acceptable operating margin when they enter production. This backlog excludes our planned construction of internal replacement barges. In the first quarter of 2007 and 2006 respectively internal manufacturing and repair revenue for our transportation segment, which is eliminated in consolidation, represented 1.1% and 49.1% of Jeffboat’s revenue. For the full year 2007, we expect internal revenue to be approximately 15% of Jeffboat’s gross revenue compared to 27% for the full 2006 year.

Recent Developments

Manufacturing.  On April 11, 2007, Jeffboat announced that it secured a more than $15 million contract with Andrie Inc. to build an ABS classed 50,000 barrel, double-skinned tank barge. Construction will start in 2007 for scheduled delivery in 2009. The contract also includes an option for a comparable barge which can be exercised by March 1, 2009, with delivery to occur within 18 months thereafter.

AMERICAN COMMERCIAL LINES INC.

OPERATING RESULTS BY BUSINESS SEGMENT
Quarter Ended March 31, 2007 as compared with Quarter Ended March 31, 2006

				% of Consolidated
				Revenue
	Quarter Ended March 31,			1st Quarter
	2007	2006	Variance	2007	2006

REVENUE
Transportation	$176,129	$171,747	$4,382	77.2%	87.0%
Manufacturing (external and internal)	52,680	50,519	2,161	23.1%	25.6%
Intersegment manufacturing elimination	(565)	(24,791)	24,226	(0.3)%	(12.6)%

Consolidated Revenue	228,244	197,475	30,769	100.0%	100.0%
OPERATING EXPENSE
Transportation	157,763	149,744	8,019
Manufacturing (external and internal)	50,523	43,501	7,022
Intersegment manufacturing elimination	(413)	(20,144)	19,731

Consolidated Operating Expense	207,873	173,101	34,772	91.1%	87.7%
OPERATING INCOME
Transportation	18,366	22,003	(3,637)
Manufacturing (external and internal)	2,157	7,018	(4,861)
Intersegment manufacturing elimination	(152)	(4,647)	4,495

Consolidated Operating Income	20,371	24,374	(4,003)	8.9%	12.3%
Interest Expense	3,181	4,776	(1,595)
Debt Retirement Expenses	21,749	—
Other (Income)	(2,855)	(1,242)	(1,613)

Income Before Income Taxes	(1,704)	20,840	(22,544)
Income Taxes (Benefit)	(638)	8,042	(8,680)

(Loss) Income from Continuing Operations	(1,066)	12,798	(13,864)
Discontinued Operations, Net of Income Taxes	(46)	(1,650)	1,604

Net (Loss) Income	$(1,112)	$11,148	$(12,260)

Domestic Barges Operated (average of period beginning and end)	2,953	3,174	(221)
Revenue per Domestic Barge Operated (Actual)	$59,644	$54,111	$5,533

RESULTS OF OPERATIONS

Quarter ended March 31, 2007 comparison to quarter ended March 31, 2006

Revenue.  Consolidated revenue increased by $30.8 million or 15.6% to $228.2 million.

Transportation revenue increased $4.4 million primarily due to higher charter/day rate, scrapping, demurrage and towing partially offset by lower affreightment revenue. Higher rates on contracts for bulk and liquids was almost completely offset in the quarter by declines in spot rates, while ton-mile volume declined by 5.3% or $11.3 million in the quarter. The volume decline can be attributed to lower carryover grain demand in 2007 compared to 2006 as a result of the 2005 hurricane season and to more typical weather and operating conditions in 2007 with 20-25 days of ice closure of the northern sections of the Inland Waterway and fog in the Gulf compared with very favorable conditions in 2006.

Revenue per barge operated for the first quarter of 2007 increased 10.2% to $59,644 from $54,111 for the first quarter of 2006. Average fuel neutral rates per ton-mile for dry cargo freight and liquid cargo freight increased approximately 1.8% and 16.2% respectively for the first quarter of 2007 as compared to the first quarter of 2006. On a blended basis, average fuel neutral rates per ton-mile increased 2.8% with lower spot rates offsetting term contract increases in the quarter. Gross liquid volume under affreightment contracts was down in the quarter but was largely offset by increased revenue from charter/day rate contracts. On average, these contracts covered 32 more liquid tank barges in 2007 than in the comparable period of 2006. Charter and day rate revenue was up $5.0 million or 61% over the first quarter 2006. Liquid demand continues to be strong led by petro-chemical and refined product markets. Overall volume increases in the market included increased volumes of ethanol and bio-diesel, which has led to customers entering day rate contracts to ensure that their logistics requirements are met. Dry volume of coal increased but was more than offset by declines in bulk cargoes and grain, the latter of which benefited in the prior year from the carryover demand from the 2005 hurricane season and from the ocean freight spread which favored grain exportation from the central Gulf over the Pacific Northwest and from the reduction of exports by China. Delayed start up of north-bound fertilizer shipments in 2007 also impacted the quarter.

Manufacturing segment revenue from sales to third parties increased $26.4 million over the first quarter of 2006. In the quarter, 82 dry barges and 7 liquid barges were sold compared to 52 dry and 2 liquid in the first quarter 2006. No barges were produced for the transportation segment in 2007 compared to 11 dry and 15 liquid barges in the prior year’s quarter.

Operating Expense.  Consolidated operating expense increased by 20.1% to $207.9 million.

Transportation segment expenses increased 5.4%, or $8.0 million, primarily due to $6.2 million in higher material, supplies and other, and $4.1 million in higher labor costs, offset by $4.3 million lower fuel and fuel tax expense. Higher selling, general and administrative expense, rent and depreciation also contributed to the increase. The decrease in fuel expense was driven by an 8 cent per gallon price decrease and 1.1 million less gallons consumed. The increase in materials, supplies and other expense was driven by higher expenses for boats and crews chartered ($2.5 million), higher boat and barge repairs ($2.1 million), barge scrapping costs ($1.1 million) and training expenses ($1.1 million) partially offset by lower external towing costs.

Manufacturing operating expenses increased 114.5%, or $26.8 million primarily due to the higher number of barges sold externally. In the current quarter, 89 barges were sold to third parties versus 54 in the prior year quarter. Gross margins declined from 14.3% to 5.6% due to labor inefficiencies related to welding conditions during the winter’s cold, training of over 150 new employees, continued assimilation of the 2006 structural changes in the shipyard and the impact of labor negotiations and the vote on the new labor contract.

Operating Income.  Operating income declined by $4.0 million to $20.4 million. Operating income, as a percent of consolidated revenue, declined to 8.9% compared to 12.3% in the first quarter of the prior year.

The operating ratio in the transportation segment was 89.6% compared to 87.2% in 2006. In the transportation segment, as a percentage of segment revenue, labor and fringe benefits and material, supplies and other were 14.3% and 35.1% respectively of revenue compared to 12.2% and 32.4% in the prior year quarter, increasing $10.3 million in dollar terms. Depreciation and amortization increased $0.5 million over the prior year quarter. Fuel costs decreased to 19.3% of revenue compared to 21.9% in the prior year quarter. Despite increasing in dollar terms selling, general and administrative expenses increased only 0.2% as a percentage of segment revenue to 8.8% compared to the prior year quarter.

Manufacturing operating margins decreased from 9.2% to 3.8% in the quarter, primarily due to the labor inefficiencies discussed above, partially offset by improvement in selling, general and administrative expenses as a percentage of manufacturing revenue. The improvement in selling, general and administrative expenses as a percentage of segment revenue was primarily due to the higher level of external sales and lower bonus incentive accruals in the current year quarter.

Interest Expense.  Interest expense decreased $1.6 million to $3.2 million. The decrease was due to lower outstanding debt balances.

Debt Retirement Expenses.  Debt retirement expenses in 2007 of $21.7 million represent the tender premium and the write-off of the unamortized debt costs related to the $119.5 million of 9.5% Senior Notes that were retired in the quarter.

Income Tax Expense.  The effective rate for domestic income tax is equal to the federal and state statutory rates after considering the deductibility of state income taxes for federal income taxes. During the quarter our effective tax rate was 37.4%. The effective tax rate was 38.6% for the three months ended March 31, 2006. The higher rate in the prior year quarter was primarily due to the expected full year effective rate utilized in that quarter.

Discontinued Operations, Net of Taxes.  Net loss from discontinued operations decreased due to the disposal in the second and fourth quarters of 2006 of international operations which typically incurred losses in the first quarter on an operating basis.

Net Loss.  The Net Loss in the current year quarter was driven by Debt Retirement Expenses in excess of the other items discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Our funding requirements include capital expenditures (including new barge purchases), vessel and barge fleet maintenance, interest payments and other working capital requirements. Our primary sources of liquidity are cash generated from operations, borrowings under the asset based revolver (and, subsequent to the end of the first quarter, by the secured cash flow revolver which replaces the asset based revolver) and, to a lesser extent, barge scrapping activity and cash proceeds from the sale of non-core assets. We expect that our sources of liquidity will be sufficient to meet planned capital expenditures, working capital and other cash requirements during 2007.

Our cash operating costs consist primarily of purchased services, materials and repairs, fuel, labor and fringe benefits (all of these presented as Cost of Sales on the condensed consolidated income statements), and selling, general and administrative costs.

Capital expenditures are a significant use of cash in our operations totaling $6.6 million in the quarter ended March 31, 2007. Capital is expended primarily to fund the building of new barges to replace retiring barges, to increase the useful life or enhance the value of towboats and barges and to replace or improve equipment used in manufacturing or other lines of business. We also invested $15.4 million in the quarter in capital and other assets acquired from the McKinney companies. We expect total non-acquisition expenditures for property and equipment to be approximately $80.0 to $85.0 million in 2007, including approximately $40 million for the replacement of older tank and dry cargo barges with new barges. Acquisition spending is incremental to this expectation. Other capital expenditures are made for vessel and facility improvements and maintenance that extend the useful life or enhance the function of our assets. Sources of funding for these capital expenditures and other investments include cash flow from operations, borrowings under the asset based revolver (and, subsequent to the end of the first quarter, by the secured cash flow revolver which replaces the asset based revolver) and, to a lesser extent, proceeds from barge scrapping activities.

Our Indebtedness

As of March 31, 2007, we had total indebtedness of $164.9 million. This included $164.8 million drawn under the asset based revolver and $0.1 million in capital lease obligations. During the quarter advances on the asset based revolver were used to fund the redemption of all outstanding 9.5% Senior Notes and the tender premium on those Notes. The outstanding capital lease obligations were included in other current liabilities on the condensed consolidated statement of financial position as of March 31, 2007.

Under the October 13, 2005 amendment to the asset based revolver, interest rates vary based on a quarterly determination of the Company’s consolidated senior leverage ratio, as defined by the agreement. Based on the calculation for the rolling twelve months ended March 31, 2007 the LIBOR margin that the Company was obligated to pay on borrowings under the agreement was 100 basis points, which represents the lowest pricing tier in the agreement. This pricing tier has remained in effect since that date.

On April 27, 2007 the Company entered into an agreement which provides for a five-year $400 million credit facility. The new cash flow credit facility replaces the existing $250 million asset based revolver that was enterered into on February 11, 2005. Under the new loan agreement the Company has an option to increase the size of the credit facility, subject to obtaining additional lender commitments up to an additional $200 million to a total facility size of $600 million. The new credit facility contains less restrictive covenants, particularly as to potential acquisitions. The new credit facility bears interest at LIBOR plus 62.5 basis points, which is about 40 basis points less than the asset based revolver in place at March 31, 2007. The interest rate on the new credit facility is subject to adjustment based on changes in the total leverage ratio as specified in the credit agreement.

Net Cash, Capital Expenditures and Cash Flow

Net cash used in operating activities was $6.0 million in the three months ended March 31, 2007 as compared to net cash provided by operating activities of $15.9 million in the three months ended March 31, 2006. The decrease between years was due to the negative impact of working capital changes. With regard to those changes, the associated increase in current assets relates primarily to higher work in process inventories along with greater steel deposits for our shipyard, both of which are driven by higher production levels. The decrease in current liabilities in the current year results primarily from the payment of cash incentives in the first quarter of 2007 which had been accrued at year end 2006.

Net cash used in investing activities was $19.5 million in the three months ended March 31, 2007 and $24.9 million in the three months ended March 31, 2006. Capital expenditures were $6.6 million and $24.9 million in the three months ended March 31, 2007 and 2006, respectively. Capital expenditures in 2007 included $3.0 million primarily for marine equipment maintenance. Remaining capital was spent on facility improvements and software. Investing activities also included the $15.5 million cash purchase price related to the acquisition of towboats from the McKinney companies. These investing outlays were offset by proceeds of $3.3 million on asset dispositions, primarily barges sold to third parties to be scrapped. A gain on these disposals of $1.6 million was recorded in 2007 and is included in Other, Net in our condensed consolidated income statement. Proceeds from property dispositions were $0.2 million in the three months ended March 31, 2006.

Net cash provided by financing activities was $23.5 million in the three months ended March 31, 2007 and $5.9 million in the three months ended March 31, 2006. Cash used in 2007 resulted from repayment of the face amount of the Senior Notes plus the associated tender premium, a reduction in outstanding checks, and for the acquisition of treasury stock. Cash provided in 2007 was $164.8 million from borrowings under our revolving credit agreement, $1.8 million from the exercise of share-based compensation and $9.7 million related to the tax deduction for the excess benefit related to share-based compensation. In 2006 borrowings under the asset based revolver of $15.7 million funded a reduction of outstanding checks of $9.5 million. The tax benefit of share-based compensation and the acquisition of Treasury Stock through the cashless exercise provisions of our share-based compensation programs essentially offset each other in 2006.

CHANGES IN ACCOUNTING STANDARDS

As of the beginning of 2007 we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 requires that we recognize in our financial statements the impact of tax positions if those positions are more likely than not of being sustained on audit, based on the technical merits of the positions. There was no cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings, due primarily to fresh start accounting for tax purposes adopted upon the emergence of the Company’s predecessor from bankruptcy in January, 2005. The Company currently has no unrecorded tax benefits. The Company also has no amounts accrued for interest and penalties at this time. Tax years 2005 and forward remain open to examination by the major taxing jurisdictions to which we are subject.

In September 2006, the FASB issued Statement 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of the provisions of SFAS 157.

In February 2007, the FASB issued Statement 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 allows entities to voluntarily choose, at specified election dates, to measure many financial assets and financial liabilities (as well as certain non-financial instruments that are similar to financial instruments) at fair value (the “fair value option”). The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, SFAS 159 specifies that all subsequent changes in fair value for that instrument shall be reported in earnings. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Earlier adoption of the SFAS 159 is permitted as of the beginning of an entity’s fiscal year, provided the choice to early adopt is made within 120 days of the beginning of the fiscal year of adoption and the entity has not yet issued financial statements for any interim period of that fiscal year. In addition, in order to early adopt SFAS 159, an entity must also adopt all of the requirements of SFAS 157, as of the adoption date (or earlier). We have not yet adopted SFAS 157 and, therefore, are not eligible to early adopt SFAS 159. We are currently evaluating the impact of the provisions of SFAS 159.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect our reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses for the same period. Actual results could differ from those estimates. Some of the significant estimates underlying these financial statements include reserves for doubtful accounts, obsolete and slow moving inventories, amounts of pension and post-retirement liabilities, incurred but not reported medical claims, insurance claims receivables, deferred tax liabilities, assets held for sale, environmental liabilities, valuation allowances related to deferred tax assets, expected forfeitures of share-based compensation, liabilities for unbilled harbor and towing services and depreciable lives of long-lived assets. No significant changes have occurred in these policies which are more fully described in the Company’s filing on Form 10-K for the year ended December 31, 2006. Operating results for the interim periods presented herein are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. Our quarterly revenues and profits historically have been lower during the first six months of the year and higher in the last six months of the year due primarily to the timing of the North American grain harvest.

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. As such, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The condensed consolidated balance sheet as of December 31, 2006 has been derived from the audited consolidated balance sheet at that date. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

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

Fuel Price Risk

For the quarter ended March 31, 2007, fuel expenses represented approximately 19.3% of our operating expenses. A one cent per gallon rise in fuel price would increase our annual operating expense by approximately $.08 million. We mitigate our fuel price risk through contract adjustment clauses in our term contracts. Contract adjustments are deferred either one quarter or one month, depending primarily on the age of the term contract. We have been increasing the frequency of contract adjustments to monthly as contracts come up for renewal to further limit our exposure.

Interest Rate and Other Risks

At March 31, 2007, we had $164.8 million of floating rate debt outstanding, which represented the outstanding balance of the asset based revolver. If interest rates on our floating rate debt increase significantly, our cash flows could be reduced, which could have a material adverse effect on our business, financial condition and results of operations. A 100 basis point increase in interest rates would increase our cash interest expense by approximately $1.6 million annually. At March 31, 2007 the Company had only floating rate debt.

Foreign Currency Exchange Rate Risks

The Company currently has no significant exposure to foreign currency exchange risk.

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

Environmental Litigation.  As of March 31, 2007, we were involved in the following matters relating to the investigation or remediation of locations where hazardous materials have or might have been released or where we or our vendors have arranged for the disposal of wastes. These matters include situations in which we have been named or are believed to be “potentially responsible parties” under CERCLA or state laws or OPA 90 in connection with contamination of these sites. As of March 31, 2007, we had reserves totaling approximately $0.05 million, collectively, for these environmental matters.

•	Barge Cleaning Facilities, Port Arthur, Texas. American Commercial Barge Line LLC received notices from the U.S. EPA in 1999 and 2004 that it is a potentially responsible party at the State Marine of Port Arthur and the Palmer Barge Line Superfund Sites in Port Arthur, Texas with respect to waste from barge cleaning at the two sites in the early 1980s. With regard to the Palmer Barge Line Superfund Site, in 2006 the U.S. EPA requested that American Commercial Barge Line LLC enter into a consent decree for past and future cleanup. We cannot quantify the exposure, if any, that the Company may encounter as a result of the notice, nor the request for the consent decree.

•	PHI/ Harahan Site, Harahan, Louisiana. We have been contacted by the State of Louisiana in connection with the investigation and cleanup of diesel and/or jet fuel in soil at this site. We believe contamination may have been caused by a tenant on the property and have so notified the regulatory authorities. In November 2006, the State of Louisiana notified us that we should proceed with our earlier-submitted investigation work plan. We do not know what level of fuel may be discovered in this investigation or whether cleanup will be required. We have paid approximately $0.02 million in consultant fees related to investigation at this site. We have reserved $0.05 million for the investigation work plan that is scheduled for completion in 2007.

ITEM 1A.	RISK FACTORS

Set forth below is a detailed discussion of risks related to our industry and our business. In addition to the other information in this document, you should consider carefully the following risk factors. Any of these risks or the occurrence of any one or more of the uncertainties described below could have a material adverse effect on our financial condition and the performance of our business.

RISKS RELATED TO OUR INDUSTRY

Freight transportation rates for the Inland Waterways fluctuate from time to time and may decrease.

Freight transportation rates fluctuate from season-to-season and year-to-year. Levels of dry and liquid cargo being transported on the Inland Waterways vary based on several factors, including global economic conditions and business cycles, domestic agricultural production and demand, international agricultural production and demand, and foreign exchange rates. Additionally, fluctuation of ocean freight rate spreads between the Gulf of Mexico and the Pacific Northwest affects demand for barging on the Inland Waterways. Grain, particularly corn for export, has been a significant part of our business. Since the beginning of 2006, all of our grain has been transported on spot market contracts. Spot grain contracts are normally priced at, or near, the quoted tariff rates in effect for the river segment of the move. Though spot rates, on average, have increased in each of the last five years, they also vary widely from quarter-to-quarter and could decline overall.

Such a decline, combined with an inability to profitably convert this business to term contracts, could negatively impact our business. The number of barges and towboats available to transport dry and liquid cargo on the Inland Waterways also varies from year-to-year as older vessels are retired and new vessels are placed into service. The resulting relationship between levels of cargoes and vessels available for transport affects the freight transportation rates that we are able to charge. Significant periods of high vessel availability relative to cargo demand could adversely affect demand for our services and the rates we are able to charge.

An oversupply of barging capacity may lead to reductions in freight rates.

Our industry has previously suffered from an oversupply of barges relative to demand for barging services. Such oversupply may recur due to a variety of factors, including a drop in demand, overbuilding and a delay in scrapping of barges approaching the end of their useful economic lives. Calendar year 2006 was the first year in eight years that more barges were built than scrapped. We believe that approximately 25% of the industry’s existing dry barge fleet will need to be retired due to age over the next six years, which we believe will continue to constrain barge capacity. If an oversupply of barges were to occur, it could take several years before supply growth matches demand. Such oversupply could lead to reductions in the freight rates that we are able to charge.

Yields from North American and worldwide grain harvests could materially affect demand for our barging services

Demand for dry cargo barging in North America is affected significantly by the volume of grain exports flowing through ports in the Gulf of Mexico. The volume of grain exports can vary due to, among other things, crop harvest yield levels in the United States and abroad. Overseas grain shortages increase demand for U.S. grain, while worldwide over-production decreases demand for U.S. grain. Other factors, such as domestic ethanol demand and overseas market acceptance of genetically altered products, may also affect demand for U.S. grain. Fluctuations in demand for U.S. grain exports can lead to temporary barge oversupply, which in turn leads to reduced freight rates. We cannot assure that historical levels of U.S. grain exports will be maintained in the future.

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

For the year ended December 31, 2006, fuel expenses represented approximately 20.1% of our operating expenses in the transportation segment. Fuel prices are subject to fluctuation as a result of domestic and international events. Generally, our term contracts contain provisions that allow us to pass along a significant portion of any fuel expense increase to our customers, thereby reducing, but not eliminating, our fuel price risk. Fuel price is a key variable in spot market pricing. Recent spot market pricing has provided us with recovery of fuel price increases.

We are subject to adverse weather and river conditions.

Our barging operations are affected by weather and river conditions. Varying weather patterns can affect river levels and cause ice to form in certain river areas of the United States. For example, the Upper Mississippi River closes annually from approximately mid-December to mid-March, and ice conditions can hamper navigation on the upper reaches of the Illinois River during the winter months. During hurricane season in the summer and early fall, we may be subject to revenue loss, business interruptions and equipment and facilities damage, particularly in the Gulf region. In addition, adverse river conditions can affect towboat speed, tow size and loading drafts and can delay barge movements. Terminals may also experience operational interruptions as a result of weather or river conditions.

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

The domestic barging industry is subject to various laws and regulations, including international treaties, conventions, national, state and local laws and regulations and the laws and regulations of the flag nations of vessels, all of which are subject to amendment or changes in interpretation. In addition, various governmental and quasi-governmental agencies require barge operators to obtain and maintain permits, licenses and certificates respecting their operations. Any significant changes in laws or regulations affecting the inland barge industry, or in the interpretation thereof, could cause us to incur significant expenses. Recently enacted regulations call for increased inspection of towboats. Interpretation of the new regulations could result in boat delays and could significantly increase maintenance and upgrade costs for our boat fleet. Furthermore, failure to comply with current or future laws and regulations may result in the imposition of fines and/or restrictions or prohibitions on our ability to operate.

Though we work actively with regulators at all levels to avoid inordinate impairment of our continuing operations, regulations and their interpretations may ultimately have a negative impact on the industry. Regulation, such as the Transportation Worker Identification Credential provisions of the recently passed Homeland Security legislation, could have an abrupt impact on the ability of domestic ports to efficiently move cargoes. This could ultimately slow operations and increase costs.

The Jones Act restricts foreign ownership of our stock, and the repeal, suspension or substantial amendment of the Jones Act could increase competition on the Inland Waterways and have a material adverse effect on our business.

The Jones Act requires that, to be eligible to operate a vessel transporting non-proprietary cargo on the Inland Waterways, the company that owns the vessel must be at least 75% owned by U.S. citizens at each tier of its ownership. The Jones Act therefore restricts, directly or indirectly, foreign ownership interests in the entities that directly or indirectly own the vessels which we operate on the Inland Waterways. If we, at any point, cease to be 75% owned by U.S. citizens, we may become subject to penalties and risk forfeiture of our Inland Waterways operations. As of March 31, 2007, we are approximately 97% domestically owned.

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

The average life expectancy of a dry cargo barge is 25 to 30 years. We anticipate that without further investment and repairs, by the end of 2010, more than one third of our current dry cargo barges will have reached the end of their economic useful lives. Once barges begin to reach 25 years of age, the cost to maintain and operate them may be so high that it is more economical for the barges to be scrapped. If such barges are not scrapped, additional operating costs to repair and maintain the barges would likely reduce cash flows and earnings. If such barges are scrapped and not replaced, revenue, earnings and cash flows may decline. Though we anticipate future capital investment in dry cargo barges, because of uncertainties related to financing, timing and shipyard availability we may choose not to replace all barges that we normally scrap. If such barges are replaced, significant capital outlays would be required. If the number of barges declines over time, our ability to maintain our hauling capacity will be decreased unless we can increase the utilization of the fleet. If these increases in utilization are not achieved, revenue, earnings and cash flow could decline.

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

Our plans for our transportation business capital investment and organic growth are predicated on efficiency improvements which we expect to achieve through a variety of initiatives including reduction in stationary days, better power utilization, and improved fleeting, among others. We may not ultimately be able to drive efficiency to the level to achieve our current forecast of tonnage without investing additional capital or incurring additional costs.

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

As of March 31, 2007, approximately 950 domestic employees are represented by unions. Most of these domestic unionized employees (approximately 930) are represented by General Drivers, Warehousemen and Helpers, Local Union No. 89, affiliated with the International Brotherhood of Teamsters, Chauffeurs, Warehousemen and Helpers of America (“Teamsters”), at our Jeffboat shipyard facility under a three year collective bargaining agreement that expires in April 2010. Our remaining domestic unionized employees (approximately 20 individuals) are represented by the International Union of United Mine Workers of America, District 12-Local 2452 at American Commercial Terminals in St. Louis, Missouri under a collective bargaining agreement that expires in November 2007. Although we believe that our relations with our employees and with the recognized labor unions are generally good, we cannot assure that we will not be subject to work stoppages or other labor disruption in the future.

The loss of key personnel, including highly skilled and licensed vessel personnel, could adversely affect our business.

We believe that our ability to successfully implement our business strategy and to operate profitably depends on the continued employment of our senior management team and other key personnel, including highly skilled and licensed vessel personnel. Specifically, experienced vessel operators, including captains, are not quickly replaceable and the loss of high-level vessel employees over a short period of time could impair our ability to fully man all of our vessels. If key employees depart, we may have to incur significant costs to replace them. Our ability to execute our business model could be impaired if we cannot replace them in a timely manner. Therefore, any loss or reduction in the number of such key personnel could adversely affect our future operating results.

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

A release or threatened release of hazardous substances or wastes, or other pollutants into the environment at or by our facilities, properties or vessels, as the result of our current or past operations, or at a facility to which we have shipped wastes, or the existence of historical contamination at any of our properties, could result in a material liability to us. We conduct loading and unloading of dry commodities, liquids and scrap materials in and near waterways. Such operations present a potential that some such material might be spilled or otherwise released into the environment, thus exposing us to potential liability.

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

As of March 31, 2007, we had reserves totaling approximately $0.05 million dollars for environmental matters. Any cash expenditures required to comply with applicable environmental laws or to pay for any remediation efforts will not be reduced or otherwise affected by the existence of the environmental reserves. Our environmental reserves may not be adequate to cover our future costs related to the sites associated with the environmental reserves, and any significant additional costs could adversely affect our financial condition. The discovery of additional sites, the modification of existing laws or regulations or the promulgation of new laws or regulations, more vigorous enforcement by regulators, the imposition of joint and several liability under CERCLA or analogous state laws or OPA 90 and other unanticipated events could also result in a material adverse effect.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company’s American Commercial Lines Inc. Equity Award Plan for Employees, Officers and Directors (“Equity Award Plan”) permits the netting of common stock upon vesting of restricted stock awards to satisfy individual tax withholding requirements. During the quarter ended March 31, 2007, the Company redeemed such shares as presented in the table below.

	Total Number of Shares	Weighted-
	Redeemed to Satisfy	Average Fair	Total Number of Shares	Maximum Number of
	Employee Tax	Market Value	Purchased as Part of	Shares that May Yet Be
	Withholding	Per Share	Publicly Announced	Purchased Under the
Period	Requirements	Redeemed	Plans or Programs	Plans or Programs

January 2007	88,062	$34.09	N/A	N/A
February 2007	14,302	$39.02	N/A	N/A
March 2007	14,071	$36.05	N/A	N/A

Total	116,435	$34.93	N/A	N/A

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS.

Exhibit
No.	Description

4.1	Second Supplemental Indenture, dated as of January 30, 2007 to the Indenture dated February 11, 2005, as supplemented, among American Commercial Lines LLC, ACL Finance Corp., the guarantors named therein and the Wilmington Trust Company, as Trustee (Incorporated by reference to Exhibit 4.1 to the Current Report of American Commercial Lines Inc. on Form 8-K (File No. 000-51562) filed with the Securities and Exchange Commission on February 2, 2007).
10.1	2007 Executive Annual Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Current Report of American Commercial Lines Inc. on Form 8-K (File No. 000-51562) filed with the Securities and Exchange Commission on January 19, 2007.
31.1	Certification by Mark R. Holden, Chief Executive Officer, required by Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	Certification by Christopher A. Black, Chief Financial Officer, required by Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1	Certification by Mark R. Holden, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.
32.2	Certification by Christopher A. Black, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.

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
Christopher A. Black
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: May 8, 2007

INDEX TO EXHIBITS

Exhibit
No.	Description

4.1	Second Supplemental Indenture, dated as of January 30, 2007 to the Indenture dated February 11, 2005, as supplemented, among American Commercial Lines LLC, ACL Finance Corp., the guarantors named therein and the Wilmington Trust Company, as Trustee (Incorporated by reference to Exhibit 4.1 to the Current Report of American Commercial Lines Inc. on Form 8-K (File No. 000-51562) filed with the Securities and Exchange Commission on February 2, 2007).
10.1	2007 Executive Annual Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Current Report of American Commercial Lines Inc. on Form 8-K (File No. 000-51562) filed with the Securities and Exchange Commission on January 19, 2007.
31.1	Certification by Mark R. Holden, Chief Executive Officer, required by Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	Certification by Christopher A. Black, Chief Financial Officer, required by Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1	Certification by Mark R. Holden, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.
32.2	Certification by Christopher A. Black, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.