Form 10-Q
period 2007-06-30
AMERICAN COMMERCIAL LINES INC.
filed 2007-08-07
CIK 1324479

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30. 2007
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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☑     No ☐

As of July 20, 2007, there were 54,373,252 shares of the registrant’s common stock, par value $.01 per share, issued and outstanding.

AMERICAN COMMERCIAL LINES INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AMERICAN COMMERCIAL LINES INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS

	Quarter Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Unaudited)
	(In thousands, except shares and per share amounts)

Revenues
Transportation	$185,869	$184,622	$361,998	$356,369
Manufacturing	75,345	28,001	127,460	53,729

Revenues	261,214	212,623	489,458	410,098

Cost of Sales
Transportation	158,462	141,644	299,066	276,684
Manufacturing	70,355	25,114	119,568	47,154

Cost of Sales	228,817	166,758	418,634	323,838

Gross Profit	32,397	45,865	70,824	86,260
Selling, General and Administrative Expenses	18,407	15,263	34,838	31,342

Operating Income	13,990	30,602	35,986	54,918

Other Expense (Income)
Interest Expense	2,818	4,932	5,999	9,708
Debt Retirement Expenses	2,189	50	23,938	50
Other, Net	(491)	(989)	(1,721)	(2,289)

Other Expenses	4,516	3,993	28,216	7,469

Income from Continuing Operations Before Income Taxes	9,474	26,609	7,770	47,449
Income Taxes	3,574	9,909	2,936	17,951

Income from Continuing Operations	5,900	16,700	4,834	29,498
Discontinued Operations, Net of Income Tax	(3)	1,004	(49)	(646)

Net Income	$5,897	$17,704	$4,785	$28,852

Basic Earnings Per Common Share:
Income from continuing operations	$0.10	$0.28	$0.08	$0.49
Income (loss) from discontinued operations, net of tax	—	0.01	—	(0.01)

Basic Earnings Per Common Share	$0.10	$0.29	$0.08	$0.48

Earnings Per Common Share — Assuming Dilution:
Income from continuing operations	$0.09	$0.27	$0.08	$0.47
Income (loss) from discontinued operations, net of tax	—	0.01	—	(0.01)

Earnings Per Common Share — Assuming Dilution	$0.09	$0.28	$0.08	$0.46

Weighted Average Shares Outstanding
Basic	61,349,569	60,711,520	61,349,190	60,590,654

Diluted	62,645,171	62,786,662	62,858,400	62,644,890

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN COMMERCIAL LINES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2007	2006
	(Unaudited)
	(In thousands, except shares and per share amounts)

ASSETS
Current Assets
Cash and Cash Equivalents	$110	$5,113
Accounts Receivable, Net	101,086	102,228
Inventory	64,429	61,504
Deferred Tax Asset	18,992	2,355
Assets Held for Sale	325	406
Other Current Assets	27,829	25,579

Total Current Assets	212,771	197,185
Properties, Net	471,066	455,710
Investment in Equity Investees	3,963	3,527
Other Assets	18,849	14,581

Total Assets	$706,649	$671,003

LIABILITIES
Current Liabilities
Accounts Payable	$32,597	$53,607
Bank Overdraft	14,575	—
Share Repurchase Settlement Payable	56,445	—
Accrued Payroll and Fringe Benefits	15,665	28,267
Deferred Revenue	20,412	16,803
Accrued Claims and Insurance Premiums	17,562	15,754
Accrued Interest	836	4,466
Customer Deposits	8,587	9,145
Other Liabilities	28,543	24,892

Total Current Liabilities	195,222	152,934
Long Term Debt	231,100	119,500
Pension Liability	17,194	16,026
Deferred Tax Liability	21,481	14,014
Other Long Term Liabilities	9,621	9,876

Total Liabilities	474,618	312,350

STOCKHOLDERS’ EQUITY
Common stock; authorized 250,000,000 shares at $.01 par value; 62,547,240 and 61,883,556 shares issued and outstanding as of June 30, 2007 and December 31, 2006, respectively	626	619
Treasury Stock 5,973,588 and 172,320 shares at June 30, 2007 and December 31, 2006, respectively	(151,280)	(3,207)
Other Capital	276,068	259,409
Retained Earnings	108,850	104,065
Accumulated Other Comprehensive Loss	(2,233)	(2,233)

Total Stockholders’ Equity	232,031	358,653

Total Liabilities and Stockholders’ Equity	$706,649	$671,003

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN COMMERCIAL LINES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CASH FLOWS

	Six Months Ended June 30,
	2007	2006
	(Unaudited)
	(In thousands)

OPERATING ACTIVITIES
Net Income	$4,785	$28,852
Adjustments to Reconcile Net Income to Net Cash Provided by (Used in) Operating Activities:
Depreciation and Amortization	24,765	24,484
Debt Retirement Expenses	23,938	50
Debt Issuance Cost Amortization	216	512
Deferred Taxes	7,467	5,169
(Gain) Loss on Property Dispositions	(1,584)	46
Share-Based Compensation	3,730	2,561
Other Operating Activities	561	1,529
Changes in Operating Assets and Liabilities:
Accounts Receivable	1,081	(10,175)
Inventory	(727)	(20,355)
Accrued Interest	(3,630)	25
Other Current Assets	(1,033)	(8,614)
Accounts Payable	(13,127)	(4,477)
Other Current Liabilities	(20,284)	21,079

Net Cash Provided by Operating Activities before Reorganization Items	26,158	40,686
Reorganization Items Paid	(33)	(325)

Net Cash Provided by Operating Activities	26,125	40,361
INVESTING ACTIVITIES
Property Additions	(31,099)	(46,317)
McKinney Acquisition	(15,574)	—
Investment in Summit Contracting	(6,132)	—
Proceeds from Property Dispositions	4,242	170
Other Investing Activities	(2,095)	(1,184)

Net Cash Used in Investing Activities	(50,658)	(47,331)
FINANCING ACTIVITIES
Revolving Credit Facility Borrowings	231,100	15,300
2015 Senior Note Repayments	(119,500)	(500)
Tender Premium Paid	(18,390)	—
Outstanding Checks	6,692	(10,873)
Debt Costs	(1,309)	(13)
Tax Benefit of Share Based Compensation	10,935	3,305
Exercise of Stock Options	2,001	623
Acquisition of Treasury Stock	(6,169)	(3,018)
Share Repurchase Program	(85,458)	—
Other Financing Activities	(372)	(5)

Net Cash Provided by Financing Activities	19,530	4,819
Net Decrease in Cash and Cash Equivalents	(5,003)	(2,151)
Cash and Cash Equivalents at Beginning of Period	5,113	13,959

Cash and Cash Equivalents at End of Period	$110	$11,808

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN COMMERCIAL LINES INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

						Accumulated
						Other
	Common Stock		Treasury	Other	Retained	Comprehensive
	Shares	Amount	Stock	Capital	Earnings	(Loss)	Total
	(Unaudited)
	(Shares and dollars in thousands)

Balance at December 31, 2006	61,711	$619	$(3,207)	$259,409	$104,065	$(2,233)	$358,653
Amortization of Restricted Stock, Stock Options, Performance Shares and Restricted Stock Units	—	—	—	3,730	—	—	3,730
Excess Tax Benefit of Share-based Compensation	—	—	—	10,935	—	—	10,935
Exercise of Stock Options	521	6	—	1,995	—	—	2,001
Issuance of Restricted Stock Units and Performances Shares	143	1	—	(1)	—	—	—
Acquisition of Treasury Stock	(177)	—	(6,169)	—	—	—	(6,169)
Share Repurchase Program	(5,624)	—	(141,904)	—	—	—	(141,904)
Net Income	—	—	—	—	4,785	—	4,785

Balance at June 30, 2007	56,574	$626	$(151,280)	$276,068	$108,850	$(2,233)	$232,031

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

The operations of the Company include barge transportation together with related port services along the inland waterways and marine equipment manufacturing. Barge transportation accounts for the majority of the Company’s revenues and includes the movement of grain, coal, steel, liquids and other bulk products in the United States. The Company has long-term contracts with many of its customers. The Company’s former operations in both Venezuela and the Dominican Republic have been classified as discontinued operations for all periods presented in these financial statements (See Note 10 — Discontinued Operations). Manufacturing of marine equipment is provided to customers in marine transportation and other related industries in the United States.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. As such, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The condensed consolidated balance sheet as of December 31, 2006 has been derived from the audited consolidated balance sheet at that date. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Some of the significant estimates underlying these financial statements include percentages of completion on certain vessels produced by the manufacturing segment, reserves for doubtful accounts, obsolete and slow moving inventories, amounts of pension and post-retirement liabilities, incurred but not reported medical claims, insurance claims receivable, deferred tax liabilities, assets held for sale, environmental liabilities, valuation allowances related to deferred tax assets, expected forfeitures of share-based compensation, liabilities for unbilled harbor and towing services and depreciable lives of long-lived assets.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim periods presented herein are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. Our quarterly revenues and profits historically have been lower during the first six months of the year and higher in the last six months of the year due primarily to the timing of the North American grain harvest and seasonal weather patterns.

During the second quarter of 2007, ocean-going vessels became a material portion of the production volume of the manufacturing segment. These vessels are significantly more expensive and take substantially longer to construct than typical barges for use on the Inland Waterway system. We use the percentage-of-completion method of recognizing revenue and expenses related to the construction of these longer-term production vessels. These vessels have expected construction periods of over 90 days in length and include ocean-going barges and towboats, which we expect to begin producing in the future. We use the completed contract method for barges built for Inland

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Waterway use which typically have construction periods of 90 days or less. Manufacturing segment revenue and cost of sales during the quarter recorded using the percentage-of-completion method were $18,625 and $17,174, respectively.

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

Per share data is based upon the average number of shares of common stock of ACL, par value one cent per share (“Common Stock”), outstanding during the relevant period. Basic earnings per share are calculated using only the average number of issued and outstanding shares of Common Stock. Diluted earnings per share, as calculated under the treasury stock method, include the average number of shares of additional Common Stock issuable for all dilutive stock options, restricted stock, restricted stock units and performance share units whether or not currently exercisable. In early 2006 and in early 2007, performance share units were issued to certain management personnel. These units contain specific long-term, performance-based criteria which must be met prior to the vesting of the awards. As of the end of the period these conditions have not yet been met. At the end of each period the cumulative performance against the long-term, performance-based criteria of each grant is evaluated based on performance to date applicable to each award. As in all periods since the 2006 award was granted, these

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

contingently issuable shares have been included in the computation of diluted earnings per share. The 2007 grant has currently been excluded from the computation of fully diluted earnings per share as performance against the long-term, performance-based criteria in that grant at the balance sheet date is currently not sufficient for vesting on the performance date. Each grant will be evaluated based on cumulative performance each quarter to determine potential inclusion in the calculation. The impact of discontinued operations (See Note 10) on basic and diluted earnings per share in all periods is presented on the face of the condensed consolidated income statements. The weighted average number of shares used in computing basic and diluted earnings per common share from continuing operations, discontinued operations and net income, as presented on the face of the condensed consolidated income statements are as follows.

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Weighted average common shares outstanding (used to calculate basic earnings per share)	61,349,569	60,711,520	61,349,190	60,590,654
Pro forma shares if all dilutive potential common shares outstanding during the period were issued	1,295,602	2,075,142	1,509,210	2,054,236
Shares used to calculate diluted EPS	62,645,171	62,786,662	62,858,400	62,644,890

Note 3.	Shareholders’ Equity

On June 7, 2007, our Board of Directors authorized share repurchases either in the open market or in private transactions of up to $200,000 of ACL’s outstanding Common Stock. Shares repurchased under the authorization between June 19, 2007 and June 30, 2007 are as summarized in the following table. All of the purchases under the authorization were made in the open market. Additionally, under the terms of the Company’s share-based compensation plans, shares of ACL Common Stock are acquired from time to time as a result of cashless exercises of share-based compensation. Shares are acquired at market value and are equal to the statutory withholding taxes applicable to the exercise.

	Number of Shares		Number of Shares		Dollar Value		Dollar Value
	Quarter Ended		Six Months Ended		Quarter Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2007	2006	2007	2006	2007	2006	2007	2006

Repurchase Plan	5,624	—	5,624	—	$141,904	$—	$141,904	$—
Cashless exercises	14	13	177	166	417	359	6,169	3,018

Total	5,638	13	5,801	166	$142,321	$359	$148,073	$3,018

Amounts in the above table include effects of $56,445 in share repurchases (2,205 shares) with trade dates prior to June 30, 2007 but settlement dates subsequent to June 30, 2007. The settlement amount payable has been recorded in the accompanying condensed consolidated balance sheet at June 30, 2007.

As of June 30, 2007, we had approximately $58,096 available for future repurchases under the authorization. In July, 2007 the remainder of the authorization was completed.

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4.	Debt

	June 30,	December 31,
	2007	2006

Bank Revolver	$231,100	$—
2015 Senior Notes	—	119,500

Long Term Debt	$231,100	$119,500

On April 27, 2007, the Company entered into an agreement which provides for a five-year $400,000 credit facility. The new bank revolver replaces the previous $250,000 asset-based revolver that was entered into on February 11, 2005. Under the new credit facility the Company has an option to increase the size of the credit facility, subject to obtaining additional lender commitments, up to an additional $200,000 to a total facility size of $600,000. The new credit facility contains less restrictive covenants, particularly as to potential acquisitions. The new credit facility bears interest at LIBOR plus 62.5 basis points, approximately 40 basis points less than the asset-based revolver in place at March 31, 2007. The interest rate on the new credit facility is subject to adjustment based on changes in the total leverage ratio as specified in the credit agreement.

Unamortized debt issuance costs related to the asset-based revolver of $2,189 were written off in the second quarter, 2007 when it was terminated and have been recorded in Debt Retirement Expenses in the condensed consolidated income statements. Total available credit as of June 30, 2007 was $166,599 based on total available credit less the outstanding revolver amount of $231,100 and outstanding letters of credit totaling $2,301 under the facility.

On January 30, 2007, holders of $119,500 or 100% of the outstanding principal amount of the Company’s 9.5% Senior Notes validly tendered their Notes and delivered consents to the proposed amendments. Holders of the Notes received, on January 31, 2007, total consideration equal to $1,153.89 per $1,000.00 principal amount of the Notes validly tendered, or 115.389% of their par value, plus accrued and unpaid interest up to, but not including, the consent date, resulting in $18,390 of Debt Retirement Expenses. Unamortized debt issuance costs of $3,359 related to the Senior Notes in other assets in the accompanying condensed consolidated balance sheet at December 31, 2006 were written off as of the date of the tender. The excess tender premium and the write-off of the debt issuance costs are recorded in Debt Retirement Expenses on the condensed consolidated income statements.

Note 5.	Inventory

Inventory is carried at the lower of cost (based on a weighted average method) or market and consists of the following:

	June 30,	December 31,
	2007	2006

Raw Materials	$19,943	$19,818
Work in Process	22,483	22,001
Parts and Supplies	22,003	19,685

	$64,429	$61,504

Note 6.	Income Taxes

Due to the tax status of the operating entities, which are each single member limited liability companies, the first tier corporate parent reports and pays all United States income taxes for the group.

The effective tax rate on income from continuing operations before income taxes approximates the U.S. federal and state statutory rates after considering the deductibility of state income taxes for federal income taxes.

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7.	Employee Benefit Plans

A summary of the Company’s pension and post-retirement plan components follows.

	Quarter Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Pension Components:
Service cost	$1,242	$1,251	$2,484	$2,502
Interest cost	2,251	2,143	4,502	4,286
Expected return on plan assets	(2,900)	(2,739)	(5,800)	(5,478)
Amortization of unrecognized losses	—	40	—	80

Net periodic benefit cost	$593	$695	$1,186	$1,390

Post-retirement Components:
Service cost	$49	$80	$98	$160
Interest cost	142	161	284	322
Amortization of net gain	(5)	—	(10)	—

Net periodic benefit cost	$186	$241	$372	$482

Note 8.	Business Segments

The Company has two reportable business segments: transportation and manufacturing. The Company’s transportation segment includes barge transportation operations and fleeting facilities that provide fleeting, shifting, cleaning and repair services at various locations along the inland waterways. The manufacturing segment manufactures marine equipment for external customers, as well as the Company’s fleet. All of the Company’s international operations are excluded from segment disclosures due to the reclassification of those operations to discontinued operations. (See Note 10).

Management evaluates performance based on several significant measures including segment earnings, which is defined as operating income. The accounting policies of the reportable segments are consistent with those described in the summary of significant accounting policies in the Company’s filing on Form 10-K for the year ended December 31, 2006. Intercompany sales are recorded at fair market value and intercompany profit is eliminated upon consolidation.

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

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Statement of Operating Income by Reportable Segment

	Reportable Segments		Intersegment
	Transportation	Manufacturing	Elimination	Total
	(Dollars in thousands)

Quarter ended June 30, 2007
Total revenue	$186,057	$81,218	$(6,061)	$261,214
Intersegment revenues	188	5,873	(6,061)	—

Revenue from external customers	185,869	75,345	—	261,214
Operating expense
Materials, supplies and other	67,932	—	—	67,932
Rent	6,264	—	—	6,264
Labor and fringe benefits	27,819	—	—	27,819
Fuel	40,372	—	—	40,372
Depreciation and amortization	11,922	—	—	11,922
Taxes, other than income taxes	4,112	—	—	4,112
Loss on disposition of equipment	41	—	—	41
Cost of goods sold	—	70,355	—	70,355

Total cost of sales	158,462	70,355	—	228,817
Selling, general & administrative	17,357	1,050	—	18,407

Total operating expenses	175,819	71,405	—	247,224

Operating income	$10,050	$3,940	$—	$13,990

Quarter ended June 30, 2006
Total revenue	$184,837	$48,142	$(20,356)	$212,623
Intersegment revenues	215	20,141	(20,356)	—

Revenue from external customers	184,622	28,001	—	212,623
Operating expense
Materials, supplies and other	60,560	—	—	60,560
Rent	5,288	—	—	5,288
Labor and fringe benefits	21,694	—	—	21,694
Fuel	38,511	—	—	38,511
Depreciation and amortization	11,431	—	—	11,431
Taxes, other than income taxes	4,173	—	—	4,173
Gain on disposition of equipment	(13)	—	—	(13)
Cost of goods sold	—	25,114	—	25,114

Total cost of sales	141,644	25,114	—	166,758
Selling, general & administrative	13,812	1,451	—	15,263

Total operating expenses	155,456	26,565	—	182,021

Operating income	$29,166	$1,436	$—	$30,602

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Statement of Operating Income by Reportable Segment (Continued)

	Reportable Segments		Intersegment
	Transportation	Manufacturing	Elimination	Total
	(Dollars in thousands)

Six Months ended June 30, 2007
Total revenue	$362,307	$133,898	$(6,747)	$489,458
Intersegment revenues	309	6,438	(6,747)	—

Revenue from external customers	361,998	127,460	—	489,458
Operating expense
Materials, supplies and other	129,715	—	—	129,715
Rent	12,237	—	—	12,237
Labor and fringe benefits	52,916	—	—	52,916
Fuel	74,391	—	—	74,391
Depreciation and amortization	23,553	—	—	23,553
Taxes, other than income taxes	7,838	—	—	7,838
Gain on disposition of equipment	(1,584)	—	—	(1,584)
Cost of goods sold	—	119,568	—	119,568

Total cost of sales	299,066	119,568	—	418,634
Selling, general & administrative	32,891	1,947	—	34,838

Total operating expenses	331,957	121,515	—	453,472

Operating income	$30,041	$5,945	$—	$35,986

Six Months ended June 30, 2006
Total revenue	$356,715	$98,661	$(45,278)	$410,098
Intersegment revenues	346	44,932	(45,278)	—

Revenue from external customers	356,369	53,729	—	410,098
Operating expense
Materials, supplies and other	116,174	—	—	116,174
Rent	10,507	—	—	10,507
Labor and fringe benefits	42,659	—	—	42,659
Fuel	76,105	—	—	76,105
Depreciation and amortization	22,542	—	—	22,542
Taxes, other than income taxes	8,652	—	—	8,652
Loss on disposition of equipment	45	—	—	45
Cost of goods sold	—	47,154	—	47,154

Total cost of sales	276,684	47,154	—	323,838
Selling, general & administrative	28,574	2,768	—	31,342

Total operating expenses	305,258	49,922	—	355,180

Operating income	$51,111	$3,807	$—	$54,918

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9.	Acquisitions and Dispositions

On February 28, 2007, the Company purchased twenty towboats and related equipment and supplies from the McKinney group of companies (“McKinney”) for $15,574 in cash. The transaction doubled the size of ACL’s Gulf-region towboat fleet. In addition, subsequent to the asset acquisition the Company was able to hire the majority of the experienced McKinney pilots and crew to staff the vessels. The McKinney companies, which include McKinney Towing Inc., Slidell Towing Inc., McKinney Marine Inc., McKinney Inland LLC, McKinney Harbor Towing Inc., McKinney Industries Inc., and McKinney Salvage and Heavy Lift, were a third-generation organization that provided towing, harbor, salvage and related services on the U.S. Inland Waterways. From the acquisition date, revenues, costs and expenses of the acquired assets are recorded as a part of the transportation segment results of operations. The purchase price has been allocated as follows.

Current Assets	$961
Properties — Net	12,512
Goodwill	2,101

Purchase Price	$15,574

On May 15, 2007, the Company acquired 3,000 convertible preferred units of Summit Contracting, LLC (“Summit”) for $6,132. The preferred units have a cumulative annual distribution of 8% per annum. The Summit investment is carried at cost and included in other assets on the condensed consolidated balance sheet at June 30, 2007.

During the second quarter of 2007, the Company acquired 35 hopper barges that it had previously leased under expiring operating leases for a total purchase price of $4,460.

During the first quarter 2007, the current market value of two boats held for sale was determined to exceed the carrying value of the boats prior to previously recorded impairment charges. Due to this change in estimated market value, previously recognized impairment charges of $583 were reversed in the first quarter of 2007, based on a more current assessment of market value. One of the two boats was sold at a small gain during the second quarter.

Note 10.	Discontinued Operations

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

	Quarter Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Revenue	$—	$5,981	$—	$6,865
Cost of Sales	51	3,701	93	7,614
Selling, General and Administrative	14	849	40	1,092
Other Expense (Income)	(61)	42	(55)	(423)

(Loss) Income from Discontinued Operations Before Income Tax	(4)	1,389	(78)	(1,418)
Income Tax (Benefit)	(1)	385	(29)	(772)

(Loss) Income from Discontinued Operations	$(3)	$1,004	$(49)	$(646)

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11.	Contingencies

Certain legal actions are pending against ACL in which claims are made in substantial amounts. While the ultimate results of pending litigation cannot be predicted with certainty, management does not currently expect that resolution of these matters will have a material adverse effect on ACL’s consolidated income statements, balance sheets and cash flows.

In the quarter ended March 31, 2006 a $1,000 reduction in legal reserves, included in the Other, Net line item of the condensed consolidated income statements was recorded as a result of the positive outcome from a U.S. District Court (the “Court”) decision dismissing an appeal related to the Bankruptcy Court’s December 2004 confirmation of the Company’s Plan of Reorganization. This action has been subsequently settled and dismissed.

At December 31, 2006, approximately 950 employees of the Company’s manufacturing segment were represented by a labor union under a contract set to expire in April, 2007. During the first quarter 2007 a new contract expiring in April, 2010 was ratified by the represented employees.

On February 2, 2007, the Bankruptcy Court issued a final decree and ordered that the estate of the predecessor of the Company had been fully administered and the Chapter 11 case was closed.

Note 12.	Share-based Compensation

During the quarter ended June 30, 2007, no new awards were granted under the Company’s share-based compensation plans (the “Plans”). During the six months ended June 30, 2007, the following share-based awards were issued to directors and employees under existing Plans: stock options for 183,704 shares with a strike price of $36.05, 236,048 restricted stock units and 32,010 performance shares. The terms of all of the awards were essentially the same as prior grants under the Plans. Restricted stock units and performance shares fair value was $36.05, the closing price on the date of grant. Stock option grant date fair values are determined at the date of grant using a Black-Scholes option pricing model, a closed-form fair value model, based on market prices at the date of grant. The dividend yield, weighted average risk free interest rate, expected term and volatility were 0.0%, 4.8%, 6 years, and 39.5%, respectively. Options granted had a computed fair value of $16.48 per option. During the quarter ended June 30, 2007, previously granted restricted shares (37,382 shares) and restricted stock units (1,198 shares) vested and 81,196 stock options were exercised. During the six months ended June 30, 2007, previously granted restricted shares (353,780 shares) and restricted stock units (133,444 units) vested and 521,252 stock options were exercised.

Note 13.	Subsequent Events

On July 16, 2007, the Company completed the repurchase of $200,000 of its common stock under the Board of Directors’ authorization. Funds utilized for the repurchases were drawn under the Company’s existing bank revolver. Subsequent to quarter end 2,200 shares were purchased under the authorization in open market transactions for $58,208. Additionally, settlement occurred on shares with trade dates prior to June 30, 2007 reducing the payable in the condensed consolidated balance sheet by $56,445.

The $14,575 bank overdraft in the condensed consolidated balance sheet at June 30, 2007 resulted when a transfer request from the credit facility on June 29, 2007 was not completed until July 2, 2007 due to an inadvertent bank error.

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

INTRODUCTION

Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is provided as a supplement to the accompanying consolidated financial statements and footnotes to help provide an understanding of the financial condition, changes in financial condition and results of operations of American Commercial Lines Inc. (the “Company”). MD&A should be read in conjunction with, and is qualified in its entirety by reference to, the accompanying condensed consolidated financial statements and footnotes. MD&A is organized as follows.

Overview.  This section provides a general description of the Company and its business, as well as developments the Company believes are important in understanding the results of operations and financial condition or in understanding anticipated future trends.

Results of Operations.  This section provides an analysis of the Company’s results of operations for the quarter and six months ended June 30, 2007 compared to the results of operations for the quarter and six months ended June 30, 2006.

Liquidity and Capital Resources.  This section provides an overview of the Company’s sources of liquidity, a discussion of the Company’s debt that existed as of June 30, 2007 and an analysis of the Company’s cash flows for the quarters ended June 30, 2007 and June 30, 2006.

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

Quantitative and Qualitative Disclosures about Market Risk.  This section discusses our analysis of significant changes in exposure to potential losses arising from adverse changes in fuel prices and interest rates since our filing on Form 10-K for the fiscal year ended December 31, 2006.

OVERVIEW

Our Business

We are one of the largest and most diversified marine transportation and services companies in the United States, providing barge transportation and related services under the provisions of the Jones Act, as well as the manufacturing of barges, towboats and other vessels, including ocean-going liquid tank barges. We are the second largest provider of dry cargo barge transportation and liquid tank barge transportation on the United States Inland

Waterways consisting of the Mississippi River System, its connecting waterways and the Gulf Intracoastal Waterway (the “Inland Waterways”), accounting for 14.8% of the total inland dry cargo barge fleet and 13.2% of the total inland liquid cargo barge fleet as of December 31, 2006, according to Informa Economics, Inc., a private forecasting service (“Informa”). Our manufacturing subsidiary, Jeffboat LLC, was the second largest manufacturer of dry cargo barges in the United States in 2006 according to Criton Corporation, publisher of River Transport News. We believe this also approximates our ranking in terms of construction of liquid tank barges (including both inland and ocean-going liquid tank barges). We provide additional value-added services to our customers, including warehousing, third-party logistics through our BargeLink LLC joint venture, and container handling services between Chicago and New Orleans. Our operations incorporate advanced fleet management practices and information technology systems, including our proprietary ACLTrac real-time GPS barge tracking system, which allows us to effectively manage our fleet. All of the Company’s international operations have been recorded as discontinued operations in all periods presented due to the sale of all remaining international operations in 2006. Operations ceased in the Dominican Republic in the third quarter 2006 and operations in Venezuela ceased in the fourth quarter 2006. See Note 10 — Discontinued Operations.

The Industry

Transportation Industry:  Barge market behavior is driven by the fundamental forces of supply and demand, influenced by a variety of factors including the size of the Inland Waterways barge fleet, local weather patterns, navigation circumstances, domestic and international consumption of agricultural and industrial products, crop production, trade policies, foreign exchange rates and the price of steel. According to Informa, from 1998 to 2006, the Inland Waterways fleet size was reduced by 2,395 dry cargo barges and 99 liquid tank barges for a total reduction of 2,494 barges, or 10.8%. The 2006 year-end Inland Waterways fleet consisted of 17,885 dry cargo barges and 2,809 liquid tank barges or a combined total of 20,694 barges. Industry data for 2006 indicates that 2006 was the first year in eight years that more barges were built than scrapped, with nominal net additions of 15 liquid tank barges and 12 dry cargo barges. This overall level, therefore, represents the second lowest number of barges in operation within our industry since 1992. Competition is intense for barge freight transportation. The top five carriers (by fleet size) of dry and liquid barges comprise over 60% of the industry fleet in each sector as of December 31, 2006. The average economic useful life of a dry cargo barge is generally estimated to be between 25 and 30 years and between 30 and 35 years for liquid tank barges.

The demand for dry cargo freight on the Inland Waterways is driven by the production volumes of dry bulk commodities transported by barge as well as the attractiveness of barging as a means of freight transportation. Historically, the major drivers of demand for dry cargo freight are coal for utility companies, industrial and coke producers, and export markets; construction commodities such as cement, limestone; and coarse grain, such as corn and soybeans, for export markets. Other commodity drivers include products used in the manufacturing of steel, finished and partially-finished steel products, ores, salt, gypsum, fertilizer and forest products. The demand for our liquid freight is driven by the demand for bulk chemicals used in domestic production, including styrene, methanol, ethylene glycol, propylene oxide, caustic soda and other products. It is also affected by the demand for clean petroleum products and agricultural-related products such as ethanol, vegetable oil, bio-diesel and molasses. Additionally, the volume of goods imported through the port of New Orleans impacts freight demand.

Freight rates in both the dry and liquid freight markets are a function of the relationship between the amount of freight demand for these commodities and the number of available barges. Certain spot rate contracts, particularly for grain, are subject to significant seasonal fluctuations. We believe that the supply/demand relationship for liquid freight will remain steady with freight rates moderately higher.

For purposes of industry analysis, the commodities transported in the Inland Waterways can be broadly divided into four categories: grain, coal, liquids and bulk cargoes. Using these broad cargo categories the following graph depicts the total millions of tons shipped through the United States Inland Waterways for the quarters and six months ended June 30, 2007 and June 30, 2006 by all carriers according to the US Army Corps of Engineers (the “Corps”) Waterborne Commerce Statistics Center data. The Corps does not estimate ton-miles, which we believe is a more accurate volume metric. Note that the most recent periods are typically estimated for the Corps’ purposes by lockmasters and retroactively adjusted as shipper data is received.

Source: U.S. Army Corps of Engineers Waterborne Commerce Statistics Center

The Manufacturing Industry:  Our manufacturing segment competes with companies also engaged in building equipment for use on both the Inland Waterway system and in ocean-going trade. Based on available industry data, we believe our manufacturing segment is the second largest manufacturer of dry cargo and liquid tank barges for Inland Waterways use in the United States. Due to the relatively long life of the vessels produced by inland shipyards and the relative over-supply of barges built in the late 1970’s and early 1980’s there has only recently been a resurgence in the demand for new barges as older barges are retired or liquid tank barges are made obsolete by U.S. Coast Guard requirements. This heightened demand may ultimately increase the competition within the segment.

Consolidated Financial Overview

In the quarter ended June 30, 2007, the Company had net income of $5.9 million compared to net income of $17.7 million in the quarter ended June 30, 2006. In the second quarter of 2007, after-tax debt retirement expenses of $1.4 million on the retirement of the Company’s asset-based revolver were recorded. The debt retirement is discussed in the footnotes to the condensed consolidated financial statements and in the Liquidity and Capital Resources section. Exclusive of those expenses, net income decreased $10.4 million or 58.9% in the second quarter of 2007 compared to the second quarter of 2006.

For the six months ended June 30, 2007 the Company had net income of $4.8 million compared to $28.9 million in the same period of the prior year. In the six months ended June 30, 2007 after-tax debt retirement expenses of $14.9 million were incurred on both the retirement of the asset-based revolver discussed above and on retirement of the Company’s 9 1/2% Senior Notes. The retirement of the Senior Notes is also discussed in the footnotes to the condensed consolidated financial statements and in the Liquidity and Capital Resources section. Exclusive of those expenses, income decreased $9.1 million or 31.9% for the six months ended June 30, 2007 compared to the same period of the prior year.

For the quarter ended June 30, 2007 EBITDA was $26.9 million, a decline of 40.4% over the same period of the prior year. EBITDA as a percent of combined revenue (inclusive of revenue from discontinued operations) declined to 10.3% for the second quarter of 2007 compared to 20.6% for the second quarter of 2006. See the table at the end of this Consolidated Financial Overview and Selected Financial Data for a definition of EBITDA and a reconciliation of EBITDA to consolidated net income.

For the six months ended June 30, 2007 EBITDA was $62.2 million, a decline of 22.1% over the same period of the prior year. EBITDA as a percent of combined revenue (inclusive of revenue from discontinued operations) declined to 12.7% for the six months ended June 30, 2007 compared to 19.2% for the six months ended June 30, 2006.

The $10.4 million decline in second quarter, 2007 income excluding the debt retirement costs over net income in the second quarter, 2006 was driven by lower operating margins in both segments, higher selling, general and administrative expenses, and lower net income from the international operations that were discontinued in the third and fourth quarter of 2006, partially offset by the reduction in interest expense due to lower average borrowings outstanding in 2007 and lower income tax expense.

Revenues per average barge increased 12.1% in the second quarter, 2007 over their second quarter, 2006 level due primarily to slightly higher revenues from fewer barges operated. Lower transportation operating margins in the second quarter were driven by lower ton-mile volume, primarily grain, and by higher operating costs. The margin impact of these factors was partially offset by higher achieved pricing on our liquids portfolio.

The increased operating costs in the second quarter of 2007 were driven by higher fuel; labor costs, both from increased headcount and higher wage rates; vessel training costs; boat and barge repair expense; outside towing; barge claims; and lease rates on boats and crews chartered. Fuel per gallon prices decreased slightly in the second quarter of 2007 compared to second quarter of 2006. The price decrease was more than offset by increased consumption caused by an overall increase in average boat speed in the current year.

Higher external sales levels from the manufacturing segment were offset by higher average labor rates and continued labor inefficiencies in the shipyard, which resulted in lower operating margins in the manufacturing segment in the second quarter of 2007 compared to the second quarter, 2006.

The $9.1 million decline in income excluding debt retirement costs in the six months ended June 30, 2007 as compared to net income in the six months ended June 30, 2006 was predominately due to the factors cited in the discussion comparing the second quarter of 2007 to second quarter of 2006 results partially offset by increased gains on aging barges sold to third parties for scrap in the first quarter of 2007 when compared to the first quarter 2006. Additionally, on a year-to-date basis losses from international operations in 2006 exceeded the small year-to-date loss in 2007. Also, year-to-date fuel expenses, contrary to the second quarter comparative, were lower than prior year.

Year-to-date, 2007, we invested $8.4 million in new barges, $8.1 million in improvements to the existing boat and barge fleet, $3.1 million in improvements to our shipyard, $6.9 million in improvements to our support facilities including our marine services facilities along the Inland Waterways and $2.0. million in information technology. Additionally, the Company completed an acquisition for a cash purchase price of approximately $15.6 million of 20 towboats formerly operated by the McKinney companies and made a minority investment in Summit Contracting of $6.1 million.

We operate predominantly in two business segments: transportation and manufacturing.

Transportation

In recent years the attractive nature of non-affreightment charter and day rate contracts have absorbed more of our available tank barge fleet, resulting in a reduction in the ratio of our affreightment revenues to total transportation segment revenues.

Affreightment contracts for both the quarter and six months ended June 30, 2007, comprised approximately 73.4% or $136.5 million and $265.8 million, respectively, of the Company’s transportation segment’s total revenues compared to 79.3% or $146.5 million for the quarter ended June 30, 2006, and 81.3% for the six months ended

June 30, 2006. Under such contracts our customers hire us to move cargo for a per ton rate from an origin point to a destination point along the Inland Waterways on the Company’s barges, pushed primarily by the Company’s towboats. Affreightment contracts include both term and spot market arrangements. The Company is responsible for tracking and reporting the tonnage moved under such contracts.

The remaining segment revenues (“non-affreightment revenues”) were generated either by demurrage charges related to affreightment contracts or by one of three other distinct contractual arrangements with customers: charter/day rate contracts; outside towing contracts; or other marine services contracts. Transportation revenue for each contract type is summarized in the key operating statistics table that follows.

Under charter/day rate contracts the Company’s boats and barges are leased to third parties who direct the use (loading, movement, unloading) of the vessels. Responsibility for tracking and reporting the tons moved by equipment leased to others is transferred to the third party and not included in the Company’s tracking of affreightment ton-miles, but is captured and reported as part of ton-miles non-affreightment.

Outside towing revenue is earned by moving barges for other affreightment carriers at a specific rate per barge move.

Marine services revenue is earned for fleeting, shifting and cleaning services provided to third parties.

During the quarter and six months ended June 30, 2007 there were 26 and 29, on average respectively, more liquid tank barges serving customers under charter/day rate contracts than in the comparable periods of the prior year. This average increase represented 6.7% and 7.6% respectively, of our liquid tank fleet. This drove charter and day rate revenue up 60.8% and 61.0% in the quarter and six months ended June 30, 2007 over the comparable periods of the prior year. Additionally, this caused gross ton-miles reported under affreightment contracts to be lower than if there had been no shift in barge deployment.

Key operating statistics regarding our transportation segment are summarized in the following table.

Key operating statistics

	Quarter Ended	% Change to Prior	Six Months Ended	% Change to Prior
	June 30,	Year Quarter	June 30,	Year YTD
	2007	Increase (Decrease)	2007	Increase (Decrease)

Ton-miles (000’s) and rates per mile:
Total Dry	8,996,216	(4.0)%	17,519,228	(5.3)%
Ton-miles per average dry affreightment barge	3,653	9.2%	6,947	4.8%
Total Liquid	793,204	(14.5)%	1,565,481	(18.2)%
Ton-miles per average liquid affreightment barge	3,229	(2.8)%	6,258	(6.4)%
Total affreightment ton-miles	9,789,420	(4.9)%	19,084,709	(6.5)%
Total ton-miles non-affreightment	1,001,445	20.3%	1,929,985	27.9%
Total ton-miles	10,790,865	(3.0)%	21,014,694	(4.2)%
Ton-miles per average affreightment barge	3,615	8.1%	6,885	3.8%
Rates per ton mile/Revenues per average barge:
Decrease in dry rate per ton-mile		(3.1)%		(1.8)%
Decrease in fuel neutral dry rate per ton-mile		(2.0)%		(0.2)%
Increase in liquid rate per ton-mile		11.5%		12.0%
Increase in fuel neutral liquid rate per ton-mile		13.0%		14.9%
Overall rate per ton-mile	$13.98	(1.8)%	$13.95	(0.9)%
Overall fuel neutral rate per ton-mile	$14.14	(0.6)%	$14.21	1.0%
Revenue per average barge operated	$65,001	12.1%	$124,121	10.9%
Fuel Price and Volume Data:
Fuel price per gallon	$2.00	(1.0)%	$1.89	(2.3)%
Fuel Gallons	20,165	5.8%	39,425	0.0%
Revenue data (in thousands):
Affreightment revenue	$136,467	(7.6)%	$265,826	(7.8)%

Towing	15,286	27.2%	27,926	26.9%
Charter and Day rate	15,631	60.8%	28,717	61.0%
Demurrage	9,344	(8.2)%	21,667	14.0%
Other	9,141	81.2%	17,862	91.6%

Non-affreightment revenue	$49,402	37.7%	$96,172	37.9%

Total transportation revenue	$185,869	0.7%	$361,998	1.6%

Data regarding changes in our barge fleet for the quarter and six months ended June 30, 2007 are summarized in the following table.

Barge Fleet Changes — Quarterly and YTD

Current Quarter	Dry	Tankers	Total

Barges operated as of the end of the 1st qtr of 2007	2,523	373	2,896
Retired (includes 3 tanker reactivations)	(72)	1	(71)
New builds	—	2	2
Purchased	35	—	35
Change in number of barges leased	(39)	—	(39)

Barges operated as of June 30, 2007	2,447	376	2,823

Year-to-Date	Dry	Tankers	Total

Barges operated as of the end of 2006	2,639	371	3,010
Retired (includes 5 tanker reactivations)	(185)	3	(182)
New builds	—	2	2
Purchased	35	—	35
Change in number of barges leased	(42)	—	(42)

Barges operated as of June 30, 2007	2,447	376	2,823

Data regarding our boat fleet at June 30, 2007 is contained in the following table.

Owned Boat Counts and Average Age by Horsepower Class

		Average
Horsepower Class	Number	Age

1,950 or less	63	31.2
Less than 4,300	18	31.9
Less than 6,200	43	32.5
7,000 or over	15	30.0
Total/overall average age	139	31.6

In addition, the Company had 21 chartered boats in service at June 30, 2007.

Average life of a boat (with refurbishment) exceeds 50 years. One owned boat is included in assets held for sale at June 30, 2007.

For affreightment contracts, average ton-miles per barge increased 8.1% in the quarter and 3.8% for the six months ended June 30, 2007 compared to the same periods of 2006, with dry cargo barges up and liquid tank barges down slightly in the quarter. Total revenues per average barge increased 12.1% in the quarter and 10.9% year-to-date due to higher revenue from charter/day rate contracts, higher scrapping and fleeting service, higher demurrage, higher outside towing and the lower number of barges compared to the same periods in 2006.

The strong grain spot pricing and demand in the first half of 2006 that resulted from favorable operating conditions and carryover grain demand due to the hurricanes in late 2005 were not repeated in the first half of 2007. Our dry business has been impacted by significant comparative weakness in both grain volume and pricing compared to the prior year. The lower grain demand and less favorable operating conditions combined to drive spot grain rates down 12.6% in the second quarter and 11.6% year-to-date from the prior year’s level. Excluding the year-over-year impact of grain, average dry rates per ton mile increased 1.0% in the second quarter and 4.4% year-to-date. The performance of the dry portfolio, excluding grain, was able to offset approximately half of the weakness in grain on both a quarter and year-to-date basis. Strong bulk pricing was almost half offset by bulk volume declines on a 2007 year-to-date basis. During the second quarter bulk volume rebounded significantly. Coal volume, which had been up slightly in the first quarter, was up even more strongly in the second quarter. The strong coal volume was largely offset by lower coal pricing. The lower pricing resulted from a smaller portion of the 2007 coal tonnage moving in the higher margin spot market than the portion moved in the spot market in the prior year. Our liquid portfolio, considering both affreightment and contract/day rate business, has been up on both a current quarter and a year-to-date basis. Total liquid cargo affreightment tonnage was impacted by the shift of an average of 26 and 29 respectively, for the quarter and year-to-date, barges into charter and day rate towing. Revenues from charter and day rate contracts increased approximately 60% for both the quarter and year-to-date compared to the same periods of 2006 due primarily to higher available pricing for these contracts and a strategic shift in asset deployment. In total, these factors and a strong performance from our fleeting facilities translated into an increase in revenue from our total transportation business for both the quarter and year-to-date.

The average annual grain rates for the mid-Mississippi River, which we believe are the most representative of the total market, increased over 60% in 2005 and by 20% in 2006. A portion of the rate increase reflected higher fuel rates which were incorporated into the spot rates. We do not track January and February for this segment due to significantly reduced volumes during those months. Historically, grain has experienced the greatest degree of seasonality among all commodity segments, with demand generally following the timing of the annual harvest. Demand for grain movement generally begins around the Gulf Coast and Texas regions and the southern portions of the Lower Mississippi River, or the Delta area, in late summer of each year. The demand for freight spreads north and east as the grain matures and harvest progresses through the Ohio Valley, the Mid-Mississippi River area, and the Illinois River and Upper Mississippi River areas. System-wide demand generally peaks in the mid-fourth quarter. Demand normally declines through the mid-first quarter, when traffic is generally limited to the Ohio River as the Upper Mississippi River normally closes from approximately mid-December to mid-March, and ice conditions can hamper navigation on the upper reaches of the Illinois River. The annual differential between peak and trough rates has averaged 110% a year over the last five years. Though quoted tariff rates are a general indicator of the market, the year-over-year change in quoted tariff rates will not match our change in grain rates per ton-mile due to timing of shipment volume and river segment mix. Tariff rates of 404% in June, 2006 were driven higher than normal due to the carryover demand for grain movement resulting from the 2005 hurricane season. Tariff rates of 371% in June, 2007 were lower, but still exceeded the previous five year June average of 220% and June, 2005 rates of 235%.

Inland waterway conditions through June 30, 2007, were much more seasonally normal with closure of the upper river systems for 20 to 25 days early in the year due to icing and significant fog conditions in the Gulf compared to no significant icing and fewer fog delays in the prior year.

Fuel consumed was 5.8% higher than the prior year quarter and flat year-to-date due primarily to operating the boats at higher speeds in 2007 in order to gain capacity. Fuel prices were down 1.0% in the quarter and 2.3% year-to-date over the same periods of 2006. Changes in fuel prices are generally passed to the customer through inclusion in spot market rates or contract terms which typically occur on a one month or one quarter lag. We recovered 97% of our fuel cost during the quarter and 96% year-to-date.

Manufacturing:  In the first half of 2007, two tank barges, both of which were delivered in the second quarter, were the only units produced for our transportation segment compared to 66 barges in the first half of the prior year. An increase in production levels and the timing of internal builds drove a significant increase in year-to-date external revenues with 101 more total barges sold externally than in the prior year. We continue to believe there is no sign of over-production in the industry and that most of the production is for replacement demand.

Manufacturing segment units produced for external sales or internal use

	Quarters Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

External sales:
Liquid tank barges	6	8	13	10
Ocean tank barges	—	—	—	—
Dry cargo barges	93	25	175	77

Total external units sold	99	33	188	87

Internal sales:
Liquid tank barges	2	1	2	16
Dry cargo barges	—	39	—	50

Total units into production	2	40	2	66

Total units produced	101	73	190	153

Consolidated Financial Overview — Non-GAAP Financial Measure Reconciliation

AMERICAN COMMERCIAL LINES INC.
NET INCOME TO EBITDA RECONCILIATION

	Quarter Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Dollars in thousands)

Net Income from Continuing Operations	$5,900	$16,700	$4,834	$29,498
Discontinued Operations, Net of Income Taxes	(3)	1,004	(49)	(646)

Consolidated Net Income	$5,897	$17,704	$4,785	$28,852

Adjustments from Continuing Operations:
Interest Income	(103)	(6)	(127)	(20)
Interest Expense	2,818	4,932	5,999	9,708
Debt Retirement Expenses	2,189	50	23,938	50
Depreciation and Amortization	12,554	11,891	24,765	23,441
Taxes	3,574	9,909	2,936	17,951
Adjustments from Discontinued Operations:
Interest Income	(32)	(253)	(86)	(388)
Depreciation and Amortization	—	511	—	1,043
Taxes	(1)	385	(29)	(772)
EBITDA from Continuing Operations	26,932	43,476	62,345	80,628
EBITDA from Discontinued Operations	(36)	1,647	(164)	(763)

Consolidated EBITDA	$26,896	$45,123	$62,181	$79,865

EBITDA from Continuing Operations by Segment:
Transportation Net Income	$1,981	$15,260	$(1,379)	$25,689
Interest Income	(103)	(6)	(127)	(20)
Interest Expense	2,818	4,932	5,999	9,708
Debt Retirement Expenses	2,189	50	23,938	50
Depreciation and Amortization	11,922	11,431	23,553	22,542
Taxes	3,574	9,909	2,936	17,951

Transportation EBITDA	$22,381	$41,576	$54,920	$75,920

Manufacturing Net Income	$4,821	$5,518	$7,267	$12,534
Interest Income	—	—	—	—
Interest Expense	—	—	—	—
Depreciation and Amortization	632	460	1,212	899
Taxes	—	—	—	—

Total Manufacturing EBITDA	5,453	5,978	8,479	13,433
Intersegment Profit	(902)	(4,078)	(1,054)	(8,725)

External Manufacturing EBITDA	$4,551	$1,900	$7,425	$4,708

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

Outlook

Transportation:  The Company believes that its value proposition is to deliver the safest, cleanest, most cost effective and innovative transportation solutions to our customers. Barge transportation is widely recognized as the lowest cost, cleanest, safest and most fuel efficient mode of transportation in the U.S. and is estimated to be operating at only 50% of infrastructure capacity. We expect over the next few years to significantly change our portfolio mix of commodities. During 2006, our transportation revenues were comprised of 32% grain, 28% bulk, 24% liquids, 8% coal and 8% steel. We intend to pursue a comprehensive sales and marketing program involving freight that has traditionally been moved by barge as well as freight that is currently “off-river” to convert the Company’s portfolio mix of business to 40% liquids, 20% coal, 20% bulk, 10% grain, 5% steel and 5% for emerging markets.

In connection with this contemplated mix shift the Company has committed to a plan to grow its liquids business, and reshape its dry business by pursuing the following strategies.

•	Accelerating dry cargo barge retirements in 2007 and 2008, bringing the total number of retirements in 2006 through 2008 to over 500 units, or 20% of the Company’s previously existing dry cargo fleet;

•	Significantly reducing or eliminating production of new dry cargo barges that were to be built during 2008 for our transportation division at our shipyard by increasing the efficiency of the existing fleet to compensate for the scrapping of older barges;

•	Increasing the number of liquid tank barge build starts at our shipyard in 2008 adding approximately 15% to our existing liquid tank barge barrel capacity to accommodate accelerated growth in our liquids division;

•	Establishing a headquarters location in Houston, Texas for our liquids division to more directly service the majority of our primary liquids customers; and

•	Replacing certain seasonal spot business with more ratable long-term contract business.

Management believes its liquid tank barge fleet is comparable to the industry in both condition and age. In addition, we are introducing to the market scheduled barge service which provides shippers the ability to measure “on-time” service. In 2006, the Company established a disciplined pricing and equipment allocation program in its liquids business. All new contracts featured market-based pricing and terms designed to allow us to optimize asset utilization.

Our objectives are similar in the dry markets, pursuing growth that fits with our scheduled service model while retaining existing business that fits in this model. Management believes the key to our success in the dry markets will again be driven by producing a more valuable transportation service product to compete for more new, ratable business against other transportation modes.

Historically, as 76% of our fleet consists of covered hopper barges, the demand for coarse grain freight, particularly transport demand for corn, has been an important driver of our revenue. We expect grain to still be a component of our future business mix. But the grain flows we expect to pursue going forward are the ratable, predictable flows. Grain that moves to new ethanol plants on the inland river system is attractive. Smaller, more targeted, export grain programs that run ratably throughout the year are attractive as they are not as susceptible to volatile price swings and seasonal harvest cycles. The complex interrelationships of agricultural supply/demand, the weather, ocean going freight rates and other factors lead to a high degree of unattractive volatility in both demand and pricing. Our service commitment is to build and maintain a covered barge fleet that handles ratable, profitable commodities. We expect that the introduction of new demand through these efforts will over time drive our grain position down to approximately 10% of our revenue base.

As we move to replace a portion of the grain moved by barge, we have had some early success (now expected to approach the $50 million level in 2007) in large, ratable dry shipments with existing and new customers in the Company’s primary service lanes. Much of this new volume replaced contract volume that we chose not to renew in the fourth quarter 2006. During the first six months of 2007 the Company also moved our first test loads of bagged chemical products and plastic pellets, both new markets, to the river. These cargoes were conversions from other modes of transportation, primarily rail. The Company expects to continue to offer these modal alternatives in chemicals as well as in new target markets such as forest products/lumber, coal/scrubber stone, energy products, and in emerging markets like municipal solid waste. We believe that there is significant opportunity to move by barge certain cargoes that are currently moved via truck and rail.

We believe terminaling and transloading will become a more prominent part of the strategy going forward as we begin to expand our dock-to-dock offerings to include more dock-to-door and door-to-door options. With ACL facilities in St Louis, Memphis, New Orleans and Chicago, we believe we have a strong, strategically located core of base locations to begin to offer one-stop transportation services. In fact, several of the cargo expansions in the first half of 2007 included multi-modal solutions through our terminal locations. Our new Lemont, Illinois facility, located just outside of Chicago, provides terminaling and warehousing services for clients shipping and receiving their products by barge. Through Lemont, we are transloading products to be consumed in Chicago. The Lemont facility also handles products manufactured in the greater Chicago area which are destined to the southern United States and to export markets as far away as Africa.

Although we expect to significantly reduce our exposure to seasonal grain moves, grain is still expected to be an important commodity for us. The United States Department of Agriculture (the “USDA”) forecasted, as of the end of the second quarter 2007, corn exports of 2.10 billion bushels for the 2006/2007 crop year as compared to 2.15 billion bushels for the 2005/2006 crop year, a decrease of approximately 2%. Crop years are measured from September 1 through August 31 of the next calendar year. The total 2006/2007 corn harvest was estimated to be approximately 10.5 billion bushels, below the prior two year’s 11.1 billion and 11.8 billion bushel estimates. We believe that these corn harvest size and export estimates will support a significant demand for barge transportation service for export grain through the port of New Orleans.

Over the past few years, increasing utilization of existing coal-fired power generating capacity, due primarily to the 2004/2005 spike in natural gas prices, continued volatility in the price of natural gas, and increasing demand for coke (used in the production of steel), have resulted in increased demand for both steam coal and metallurgical coal. According to Criton Corporation, the high spot and forward prices of natural gas and oil, increased utilization and expansion of existing coal-fired power plants, new construction of coal-fired power plants, retrofitting of existing plants for flue-gas desulphurization (FGD), strong steel demand and the weak dollar are expected to contribute to continued growth in demand for coal tonnage in domestic markets with a slight rebound in export markets in 2007. Distribution patterns will be affected by FGD retrofitting and may negatively impact miles per trip. In addition, due to clean air laws that are resulting in the use of limestone to reduce sulfur emissions from coal-fired electricity generation, we expect to see increases in limestone and, to a lesser extent, gypsum movements by barge.

A combination of growth in coal demand and continued constrained rail capacity is expected to result in an increasing commitment of existing barging capacity to dedicated transport of coal, as coal-fired power plants move to ensure uninterrupted delivery of their fuel supplies. This is expected to have a secondary benefit of diverting existing barging capacity from other dry trades, particularly grain and other spot market transactions, which in turn may have a further positive effect on freight rates, in an environment of level barge capacity.

We believe that existing capacity will continue to be retired from the barging sector. According to Informa, from 1998 to 2006 the Inland Waterways fleet size was reduced by 2,395 dry cargo barges and 99 liquid tank barges, for a total reduction of 2,494 barges, or 10.8%. The 2006 year-end Inland Waterways fleet consisted of 17,885 dry cargo barges and 2,809 liquid tank barges or a combined total of 20,694 barges. Industry data for 2006 indicates that 2006 was the first year in eight years that more barges were built than scrapped, with net additions of 15 liquid tank barges and 12 dry cargo barges. This overall level represents the second lowest number of barges in operation within our industry since 1992. We believe capacity will continue to be taken out of the industry as older barges reach the end of their useful lives. From an overall barge supply standpoint, we believe that approximately 25% of the industry’s existing dry cargo barges will be retired in the next five to six years. We also believe that a like number of barges will be built during this period, although the exact number of additions or reductions in any given year is difficult to estimate. The average economic useful life of a dry cargo barge is generally estimated to be between 25 and 30 years and between 30 and 35 years for liquid tank barges.

Freight rates in both the dry and liquid freight markets are a function of the relationship between the amount of freight demand and the number of barges available to load freight. Notwithstanding the seasonal decreases in grain freight in the first half of 2007, we believe the current supply/demand relationship for dry cargo freight indicates that recent improvements in contract market freight rates will continue in the near term with the possibility of further increases in freight rates in the future if capacity continues to decline. We believe the supply/demand relationship for liquid freight will also benefit from tightened supply/demand dynamics in the industry.

We may continue to shift a larger portion of our liquid fleet business to day rate contracts, rather than affreightment contracts. Such a shift may result in a reduction in tonnage but an increase in revenues per barge as we would be paid a per diem rate regardless of the tonnage moved. We anticipate $240 million in contract renewals in 2007, primarily in the fourth quarter. Of the expected renewals, 56%, 21% and 23% of the renewable contracts, are one, two and three years or older, respectively.

From an expense standpoint, fuel price increases may reduce profitability in two primary ways. First, contractual protection in the Company’s newest term contracts operate on a one month lag thereby exposing us to a one month delay in recovering higher prices. Some older term contracts are adjusted quarterly thus lengthening our exposure. Second, fuel rates may move ahead of booked-forward spot market pricing. We have been changing the frequency of rate adjustments for fuel price from quarterly to monthly as we renew our contracts. Increases in wages and other expenses can also impact costs if not recoverable under contract adjustment clauses or through rates we are able to obtain in the market. We would also expect to experience continued pressure on labor rates, which we expect to defray through labor escalators in certain of our contracts. In the first half of 2007 we believe we recovered approximately 97% of our fuel cost through the fuel rate adjustment clauses in our contracts and through spot rate pricing.

Manufacturing

At the end the second quarter of 2007 the Jeffboat vessel manufacturing backlog for external customers was approximately $429 million of contracted revenue with expected deliveries extending into the second half of 2010, an increase of approximately $20 million from the end of 2006 and $43 million from the end of the first quarter 2007. All of the contracts in the backlog contain steel price adjustments. The actual price of steel at the time of construction may result in contract prices that are greater than or less than those used to calculate the backlog at the end of the second quarter of 2007. We have begun accepting booking of new business for 2009 and 2010 primarily, at this point, for blue water vessels and towboats. All of the contracts booked during 2006 and 2007 are expected to exceed our minimum acceptable operating margin when they enter production. This backlog excludes our planned construction of internal replacement barges. In the second quarter and first half of 2007 respectively, internal manufacturing and repair revenue for our transportation segment, which is eliminated in consolidation, represented 7.2% and 4.8% respectively of Jeffboat’s total 2007 second quarter and year-to-date revenues compared to 41.8% and 45.5% respectively for the second quarter and first half of 2006. For the full year 2007, we expect internal revenue to be approximately 15% of Jeffboat’s gross revenue compared to 27% for the full 2006 year.

AMERICAN COMMERCIAL LINES INC. OPERATING RESULTS by BUSINESS SEGMENT

Quarter Ended June 30, 2007 as compared with Quarter Ended June 30, 2006

				% of Consolidated
				Revenue
	Quarter Ended June 30,			2nd Quarter
	2007	2006	Variance	2007	2006
	(Dollars in thousands, except where noted)

REVENUE
Transportation	$185,869	$184,622	$1,247	71.2%	86.9%
Manufacturing (external and internal)	81,218	48,142	33,076	31.1%	22.6%
Intersegment manufacturing elimination	(5,873)	(20,141)	14,268	(2.3)%	(9.5)%

Consolidated Revenue	261,214	212,623	48,591	100.0%	100.0%
OPERATING EXPENSE
Transportation	175,819	155,456	20,363
Manufacturing (external and internal)	76,376	42,628	33,748
Intersegment manufacturing elimination	(4,971)	(16,063)	11,092

Consolidated Operating Expense	247,224	182,021	65,203	94.6%	85.6%
OPERATING INCOME
Transportation	10,050	29,166	(19,116)
Manufacturing (external and internal)	4,842	5,514	(672)
Intersegment manufacturing elimination	(902)	(4,078)	3,176

Consolidated Operating Income	13,990	30,602	(16,612)	5.4%	14.4%
Interest Expense	2,818	4,932	(2,114)
Debt Retirement Expenses	2,189	50	2,139
Other Expense (Income)	(491)	(989)	498

Income Before Income Taxes	9,474	26,609	(17,135)
Income Taxes	3,574	9,909	(6,335)
Discontinued Operations	(3)	1,004	(1,007)

Net Income	$5,897	$17,704	$(11,807)

Domestic Barges Operated (average of period beginning and end)	2,860	3,184	(324)
Revenue per Barge Operated (Actual)	$65,001	$57,993	$7,008

RESULTS OF OPERATIONS

Quarter ended June 30, 2007 comparison to quarter ended June 30, 2006

Revenue.  Consolidated revenue increased by $48.6 million or 22.9% to $261.2 million.

Transportation revenue increased $1.3 million primarily due to a 37.7% increase in non-affreightment revenues which resulted from, on average, 26 additional liquid tank barges deployed under charter and day rate contracts and the higher year-over-year rates on those types of contracts, as well as higher levels of outside towing and fleeting services. The increased non-affreightment revenues were almost entirely offset by 7.6% decline in affreightment revenues. The lower affreightment revenues resulted from a 3.0% decrease in ton-miles and a 0.6% decrease in the overall fuel neutral rate per ton-mile. The decline in the fuel neutral rate was primarily attributable to declines in both the volume and price of grain moved during the second quarter of this year compared to last year. Grain rates were approximately 12.6% lower than the second quarter of the prior year. The decline in grain rates was partially offset by higher pricing on liquid and bulk contracts. Significantly higher coal volume (although predominately under a lower margin legacy contract) also impacted the change.

Revenues per barge operated for the second quarter of 2007 increased 12.1% to $65,001 from $57,993 for the second quarter of 2006. The increase in revenues per barges resulted from the factors cited above and a 10.2% decline in the average number of barges operated.

Manufacturing segment revenue from sales to third parties increased $47.3 million over the second quarter of 2006. The increase in revenue was due to 28 more total barges sold during the quarter and a lower portion of barges sold to the Company’s transportation segment in the quarter.

Operating Expense.  Consolidated operating expense increased by $65.2 million or 35.8% to $247.2 million.

Transportation segment expenses increased 13.1%, or $20.4 million, primarily due to $7.4 million higher materials, supplies and other expense, $6.1 million higher labor and fringe benefits, $3.5 million higher selling, general and administrative expenses, and $1.9 million higher fuel expense. The increase in materials, supplies and other expense was driven by higher expenses for investment in training ($2.6 million), boat and barge repairs/claims/preparation ($2.4 million), external towing and shifting ($1.7 million), and boats and crews chartered ($0.4 million). The increase in boats and crews chartered is notable in that the rates for such contracts have risen sufficiently quarter-over-quarter to more than offset the savings from the Company’s purchase of the previously chartered McKinney vessels in the first quarter of 2007. The higher labor and fringe benefits are driven by the significant increase in the number of vessel employees due to the crews hired for the additional owned boats and increased wage rates, partially offset by lower incentive accruals. Selling, general and administrative expenses increased due to higher salaried wages, partially offset by lower incentive accruals ($2.3 million), higher marketing expenses, and higher provisions for bad debts. The increase in fuel expense was driven by 5.8% more gallons consumed, offset by 1.0% lower fuel price.

Manufacturing operating expenses increased by $44.8 million primarily due to the higher number of barges sold externally. In the current quarter, 66 more barges were sold to third parties than in the prior year. Gross margins were essentially unchanged at 5.2% due to continued labor inefficiencies in the shipyard. Selling, general and administrative expenses declined by $0.4 and declined as a percent of revenue by 3.8% to 1.4%. This impact offset the transportation segment’s increase in selling, general and administrative expenses with the consolidated total essentially flat with the prior quarter on a percentage of revenue basis.

Operating Income.  Operating income declined $16.6 million to $14.0 million. Operating income, as a percent of consolidated revenues declined to 5.4% compared to 14.4% in the second quarter of the prior year. The decline was primarily a result of the deterioration in the operating ratio in the transportation segment to 94.6% from 84.2%. In the transportation segment, as a percentage of segment revenue, labor and fringe benefits along with material, supplies and other grew to 51.5% of revenue compared to 44.6% in the prior year quarter, increasing $13.5 million in dollar terms. Manufacturing margin remained relatively flat as selling, general and administrative leverage on lower spending and higher external revenues was offset by higher cost of sales. Selling, general and administrative expenses on a consolidated basis improved slightly due to decreased spending and higher sales in the manufacturing segment.

Interest Expense.  Interest expense decreased $2.1 million to $2.8 million. The decrease was due to lower outstanding debt balances and the lower effective interest rate on the Company’s new credit facility when compared to the debt mix in the prior year which included the now retired senior notes which bore interest at 9.5%.

Debt Retirement Expense.  Debt retirement expense was $2.2 million in the second quarter 2007 as a result of the write-off of certain unamortized deferred financing debt costs associated with the Company’s previous credit facility which was replaced in the quarter. This expense was almost entirely incremental to the quarter in comparison to the same period of the prior year.

Income Tax Expense.  The effective rate for income tax is equal to the federal and state statutory rates after considering the deductibility of state income taxes for federal income taxes and required foreign withholding tax rates for U.S. entities with foreign source income. During the quarter our effective tax rate was 37.7%. The effective tax rate was 37.2% for the quarter ended June 30, 2006. The higher rate in the current year quarter was primarily due to the impact of permanent differences on the lower pre-tax income amount. We expect that the full year rate will be approximately 37% to 38%.

Discontinued Operations, Net of Taxes.  Net income from discontinued operations decreased due to the impact of the sale of the Venezuela operations in the fourth quarter of the prior year. Expenses in the second quarter, 2007 were related to the wind down of corporate activities in the Dominican Republic.

Net Income.  Net income decreased $11.8 million from the prior year same quarter to $5.9 million due to the reasons noted.

AMERICAN COMMERCIAL LINES INC. OPERATING RESULTS by BUSINESS SEGMENT

Six Months Ended June 30, 2007 as compared with Six Months Ended June 30, 2006

				% of
				Consolidated
				Revenue
	Six Months Ended June 30,			Six Months
	2007	2006	Variance	2007	2006
	(Dollars in thousands, except where noted)

REVENUE
Transportation	$361,998	$356,369	$5,629	74.0%	86.9%
Manufacturing (external and internal)	133,898	98,661	35,237	27.4%	24.1%
Intersegment manufacturing elimination	(6,438)	(44,932)	38,494	(1.3)%	(11.0)%

Consolidated Revenue	489,458	410,098	79,360	100.0%	100.0%
OPERATING EXPENSE
Transportation	331,957	305,258	(26,699)
Manufacturing (external and internal)	126,899	86,129	(40,770)
Intersegment manufacturing elimination	(5,384)	(36,207)	(30,823)

Consolidated Operating Expense	453,472	355,180	(98,292)	92.7%	86.6%
OPERATING INCOME
Transportation	30,041	51,111	(21,070)
Manufacturing (external and internal)	6,999	12,532	(5,533)
Intersegment manufacturing elimination	(1,054)	(8,725)	7,671

Consolidated Operating Income	35,986	54,918	(18,932)	7.4%	13.4%
Interest Expense	5,999	9,708	3,709
Debt Retirement Expenses	23,938	50	(23,888)
Other Expense (Income)	(1,721)	(2,289)	(568)

Income before Income Taxes	7,770	47,449	(39,679)
Income Taxes	2,936	17,951	15,015
Discontinued Operations	(49)	(646)	597

Net Income	$4,785	$28,852	$(24,067)

Domestic Barges Operated (average of period beginning and end)	2,917	3,184	(267)
Revenue per Barge Operated (Actual)	$124,121	$111,943	$12,178

Six months ended June 30, 2007 comparison to six months ended June 30, 2006

Revenue.  Consolidated revenue increased by $79.4 million or 19.4% to $489.5 million.

Manufacturing segment revenue from sales to third parties increased $73.7 million in the six months ended June 30, 2006 over the same period of the prior year. Barges sold included 101 more total barges (predominantly dry cargo barges) than in the six months ended June 30, 2006, driving the increase in revenue.

Transportation revenue increased $5.6 million primarily due to a 37.9% increase in non-affreightment revenues which resulted from, on average, 29 additional liquid tank barges deployed under charter and day rate contracts and their higher year-over-year rates, as well as revenues from increased outside towing, demurrage and fleeting services. The increased non-affreightment revenues were almost entirely offset by a 7.8% decline in affreightment revenues. The lower affreightment revenues resulted from a 4.2% decrease in ton-miles partially offset by a 1.0% increase in the overall fuel neutral rate per ton-mile. The slight increase in the fuel neutral rate was primarily attributable to higher pricing on liquid and bulk contracts almost fully offset by declines in the price of grain moved this year compared to last. Grain rates were approximately 11.6% lower than prior year.

Revenue per barge operated for the first six months of 2007 increased 10.9% to $124,121 from $111,943 for the same period of 2006. The increase in revenues per barge resulted from the revenue factors cited above and an 8.4% decline in the average number of barges operated during the period.

Operating Expense.  Consolidated operating expense increased by $98.3 million or 27.7% to $453.5 million.

Transportation expenses increased 8.7%, or $26.7 million, over the same period of the prior year primarily due to $13.5 million higher materials, supplies and other expense, $10.3 million higher labor and fringe benefit costs and $4.3 million higher selling, general and administrative expenses, offset by a $2.5 million decline in fuel and related taxes and $1.6 million higher gains on disposal of scrap barges. The increase in materials, supplies and other expense was driven primarily by higher boat and barge repairs, barge preparation costs and barge claims ($4.9 million), expenses for investment in training ($3.8 million), boats and crews chartered ($2.9 million), and outside towing ($0.6 million). Selling, general and administrative expenses increased $4.3 million due to higher wages and benefits partially offset by lower incentive compensation costs, higher provisions for bad debts, higher marketing expenses and costs related to the redemption of the Senior Notes in the first quarter of 2007. The decrease in fuel expense was driven by a consistent number of gallons consumed offset by a 4 cent per gallon decrease in price.

Manufacturing operating expenses increased $71.6 million over the same period of the prior year, due primarily to the higher volume of external barges sold. Gross margins declined over the prior year to 4.7% due primarily to labor inefficiencies. A portion of the inefficiency to date was related to welding conditions during the winter and assimilation issues related to the 2006 structural changes in the shipyard. Labor inefficiency also resulted from the training of new employees and negotiations and the vote on the new labor contract. The impact of the labor inefficiencies was partially offset by a decline in selling, general and administrative expenses of $0.8 million.

Operating Income.  Operating income of $36.0 million declined $18.9 million. Operating income, as a percent of consolidated revenue, declined to 7.4% compared to 13.4%. The decline was primarily a result of the deterioration in the operating ratio in the transportation segment to 91.7% from 85.7%. In the transportation segment, as a percentage of segment revenue, labor and fringe benefits along with material, supplies and other were 50.5% of revenue compared to 44.6% in the prior year six months, increasing $23.8 million in dollar terms. On a consolidated basis selling, general and administrative expenses decreased slightly as a percentage of revenue to 7.1% compared to 7.6% in the prior year six months due to the manufacturing segment’s lower spending and revenue volume leverage offsetting the increases in the transportation segment. Manufacturing margin declined despite the improvement in selling, general and administrative expenses due to the labor inefficiencies described above. .

Interest Expense.  Interest expense decreased by $3.7 million to $6.0 million. The decrease was due to lower outstanding debt balances and the lower effective interest rate on the Company’s new credit facility when compared to the debt mix in the prior year which included the now retired senior notes which bore interest at 9.5%.

Debt Retirement Expense.  Debt retirement expense of $23.9 million was incurred in the six months ended June 30, 2007 to record the tender premium and the write-off of the unamortized deferred financing costs related to the $119.5 million of 9.5% Senior Notes that were retired in the first quarter 2007 and to write-off certain deferred financing costs associated with the Company’s previous credit facility which was replaced in second quarter 2007. These expenses were incremental to the comparison with the same period of the prior year.

Income Tax Expense.  The effective rate for income tax is equal to the federal and state statutory rates after considering the deductibility of state income taxes for federal income taxes. The effective tax rate was 37.8% for the six months ended June 30, 2007 and essentially unchanged from the prior year comparable period.

Discontinued Operations, Net of Tax.  Net loss from discontinued operations decreased by $0.6 million due to the absence of operations of the discontinued entities in the first six months of 2007. Expenses in the six months ended June 30, 2007 were related to the wind down of corporate activities in the Dominican Republic.

Net Income.  Net income decreased $24.1 million in the six months ended June 30, 2007 over the same period of the prior year to $4.8 million due to the reasons noted.

LIQUIDITY AND CAPITAL RESOURCES

Based on past performance and current expectations, we believe that cash generated from operations and our ability to access capital markets will satisfy the working capital needs, capital expenditures, stock repurchases and other liquidity requirements associated with our operations in the near term. Our funding requirements include capital expenditures (including new barge purchases), vessel and barge fleet maintenance, interest payments and other working capital requirements. Our primary sources of liquidity are cash generated from operations, borrowings under our credit facility and, to a lesser extent, barge scrapping activity and cash proceeds from the sale of non-core assets.

Our cash operating costs consist primarily of purchased services, materials and repairs (presented as Cost of Sales on the condensed consolidated statements of operations), fuel, labor and fringe benefits, and selling, general and administrative costs.

Capital expenditures are a significant use of cash in our operations totaling through June 30, 2007 $31.1 million for property additions which included $4.4 million for the acquisition of certain dry hopper barges on which a pre-existing operating lease had expired. We also expended $15.6 million for towboats and certain assets in the McKinney acquisition, and $6.1 million for the investment in Summit Contracting. Capital is expended primarily to fund the building of new barges to replace retiring barges, to increase the useful life or enhance the value of towboats and barges and to replace or improve equipment used in manufacturing or other lines of business. We expect total non-acquisition expenditures for property and equipment to be approximately $100 million in 2007, including approximately $40 million for the replacement of older tank and dry cargo barges with new barges. Acquisition spending is incremental to this expectation. Other capital expenditures are made for vessel and facility improvements and maintenance that extend the useful life or enhance the function of our assets. Sources of funding for these capital expenditures and other investments include cash flow from operations, borrowings under the bank credit facility and, to a lesser extent, proceeds from barge scrapping activities.

Our Indebtedness

As of June 30, 2007, we had total indebtedness of $231.1 million. During the quarter advances of $85.4 million on the bank revolver were used to fund stock repurchased through June 30, 2007 in the open market under the Board of Director’s authorization to purchase up to $200 million of our Common Stock.

Under the April 27, 2007 credit agreement, interest rates vary based on a quarterly determination of the Company’s consolidated leverage ratio, as defined by the agreement. Based on the calculation for the rolling twelve months ended June 30, 2007 the LIBOR margin that the Company was obligated to pay on borrowings under the agreement was 62.5 basis points, which represents the lowest pricing tier in the agreement. This pricing tier has remained in effect since that date. We expect the interest rate to increase by 37.5 basis points based on the higher leverage ratio under our credit agreement pricing grid due to borrowings used to fund the stock repurchase.

Net Cash, Capital Expenditures and Cash Flow

Net cash provided by operating activities was $26.1 million in the six months ended June 30, 2007, as compared to $40.4 million in the six months ended June 30, 2006. The year-over-year decrease in net cash provided by operating activities in 2007 as compared to 2006 was due primarily to lower earnings. Working capital, particularly accounts payable and other current liabilities, negatively impacted operating cash flow in the six months ended June 30, 2007, primarily attributable to lower capital item payables and lower incentive accruals.

Net cash provided by operating activities during the six months ended June 30, 2007, was used primarily to fund capital expenditures, working capital needs and to reduce amounts outstanding on the asset-based revolver.

Net cash provided by operating activities during the six months ended June 30, 2007, was used primarily to fund capital expenditures, working capital needs and to reduce amounts outstanding on the asset-based revolver. Net cash used in investing activities was $50.7 million in the six months ended June 30, 2007 and $47.3 million in the six months ended June 30, 2006. Capital expenditures were $31.1 million and $46.3 million in the six months ended June 30, 2007 and 2006, respectively. Investing activities in 2007 included $31.1 million for property additions including $4.4 million for the acquisition of certain dry hopper barges on which a pre-existing operating lease had expired, $15.6 million for the acquisition of towboats and certain assets in the McKinney acquisition, and $6.1 million for the investment in Summit Contracting.

Proceeds from property dispositions were $4.2 million in the six months ended June 30, 2007 compared to $0.2 million in the six months ended June 30, 2006. A gain on these property dispositions in 2007 of $1.6 million has been recorded as a reduction of operating expense in the condensed consolidated income statements.

Net cash provided by financing activities was $19.5 million in the six months ended June 30, 2007 and $4.8 million in the six months ended June 30, 2006. Cash provided in 2007 resulted primarily from borrowings under our credit facility, the excess tax benefit of share-based compensation and an increase in outstanding checks. These were partially offset by the Senior Notes repurchased, the tender premium on those notes, and the cash used to repurchase our Common Shares. In 2006 the tax benefit of share-based compensation and the acquisition of Treasury Stock through the cashless exercise provisions of our share-based compensation programs essentially offset each other and net cash provided was due to the excess of revolving credit facility borrowings in excess of the reduction in outstanding checks.

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

CRITICAL ACCOUNTING POLICIES

During the second quarter of 2007, ocean-going vessels became a material portion of the production volume of the manufacturing segment. These vessels are significantly more expensive and take substantially longer to construct than typical barges for use on the Inland Waterway system. We use the percentage-of-completion method of recognizing revenue and expenses related to the construction of these longer-term production vessels. These vessels have expected construction periods of over 90 days in length and include ocean-going barges and towboats, which we expect to begin producing in the future. We use the completed contract method for barges built for Inland Waterway use which typically have construction periods of 90 days or less. Manufacturing segment revenue and cost of sales during the quarter recorded using the percentage-of-completion method were $18,625 and $17,174, respectively.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect our reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses for the same period. Actual results could differ from those estimates. Some of the significant estimates underlying these financial statements include reserves for doubtful accounts, obsolete and slow moving inventories, percentage-of-completion estimates, amounts of pension and post-retirement liabilities, incurred but not reported medical claims, insurance claims receivables, deferred tax liabilities, assets held for sale, environmental liabilities, valuation allowances related to deferred tax assets, expected forfeitures of share-based compensation, liabilities for unbilled harbor and towing services and depreciable lives of long-lived assets. No significant changes have occurred in these policies which are more fully described in the Company’s filing on Form 10-K for the year ended December 31, 2006. Operating results for the interim periods presented herein are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. Our quarterly revenues and profits historically have been lower during the first six months of the year and higher in the last six months of the year due primarily to the timing of the North American grain harvest.

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

Fuel Price Risk

For the six months ended June 30, 2007, fuel expenses represented 20.6% of our transportation revenues. A one cent per gallon rise in fuel price would increase our annual operating expense by approximately $0.8 to $0.9 million. We mitigate our fuel price risk through contract adjustment clauses in our term contracts. Contract adjustments are deferred either one quarter or one month, depending primarily on the age of the term contract. We have been increasing the frequency of contract adjustments to monthly as contracts renew to further limit our exposure.

Interest Rate and Other Risks

At June 30, 2007, we had $231.1 million of floating rate debt outstanding, which represented the outstanding balance of the bank revolver. If interest rates on our floating rate debt increase significantly, our cash flows could be reduced, which could have a material adverse effect on our business, financial condition and results of operations. A 100 basis point increase in interest rates would increase our cash interest expense by approximately $2.3 million annually. At June 30, 2007, the Company had only floating rate debt.

Foreign Currency Exchange Rate Risks

The Company currently has no exposure to foreign currency exchange risk.

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

The nature of our business exposes us to the potential for legal or other proceedings from time to time generally relating to labor and employment, personal injury, property damage and environmental matters. Although the ultimate outcome of any legal matter cannot be predicted with certainty, based on present information, including our assessment of the merits of each particular claim, as well as our current reserves and insurance coverage, we do not expect that any known legal proceeding will in the foreseeable future have a material adverse impact on our financial condition or the results of our operations.

Environmental Litigation.  As of June 30, 2007 we were involved in the following matters relating to the investigation or remediation of locations where hazardous materials have or might have been released or where we or our vendors have arranged for the disposal of wastes. These matters include situations in which we have been named or are believed to be a potentially responsible party (“PRP”) under applicable federal and state laws. As of June 30, 2007 we had reserves totaling approximately $0.075 million collectively for these environmental matters.

•	Barge Cleaning Facilities, Port Arthur, Texas. American Commercial Barge Line LLC received notices from the U.S. EPA in 1999 and 2004 that it is a potentially responsible party at the State Marine of Port Arthur and the Palmer Barge Line Superfund Sites in Port Arthur, Texas with respect to waste from barge cleaning at the two sites in the early 1980s. With regard to the Palmer Barge Line Superfund Site, we have entered into an agreement in principle with the PRP group for all PRP cleanup costs. We have reserved $0.025 million for this matter.

•	PHI/ Harahan Site, Harahan, Louisiana. We have been contacted by the State of Louisiana in connection with the investigation and cleanup of diesel and/or jet fuel in soil at this site. We believe contamination may have been caused by a tenant on the property and have so notified the regulatory authorities. In November 2006 the State of Louisiana notified us that we should proceed with our earlier-submitted investigation work plan. We do not know what level of fuel may be discovered in this investigation or whether cleanup will be required. We have paid approximately $0.02 million in consultant fees related to investigation at this site. We have reserved $0.05 million for the investigation work plan that is scheduled for completion in 2007.

ITEM 1A.	RISK FACTORS

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

Freight transportation rates fluctuate from season-to-season and year-to-year. Levels of dry and liquid cargo being transported on the Inland Waterways vary based on several factors, including global economic conditions and business cycles, domestic agricultural production and demand, international agricultural production and demand, and foreign exchange rates. Additionally, fluctuation of ocean freight rate spreads between the Gulf of Mexico and the Pacific Northwest affects demand for barging on the Inland Waterways. Grain, particularly corn for export, has been a significant part of our business. Since the beginning of 2006, all grain transported by us has been under spot market contracts.

Spot grain contracts are normally priced at, or near, the quoted tariff rates in effect for the river segment of the move. Spot rates can vary widely from quarter-to-quarter and year-to-year. Such a decline, combined with an inability to profitably convert this business to term contracts, could negatively impact our business. The number of barges and towboats available to transport dry and liquid cargo on the Inland Waterways also varies from year-to-year as older vessels are retired and new vessels are placed into service. The resulting relationship between levels of cargoes and vessels available for transport affects the freight transportation rates that we are able to charge.

Significant periods of high vessel availability relative to cargo demand could adversely affect demand for our services and the rates we are able to charge.

An oversupply of barging capacity may lead to reductions in freight rates.

Our industry has previously suffered from an oversupply of barges relative to demand for barging services. Such oversupply may recur due to a variety of factors, including a drop in demand, overbuilding and delay in scrapping of barges approaching the end of their useful economic lives. Calendar year 2006 was the first year in eight years that more barges were built than scrapped. We believe that approximately 25% of the industry’s existing dry barge fleet will need to be retired due to age over the next six years, which we believe will continue to constrain barge capacity. If an oversupply of barges were to occur, it could take several years before supply growth matches demand due to the variable nature of the barging industry and the freight transportation industry in general, and the relatively long life of marine equipment. Such oversupply could lead to reductions in the freight rates that we are able to charge.

Yields from North American and worldwide grain harvests could materially affect demand for our barging services.

Demand for dry cargo barging in North America is affected significantly by the volume of grain exports flowing through ports on the Gulf of Mexico. The volume of grain exports can vary due to, among other things, crop harvest yield levels in the United States and abroad. Overseas grain shortages increase demand for U.S. grain, while worldwide over-production decreases demand for U.S. grain. Other factors, such as domestic ethanol demand and overseas markets acceptance of genetically altered products, may also affect demand for U.S. grain. Fluctuations in demand for U.S. grain exports can lead to temporary barge oversupply, which in turn leads to reduced freight rates. We cannot assure that historical levels of U.S. grain exports will be maintained in the future.

Diminishing demand for new barge construction may lead to a reduction in sales prices for new barges.

The prices we have been able to charge for Jeffboat production have fluctuated historically based on a variety of factors including the cost of raw materials, the cost of labor and the demand for new barge builds compared to the barge manufacturing capacity within the industry at the time. During 2005 we began to increase the pricing on our barges, net of steel costs, in response to increased demand for new barge construction. We plan to continue increasing the pricing on our barges, net of steel, in conjunction with the expected additional demand for new barge construction. If demand for new barge construction diminishes we may not be able to increase pricing over our current levels or maintain pricing at current levels.

Higher fuel prices, if not recouped from our customers, could dramatically increase operating expenses and adversely affect profitability.

For the six months ended June 30, 2007, fuel expenses represented 20.6% of our transportation revenues in the transportation segment. Fuel prices are subject to fluctuation as a result of domestic and international events. Generally, our term contracts contain provisions that allow us to pass through a significant portion of any fuel expense increase to our customers, thereby reducing, but not eliminating, our fuel price risk. Fuel price is a key, but not the only variable in spot market pricing. Negotiated spot rates may not fully recover fuel price increases.

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

Jeffboat’s waterfront facility is subject to occasional flooding. Jeffboat’s manufacturing operation, much of which is conducted outdoors, is also subject to weather conditions. As a result, these operations are subject to production schedule delays or added costs to maintain production schedules caused by weather.

Seasonal fluctuations in industry demand could adversely affect our operating results, cash flow and working capital requirements.

Segments of the inland barging business are seasonal. Historically, our revenue and profits have been lower during the first six months of the year and higher during the last six months of the year. This seasonality is due primarily to the timing of the North American grain harvest and seasonal weather patterns. Our working capital requirements typically track the rise and fall of our revenue and profits throughout the year. As a result, adverse market or operating conditions during the last six months of a calendar year could disproportionately adversely affect our operating results, cash flow and working capital requirements for the year.

The aging infrastructure on the Inland Waterways may lead to increased costs and disruptions in our operations.

Many of the dams and locks on the Inland Waterways were built early in the last century, and their age makes them costly to maintain and susceptible to unscheduled maintenance outages. Much of this infrastructure needs to be replaced, but federal government funding of the 50% share not funded through fuel user taxes on barge operators for new projects has historically been limited. In addition, though the current annual government funding levels are near the average anticipated annual need for the foreseeable future, there can be no guarantee that these levels will be sustained. The delays caused by malfunctioning dams and locks may increase our operating costs and delay the delivery of our cargoes. Moreover, increased diesel fuel user taxes could be imposed in the future to fund necessary infrastructure improvements, increasing our expenses. We may not be able to recover increased fuel user taxes through pricing increases that may occur.

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

The volume of goods imported through the Port of New Orleans is affected by subsidies or tariffs imposed by U.S. or foreign governments. Demand for U.S. grain exports may be affected by the actions of foreign governments and global or regional economic developments. Foreign subsidies and tariffs on agricultural products affect the pricing of and the demand for U.S. agricultural exports. U.S. and foreign trade agreements can also affect demand for U.S. agricultural exports as well as goods imported into the United States. Similarly, national and international embargoes of the agricultural products of the United States or other countries may affect demand for U.S. agricultural exports. These events, all of which are beyond our control, could reduce the demand for our services.

Our failure to comply with government regulations affecting the barging industry, or changes in these regulations, may cause us to incur significant expenses or affect our ability to operate.

The barging industry is subject to various laws and regulations, including international treaties, conventions, national, state and local laws and regulations and the laws and regulations of the flag nations of vessels, all of which are subject to amendment or changes in interpretation. In addition, various governmental and quasi-governmental agencies require barge operators to obtain and maintain permits, licenses and certificates respecting their operations. Any significant changes in laws or regulations affecting the inland barge industry, or in the interpretation thereof, could cause us to incur significant expenses. Recently enacted regulations call for increased inspection of towboats. Interpretation of the new regulations could result in boat delay and significantly increased maintenance and upgrade costs for our boat fleet. Furthermore, failure to comply with current or future laws and regulations may result in the imposition of fines and/or restrictions or prohibitions on our ability to operate.

Though we work actively with regulators at all levels to avoid inordinate impairment of our continued operations, regulations and their interpretations may ultimately have a negative impact on the industry. Regulation such as the Transportation Worker Identification Credential provisions of the recently passed Homeland Security legislation could have an impact on the ability of domestic ports to efficiently move cargoes. This could ultimately slow operations and increase costs.

The Jones Act restricts foreign ownership of our stock, and the repeal, suspension or substantial amendment of the Jones Act could increase competition on the Inland Waterways and have a material adverse effect on our business.

The Jones Act requires that, to be eligible to operate a vessel transporting non-proprietary cargo on the Inland Waterways, the company that owns the vessel must be at least 75% owned by U.S. citizens at each tier of its ownership. The Jones Act therefore restricts, directly or indirectly, foreign ownership interests in the entities that directly or indirectly own the vessels which we operate on the Inland Waterways. If we at any point cease to be 75% owned by U.S. citizens, we may become subject to penalties and risk forfeiture of our Inland Waterways operations. As of June 30, 2007, we are in compliance with the ownership requirements.

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

The average life expectancy of a dry cargo barge is 25 to 30 years. We anticipate that without further investment and repairs by the end of 2010 more than one third of our current dry cargo barges will have reached the end of their economic useful lives. Once barges begin to reach 25 years of age the cost to maintain and operate them may be so high that it is more economical for the barges to be scrapped. If such barges are not scrapped, additional operating costs to repair and maintain them would likely reduce cash flows and earnings. If such barges are scrapped and not replaced, revenue, earnings and cash flows may decline. Though we anticipate future capital investment in dry cargo barges, we may choose not to replace all barges that we may scrap with new barges based on uncertainties related to financing, timing and shipyard availability. If such barges are replaced, significant capital outlays would be required. If the number of barges declines over time, our ability to maintain our hauling capacity will be decreased unless we can improve the utilization of the fleet. If these improvements in utilization are not achieved, revenue, earnings and cash flow could decline.

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

Our plans for our transportation business capital investment and organic growth are predicated on efficiency improvements which we expect to achieve through a variety of initiatives, including reduction in stationary days, better power utilization, and improved fleeting, among others. We may not ultimately be able to drive efficiency to the level to achieve our current forecast of tonnage without investing additional capital or incurring additional costs.

We believe that our initiatives will result in improvement in efficiency allowing us to move more tonnage with a smaller fleet. If we do not achieve these expected efficiencies, or do not achieve them as quickly as we plan, we will need to incur higher repair expenses to maintain fleet size by maintaining older barges or invest new capital as we replace retiring capacity. Either of these options would adversely affect our results of operations.

Our cash flows and borrowing facilities may not be adequate for our additional capital needs and, if we incur additional borrowings, our future cash flow and capital resources may not be sufficient for payments of interest and principal of our substantial indebtedness.

Our operations are capital intensive and require significant capital investment. We intend to fund substantially all of our needs to operate the business and make capital expenditures, including adequate investment in our aging boat and barge fleet, through operating cash flows and borrowings. We may need more capital than may be available under the bank revolver and therefore we will be required either to (a) seek to increase the availability under the bank revolver or (b) obtain other sources of financing. If we incur additional indebtedness, the risk that our future cash flow and capital resources may not be sufficient for payments of interest on and principal of our substantial indebtedness would increase. We may not be able to increase the availability under the bank revolver or to obtain other sources of financing on commercially reasonable terms, or at all. If we are unable to obtain additional capital, we may be required to curtail our capital expenditures and we may not be able to invest in our aging barge fleet and to meet our obligations, including our obligations to pay the principal and interest under our indebtedness.

As part of the Company’s growth strategy, we may continue to make selective acquisitions, the integration and consolidation of which may disrupt operations and could negatively impact our business, including our margins.

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

Our transportation division employees are covered by federal maritime laws that may subject us to job-related claims in addition to those provided by state laws.

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

As of June 30, 2007, approximately 1,098 employees were represented by unions. Most of these unionized employees (approximately 1,078) are represented by General Drivers, Warehousemen and Helpers, Local Union No. 89, affiliated with the International Brotherhood of Teamsters, Chauffeurs, Warehousemen and Helpers of America (“Teamsters”), at our Jeffboat shipyard facility under a three year collective bargaining agreement that expires in April 2010. Our remaining unionized employees (approximately 20 individuals) are represented by the International Union of United Mine Workers of America, District 12-Local 2452 at ACL Transportation Services LLC in St. Louis, Missouri under a collective bargaining agreement that expires in November 2007. Although we believe that our relations with our employees and with the recognized labor unions are generally good, we cannot assure that we will not be subject to work stoppages or other labor disruption in the future.

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

Our operations, facilities, properties and vessels are subject to extensive and evolving laws and regulations pertaining to air emissions, water discharges, the handling and disposal of solid and hazardous materials and oil and oil-related products, hazardous substances and wastes, the investigation and remediation of contamination, and health, safety and the protection of the environment and natural resources. As a result, we are involved from time to time in administrative and legal proceedings related to environmental, health and safety matters and have in the past and will continue to incur costs and other expenditures relating to such matters.

In addition to environmental laws that regulate our ongoing operations, we are also subject to environmental remediation liability. Under federal and state laws, we may be liable as a result of the release or threatened release of hazardous substances or wastes or other pollutants into the environment at or by our facilities, properties or vessels, or as a result of our current or past operations, including facilities to which we have shipped wastes. These laws, such as CERCLA, RCRA and OPA 90, typically impose liability and cleanup responsibility without regard to whether the owner or operator knew of or caused the release or threatened release. Even if more than one person may be liable for the investigation and release or threatened release, each person covered by the environmental laws may be held wholly responsible for all of the investigation and cleanup costs. In addition, third parties may sue the owner or operator of a site for damage based on personal injury, property damage or other costs, including investigation and cleanup costs, resulting from environmental contamination.

We are currently involved in two matters relating to the investigation or remediation of locations where hazardous materials have or might have been released or where we or our vendors have arranged for the disposal of wastes. Such matters include situations in which we have been named or are believed to be a “potentially responsible party” under federal or state laws in connection with contamination of these sites. See “Legal Proceedings — Environmental Litigation.”

As of June 30, 2007, we had reserves totaling approximately $0.075 million dollars for environmental matters. Any cash expenditures required to comply with applicable environmental laws or to pay for any remediation efforts will not be reduced or otherwise affected by the existence of the environmental reserves. Our environmental reserves may not be adequate to cover our future costs related to the sites associated with the environmental reserves, and any significant additional costs could adversely affect our financial condition. The discovery of additional sites, the modification of existing laws or regulations or the promulgation of new laws or regulations, more vigorous enforcement by regulators, the imposition of joint and several liability under CERCLA or analogous state laws or OPA 90 and other unanticipated events could also result in a material adverse effect.

We are subject to, and may in the future be subject to disputes, or legal or other proceedings that could involve significant expenditures by us.

The nature of our business exposes us to the potential for disputes or legal or other proceedings from time to time relating to labor and employment matters, personal injury and property damage, product liability matters, environmental matters, tax matters and other matters. Specifically, we are subject to claims on cargo damage from our customers and injury claims from our vessel personnel. These disputes, individually or collectively, could affect our business by distracting our management from the operation of our business. If these disputes develop into proceedings, these proceedings, individually or collectively, could involve significant expenditures. We are currently involved in two environmental matters. See “Legal Proceedings — Environmental Litigation.”

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 11, 2007, the Company announced a stock repurchase program under which the Company is authorized to acquire from time to time up to an aggregate of $200 million in Common Stock (the “Stock Repurchase Program”).

Below is a summary of the Company’s purchases of its Common Stock during the three months ended June 30, 2007 under the Stock Repurchase Program, all of which occurred in June.

Total Number of Shares
	Total Number of		Purchased as Part of Publicly
	Shares Purchased	Average Price	Announced Programs
	(in thousands)	per Share	(in thousands)

June 11 to June 30	5,624	$25.23	5,624

The remaining authorized amount at June 30, 2007 was approximately $58.1 million.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of shareholders was held on May 21, 2007. At the meeting, shareholders:

•	Elected seven directors to serve until the next Annual Meeting of Shareholders and until their respective successors are duly elected and qualified.

•	Ratified the appointment of Ernst and Young LLP as our independent registered public accounting firm for the fiscal year ended December 31, 2007.

	For	Against	Abstain

Clayton K.Yeutter	31,812,090	18,301,421	—
Eugene I. Davis	48,709,441	1,404,070	—
Mark R. Holden	49,410,472	703,039	—
Richard L. Huber	49,152,073	961,438	—
Nils E. Larsen	49,806,320	307,191	—
Emmanuel L. Rouvelas	49,448,432	665,079	—
R. Christopher Weber	49,806,342	307,169	—

	For	Against	Abstain

Ratification of Independent Registered Public Accounting Firm	49,830,593	270,863	12,055

ITEM 6.	EXHIBITS.

Exhibit
No.	Description

10.1	Amendment to the Credit Agreement, dated April 27, 2007, by and among American Commercial Lines LLC, Jeffboat LLC, and ACL Transportation Services LLC, and Wells Fargo Bank, National Association as administrative agent, Bank of America, N.A. and JPMorgan Chase Bank, N.A., as co-syndication agents, Fortis Capital Corp. and LaSalle Bank National Association as co-documentation agents, and Branch Banking and Trust Company, Fifth Third Bank, National City Bank, PNC Bank National Association, SunTrust Bank, U.S. Bank National Association, and Wachovia Bank, N.A. as syndicate members (Incorporated by reference to Exhibit 10.1 to the Current Report of American Commercial Lines Inc. on Form 8-K (File No. 000-51562) filed with the Securities and Exchange Commission on June 13, 2007.
31.1	Certification by Mark R. Holden, Chief Executive Officer, required by Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	Certification by Christopher A. Black, Chief Financial Officer, required by Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1	Certification by Mark R. Holden, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.
32.2	Certification by Christopher A. Black, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.

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
President and Chief Executive Officer

/s/  Christopher A. Black
Christopher A. Black
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: August 7, 2007

INDEX TO EXHIBITS

Exhibit
No.	Description

10.1	Amendment to the Credit Agreement, dated April 27, 2007, by and among American Commercial Lines LLC, Jeffboat LLC, and ACL Transportation Services LLC, and Wells Fargo Bank, National Association as administrative agent, Bank of America, N.A. and JPMorgan Chase Bank, N.A., as co-syndication agents, Fortis Capital Corp. and LaSalle Bank National Association as co-documentation agents, and Branch Banking and Trust Company, Fifth Third Bank, National City Bank, PNC Bank National Association, SunTrust Bank, U.S. Bank National Association, and Wachovia Bank, N.A. as syndicate members (Incorporated by reference to Exhibit 10.1 to the Current Report of American Commercial Lines Inc. on Form 8-K (File No. 000-51562) filed with the Securities and Exchange Commission on June 13, 2007.
31.1	Certification by Mark R. Holden, Chief Executive Officer, required by Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	Certification by Christopher A. Black, Chief Financial Officer, required by Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1	Certification by Mark R. Holden, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.
32.2	Certification by Christopher A. Black, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.