Form 10-Q
period 2007-09-30
AMERICAN COMMERCIAL LINES INC.
filed 2007-11-07
CIK 1324479

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑     No ☐

As of October 25, 2007, there were 50,144,873 shares of the registrant’s common stock, par value $.01 per share, issued and outstanding.

AMERICAN COMMERCIAL LINES INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AMERICAN COMMERCIAL LINES INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Unaudited)
	(In thousands, except shares and per share amounts)

Revenues
Transportation	$217,798	$212,451	$579,796	$568,820
Manufacturing	40,569	54,105	168,029	107,834

Revenues	258,367	266,556	747,825	676,654

Cost of Sales
Transportation	170,234	154,009	469,300	430,693
Manufacturing	41,670	51,972	161,238	99,126

Cost of Sales	211,904	205,981	630,538	529,819

Gross Profit	46,463	60,575	117,287	146,835
Selling, General and Administrative Expenses	15,621	15,514	50,459	46,856

Operating Income	30,842	45,061	66,828	99,979

Other (Income) Expense
Interest Expense	6,486	4,812	12,485	14,520
Debt Retirement Expenses	—	—	23,938	50
Other, Net	(325)	76	(2,046)	(2,213)

Other Expenses	6,161	4,888	34,377	12,357

Income from Continuing Operations Before Income Taxes	24,681	40,173	32,451	87,622
Income Taxes	8,793	15,067	11,729	33,018

Income from Continuing Operations	15,888	25,106	20,722	54,604
Discontinued Operations, Net of Tax	3	3,300	(46)	2,654

Net Income	$15,891	$28,406	$20,676	$57,258

Basic Earnings Per Common Share:
Income from continuing operations	$0.30	$0.41	$0.35	$0.90
Income from discontinued operations, net of tax	—	0.06	—	0.04

Basic Earnings Per Common Share	$0.30	$0.47	$0.35	$0.94

Earnings Per Common Share — Assuming Dilution:
Income from continuing operations	$0.30	$0.40	$0.35	$0.87
Income from discontinued operations, net of tax	—	0.05	—	0.04

Earnings Per Common Share — Assuming Dilution	$0.30	$0.45	$0.35	$0.91

Weighted Average Shares Outstanding
Basic	52,503,013	60,838,238	58,400,464	60,673,182

Diluted	53,788,142	62,865,546	59,834,980	62,718,442

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN COMMERCIAL LINES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2007	2006
	(Unaudited)
	(In thousands, except shares and
	and per share amounts)

ASSETS
Current Assets
Cash and Cash Equivalents	$1,997	$5,113
Accounts Receivable, Net	123,423	102,228
Inventory	66,567	61,504
Deferred Tax Asset	14,808	2,355
Other Current Assets	25,008	25,985

Total Current Assets	231,803	197,185
Properties, Net	509,106	455,710
Investment in Equity Investees	3,803	3,527
Other Assets	20,424	14,581

Total Assets	$765,136	$671,003

LIABILITIES
Current Liabilities
Accounts Payable	$42,437	$53,607
Accrued Payroll and Fringe Benefits	15,605	28,267
Deferred Revenue	18,305	16,803
Accrued Claims and Insurance Premiums	18,894	15,754
Accrued Interest	2,933	4,466
Customer Deposits	8,922	9,145
Other Liabilities	33,102	24,892

Total Current Liabilities	140,198	152,934
Long Term Debt	480,900	119,500
Pension Liability	17,786	16,026
Deferred Tax Liability	25,445	14,014
Other Long Term Liabilities	9,650	9,876

Total Liabilities	673,979	312,350

STOCKHOLDERS’ EQUITY
Common stock; authorized 250,000,000 shares at $.01 par value; 62,549,666 and 61,883,556 shares issued and outstanding as of September 30, 2007 and December 31, 2006, respectively	626	619
Treasury Stock 12,404,793 and 172,320 shares at September 30, 2007 and December 31, 2006, respectively	(309,488)	(3,207)
Other Capital	277,511	259,409
Retained Earnings	124,741	104,065
Accumulated Other Comprehensive Loss	(2,233)	(2,233)

Total Stockholders’ Equity	91,157	358,653

Total Liabilities and Stockholders’ Equity	$765,136	$671,003

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN COMMERCIAL LINES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2007	2006
	(Unaudited)
	(In thousands)

OPERATING ACTIVITIES
Net Income	$20,676	$57,258
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	36,765	36,731
Debt Retirement Expenses	23,938	50
Debt Issuance Cost Amortization	313	782
Deferred Taxes	11,431	8,176
Gain on Property Dispositions	(1,481)	(43)
Share-Based Compensation	5,178	3,817
Other Operating Activities	698	2,797
Changes in Operating Assets and Liabilities:
Accounts Receivable	(21,196)	(33,959)
Inventory	(1,718)	(14,192)
Accrued Interest	(1,533)	(3,144)
Other Current Assets	1,040	(22,868)
Accounts Payable	(4,333)	(5,028)
Other Current Liabilities	(11,003)	36,752

Net Cash Provided by Operating Activities before Reorganization Items	58,775	67,129
Reorganization Items Paid	(33)	(349)

Net Cash Provided by Operating Activities	58,742	66,780
INVESTING ACTIVITIES
Property Additions	(82,081)	(58,681)
McKinney Acquisition	(15,573)	—
Investment in Summit Contracting	(6,186)	—
Proceeds from Property Dispositions	4,344	688
Other Investing Activities	(2,578)	(1,515)

Net Cash Used in Investing Activities	(102,074)	(59,508)
FINANCING ACTIVITIES
Revolving Credit Facility Borrowings	480,900	(6,700)
2015 Senior Note Repayments	(119,500)	(500)
Tender Premium Paid	(18,390)	—
Outstanding Checks	(6,837)	(13,553)
Debt Costs	(2,235)	(13)
Tax Benefit of Share Based Compensation	10,930	4,063
Exercise of Stock Options	2,001	820
Acquisition of Treasury Stock	(6,187)	(3,018)
Stock Repurchase Program	(300,094)	—
Other Financing Activities	(372)	(5)

Net Cash Provided by (Used in) Financing Activities	40,216	(18,906)
Net Decrease in Cash and Cash Equivalents	(3,116)	(11,634)
Cash and Cash Equivalents at Beginning of Period	5,113	13,959

Cash and Cash Equivalents at End of Period	$1,997	$2,325

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN COMMERCIAL LINES INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

						Accumulated
						Other
	Common Stock		Treasury	Other	Retained	Comprehensive
	Shares	Amount	Stock	Capital	Earnings	(Loss)	Total
	(Unaudited)
	(Shares and dollars in thousands)

Balance at December 31, 2006	61,711	$619	$(3,207)	$259,409	$104,065	$(2,233)	$358,653
Amortization of Restricted Stock, Stock Options, Performance Shares and Restricted Stock Units	—	—	—	5,178	—	—	5,178
Excess Tax Benefit of Share-based Compensation	—	—	—	10,930	—	—	10,930
Exercise of Stock Options	521	6	—	1,995	—	—	2,001
Issuance of Restricted Stock Units and Performances Shares	145	1	—	(1)	—	—	—
Acquisition of Treasury Stock	(177)	—	(6,187)	—	—	—	(6,187)
Stock Repurchase Program	(12,055)	—	(300,094)	—	—	—	(300,094)
Net Income	—	—	—	—	20,676	—	20,676

Balance at September 30, 2007	50,145	$626	$(309,488)	$277,511	$124,741	$(2,233)	$91,157

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

The assets of ACL consist principally of its ownership of all of the stock of Commercial Barge Line Company, a Delaware corporation (“CBL”). The assets of CBL consist primarily of its ownership of all of the equity interests in American Commercial Lines LLC, ACL Transportation Services LLC and Jeffboat LLC, Delaware limited liability companies and their subsidiaries. Although CBL is responsible for corporate income tax, neither ACL nor CBL conducts any operations independent of such ownership.

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

Beginning in the second quarter of 2007, ocean-going vessels became a material portion of the production volume of the manufacturing segment. These vessels are significantly more expensive and take substantially longer to construct than typical barges for use on the Inland Waterway System. We use the percentage-of-completion method of recognizing revenue and expenses related to the construction of these longer-term production vessels. These vessels have expected construction periods of over 90 days in length and include ocean-going barges and towboats, which we expect to begin producing in the future. We use the completed contract method for barges built for Inland Waterway use which typically have construction periods of 90 days or less.

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Effective January 1, 2007 we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 requires that we recognize in our financial statements the impact of tax positions if those positions are more likely than not of being realized, based on the technical merits of the positions. There was no cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings, due primarily to fresh start accounting for tax purposes adopted upon the emergence of the Company’s predecessor from bankruptcy in January, 2005. The Company currently has no unrecorded tax benefits. The Company also has no amounts accrued for interest and penalties at this time. Tax years 2005 and forward remain open to examination by the major taxing jurisdictions to which we are subject.

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

Per share data is based upon the average number of shares of common stock of ACL, par value one cent per share (“Common Stock”), outstanding during the relevant period. Basic earnings per share are calculated using only the average number of issued and outstanding shares of Common Stock. Diluted earnings per share, as calculated under the treasury stock method, include the average number of shares of additional Common Stock issuable for all dilutive stock options, restricted stock, restricted stock units and performance share units whether or not currently exercisable. In early 2006 and in early 2007, performance share units were issued to certain management personnel. These units contain specific long-term, performance-based criteria which must be met prior to the vesting of the awards. As of the end of the period these conditions have not yet been met. At the end of each period the cumulative performance against the long-term, performance-based criteria of each grant is evaluated based on performance to date applicable to each award. During the quarter ended September 30, 2007, the evaluation of cumulative performance relative to the 2006 award, unlike all prior periods since the grant date, indicated that these contingently issuable shares should no longer be included in the computation of diluted earnings per share (See Note 12 — Share-based Compensation).

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The 2007 grant has been excluded from the computation of fully diluted earnings per share in all periods since grant date as performance against the long-term, performance-based criteria in that grant at the balance sheet date is currently not sufficient for vesting on the performance date. Each grant will be evaluated based on cumulative performance each quarter to determine potential inclusion in the calculation. The impact of discontinued operations (See Note 10) on basic and diluted earnings per share in all periods is presented on the face of the condensed consolidated income statements. The weighted average number of shares used in computing basic and diluted earnings per common share from continuing operations, discontinued operations and net income, as presented on the face of the condensed consolidated income statements are as follows.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Weighted average common shares outstanding (used to calculate basic earnings per share)	52,503,013	60,838,238	58,400,464	60,673,182
Shares if all dilutive potential common shares outstanding during the period were exercised	1,285,129	2,027,308	1,434,516	2,045,260

Shares used to calculate diluted EPS	53,788,142	62,865,546	59,834,980	62,718,442

Note 3.	Stockholders’ Equity

On June 7, 2007 and August 13, 2007 the Board of Directors authorized share repurchases, either in the open market or in private transactions, of up to $200,000 and $150,000, respectively, of ACL’s outstanding Common Stock. Shares repurchased under each authorization between June 19, 2007 and September 30, 2007 are as summarized in the following table. All of the purchases under the authorization were made in the open market. Additionally, under the terms of the Company’s share-based compensation plans, shares of ACL Common Stock are acquired from time to time as a result of cashless exercises of share-based compensation. Shares are acquired at market value. The number of shares acquired are equal to the statutory withholding taxes applicable to the exercise, divided by the market price at exercise.

	Number of Shares		Number of Shares		Dollar Value		Dollar Value
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2007	2006	2007	2006	2007	2006	2007	2006

$200,000 Repurchase Plan	2,200	—	7,825	—	$58,208	$—	$200,112	$—
$150,000 Repurchase Plan	4,230	—	4,230	—	99,982	—	99,982	—
Cashless exercises	1	—	177	166	18	—	6,187	3,018

Total	6,431	—	12,232	166	158,208	—	306,281	3,018

Note 4.	Debt

	September 30,	December 31,
	2007	2006

Bank Revolver	$480,900	$—
2015 Senior Notes	—	119,500

Long Term Debt	$480,900	$119,500

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On April 27, 2007, the Company entered into an agreement which provided for a five-year $400,000 credit facility with a $200,000 expansion option. The new bank revolver replaced the previous $250,000 asset-based revolver that was entered into on February 11, 2005. On August 17, 2007, the Company elected to utilize the $200,000 expansion option and obtained lender commitments for the additional $200,000 which increased the total facility size to $600,000. Bank commitment fees and costs of the amendment for the expansion of the facility totaling $2,271 are included in Other Assets in the accompanying condensed consolidated balance sheet at September 30, 2007 and will be amortized over the life of the facility. The new credit facility contains less restrictive covenants, particularly as to potential acquisitions. The new credit facility bears interest at LIBOR plus a margin based on the consolidated leverage ratio as defined in the amended agreement. At September 30, 2007 the margin was 75 basis points. Total available credit as of September 30, 2007 was $116,799 based on total available credit less the outstanding revolver amount and outstanding letters of credit totaling $2,301 under the facility.

Unamortized debt issuance costs related to the asset-based revolver of $2,189 were written off in the second quarter, 2007 when it was terminated and were recorded in Debt Retirement Expenses in the condensed consolidated income statements.

On January 30, 2007, holders of $119,500 or 100% of the outstanding principal amount of the Company’s 9.5% Senior Notes tendered their Notes and delivered consents to the proposed amendments. Holders of the Notes received, on January 31, 2007, total consideration equal to $1,153.89 per $1,000.00 principal amount of the Notes tendered, or 115.389% of their par value, plus accrued and unpaid interest up to, but not including, the consent date, resulting in $18,390 of Debt Retirement Expenses. Unamortized debt issuance costs of $3,359 related to the Senior Notes (included in other assets in the accompanying condensed consolidated balance sheet at December 31, 2006) were written off as of the date of the tender. The excess tender premium and the write-off of the debt issuance costs are recorded in Debt Retirement Expenses on the condensed consolidated income statements.

Note 5.	Inventory

Inventory is carried at the lower of cost (based on a weighted average method) or market. During the third quarter, 2007 a reserve of $2,600 and write-downs of $700 were recorded related to certain non-recoverable costs previously capitalized as work in process inventories. Inventories in the condensed consolidated balance sheets consists of the following.

	September 30,	December 31,
	2007	2006

Raw Materials	$19,037	$19,818
Work in Process	26,546	22,001
Parts and Supplies	20,984	19,685

	$66,567	$61,504

Note 6.	Income Taxes

Due to the tax status of the operating entities, which are each single member limited liability companies, the first tier corporate parent reports and pays all United States income taxes for the group.

The effective rate for income tax is equal to the federal and state statutory rates after considering the deductibility of state income taxes for federal income taxes purposes and the impact of depreciation of the excess of the tax basis of certain depreciable assets over their book basis. During the third quarter the Company’s effective tax rate was reduced to 36.1% compared to 37.8% in the second quarter. The reduction in the tax rate was due to return reconciliation adjustments and the significance of permanent differences to the lowered forecasted full year estimate of income from continuing operations before income taxes.

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7.	Employee Benefit Plans

A summary of the Company’s pension and post-retirement plan components follows.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Pension Components:
Service cost	$1,242	$1,251	$3,726	$3,753
Interest cost	2,251	2,143	6,753	6,429
Expected return on plan assets	(2,900)	(2,739)	(8,700)	(8,217)
Amortization of unrecognized losses	—	40	—	120

Net periodic benefit cost	$593	$695	$1,779	$2,085

Post-retirement Components:
Service cost	$49	$80	$147	$240
Interest cost	142	161	426	483
Amortization of net gain	(5)	—	(15)	—

Net periodic benefit cost	$186	$241	$558	$723

Note 8.	Business Segments

The Company has two reportable business segments: transportation and manufacturing. The Company’s transportation segment includes barge transportation operations and fleeting facilities that provide fleeting, shifting, cleaning and repair services at various locations along the Inland Waterways. The manufacturing segment manufactures marine equipment for external customers, as well as for the Company’s fleet. All of the Company’s international operations are excluded from segment disclosures due to the reclassification of those operations to discontinued operations (See Note 10).

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

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Statement of Operating Income by Reportable Segment

	Reportable Segments		Intersegment
	Transportation	Manufacturing	Elimination	Total
	(Dollars in thousands)

Three months ended September 30, 2007
Total revenue	$218,165	$79,295	$(39,093)	$258,367
Intersegment revenues	367	38,726	(39,093)	—

Revenue from external customers	217,798	40,569	—	258,367
Operating expense
Materials, supplies and other	75,937	—	—	75,937
Rent	6,313	—	—	6,313
Labor and fringe benefits	27,977	—	—	27,977
Fuel	44,341	—	—	44,341
Depreciation and amortization	11,341	—	—	11,341
Taxes, other than income taxes	4,222	—	—	4,222
Loss on disposition of equipment	103	—	—	103
Cost of goods sold	—	41,670	—	41,670

Total cost of sales	170,234	41,670	—	211,904
Selling, general & administrative	14,734	887	—	15,621

Total operating expenses	184,968	42,557	—	227,525

Operating income (loss)	$32,830	$(1,988)	$—	$30,842

	Reportable Segments		Intersegment
	Transportation	Manufacturing	Elimination	Total

Three months ended September 30, 2006
Total revenue	$212,613	$54,661	$(718)	$266,556
Intersegment revenues	162	556	(718)	—

Revenue from external customers	212,451	54,105	—	266,556
Operating expense
Materials, supplies and other	66,229	—	—	66,229
Rent	6,045	—	—	6,045
Labor and fringe benefits	23,338	—	—	23,338
Fuel	42,560	—	—	42,560
Depreciation and amortization	11,394	—	—	11,394
Taxes, other than income taxes	4,532	—	—	4,532
Gain on disposition of equipment	(89)	—	—	(89)
Cost of goods sold	—	51,972	—	51,972

Total cost of sales	154,009	51,972	—	205,981
Selling, general & administrative	14,229	1,285	—	15,514

Total operating expenses	168,238	53,257	—	221,495

Operating income	$44,213	$848	$—	$45,061

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Reportable Segments		Intersegment
	Transportation	Manufacturing	Elimination	Total
	(Dollars in thousands)

Nine Months ended September 30, 2007
Total revenue	$580,472	$213,193	$(45,840)	$747,825
Intersegment revenues	676	45,164	(45,840)	—
Revenue from external customers	579,796	168,029	—	747,825

Operating expense
Materials, supplies and other	205,652	—	—	205,652
Rent	18,550	—	—	18,550
Labor and fringe benefits	80,893	—	—	80,893
Fuel	118,732	—	—	118,732
Depreciation and amortization	34,894	—	—	34,894
Taxes, other than income taxes	12,060	—	—	12,060
Gain on disposition of equipment	(1,481)	—	—	(1,481)
Cost of goods sold	—	161,238	—	161,238

Total cost of sales	469,300	161,238	—	630,538
Selling, general & administrative	47,625	2,834	—	50,459

Total operating expenses	516,925	164,072	—	680,997

Operating income	$62,871	$3,957	$—	$66,828

	Reportable Segments		Intersegment
	Transportation	Manufacturing	Elimination	Total

Nine Months ended September 30, 2006
Total revenue	$569,308	$153,322	$(45,976)	$676,654
Intersegment revenues	488	45,488	(45,976)	—

Revenue from external customers	568,820	107,834	—	676,654
Operating expense
Materials, supplies and other	182,403	—	—	182,403
Rent	16,552	—	—	16,552
Labor and fringe benefits	65,997	—	—	65,997
Fuel	118,665	—	—	118,665
Depreciation and amortization	33,936	—	—	33,936
Taxes, other than income taxes	13,184	—	—	13,184
Gain on disposition of equipment	(44)	—	—	(44)
Cost of goods sold	—	99,126	—	99,126

Total cost of sales	430,693	99,126	—	529,819
Selling, general & administrative	42,803	4,053	—	46,856

Total operating expenses	473,496	103,179	—	576,675

Operating income	$95,324	$4,655	$—	$99,979

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9.	Acquisitions and Dispositions

On February 28, 2007, the Company purchased twenty towboats and related equipment and supplies from the McKinney group of companies (“McKinney”) for $15,573 in cash. The transaction doubled the size of ACL’s Gulf-region towboat fleet. In addition, subsequent to the asset acquisition the Company was able to hire the majority of the experienced McKinney pilots and crew to staff the vessels. The McKinney companies, which included McKinney Towing Inc., Slidell Towing Inc., McKinney Marine Inc., McKinney Inland LLC, McKinney Harbor Towing Inc., McKinney Industries Inc., and McKinney Salvage and Heavy Lift, were a third-generation organization that provided towing, harbor, salvage and related services on the U.S. Inland Waterways. From the acquisition date, revenues and costs and expenses of the acquired assets are recorded as a part of the transportation segment results of operations. The purchase price was allocated as follows.

Current Assets	$961
Properties — Net	12,512
Goodwill	2,100

Purchase Price	$15,573

On May 15, 2007, the Company acquired 3,000 convertible preferred units of Summit Contracting, LLC (“Summit”) for $6,186. The preferred units have a cumulative annual distribution of 8% per annum. The Summit investment is carried at cost and included in other assets on the condensed consolidated balance sheet at September 30, 2007.

During the second quarter of 2007, the Company acquired 35 hopper barges that it had previously leased under expiring operating leases for a total purchase price of $4,460.

During the first quarter 2007, the current market value of two boats held for sale was determined to exceed the carrying value of the boats prior to previously recorded impairment charges. Due to this change in estimated market value, previously recognized impairment charges of $583 were reversed in the first quarter of 2007, based on a more current assessment of market value. One of the two boats was sold at a small gain during the second quarter, 2007. The other boat continues to be actively marketed.

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

			Nine Months Ended
	Three Months Ended September 30,		September 30,
	2007	2006	2007	2006

Revenue	$—	$11,290	$—	$18,156
Cost of Sales	—	4,269	84	11,882
Selling, General and Administrative	—	1,261	49	2,354
Other Expense (Income)	(4)	807	(59)	385

Income (Loss) from Discontinued Operations Before Income Tax	4	4,953	(74)	3,535
Income Tax (Benefit)	1	1,653	(28)	881

Income (Loss) from Discontinued Operations	$3	$3,300	$(46)	$2,654

Note 11.	Contingencies

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

At September 30, 2007, approximately 20 employees of the Company’s transportation segment involved in terminal operation were represented by a labor union under a contract set to expire in November, 2007. Negotiations have begun with the represented employees. Failure to successfully negotiate a new contract with the represented employees could disrupt a portion of the transportation segment’s coal shipments.

The Company reported to and discussed with the Securities and Exchange Commission (the “SEC”) circumstances surrounding an e-mail sent by the Company’s Chief Financial Officer on June 16, 2007 and the Company’s filing of a Form 8-K on June 18, 2007. The Company does not believe that any inquiry by the SEC into these events will have a material impact on the Company. However, there can be no assurance that the SEC will not take any action against the Company or any of its employees.

On February 2, 2007, the Bankruptcy Court issued a final decree and ordered that the estate of the predecessor of the Company had been fully administered and the Chapter 11 case was closed.

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12.	Share-based Compensation

During the quarter ended September 30, 2007, no new awards were granted under the Company’s share-based compensation plans (the “Plans”). During the nine months ended September 30, 2007, the following share-based awards were issued to directors and employees under existing Plans: stock options for 183,704 shares with a strike price of $36.05, 236,150 restricted stock units and 32,010 performance shares. The terms of all of the awards were essentially the same as prior grants under the Plans. Restricted stock units and performance shares fair value was $36.05, the closing price on the date of grant. Stock option grant date fair values are determined at the date of grant using a Black-Scholes option pricing model, a closed-form fair value model, based on market prices at the date of grant. The dividend yield, weighted average risk free interest rate, expected term and volatility were 0.0%, 4.8%, 6 years, and 39.5%, respectively. Options granted had a computed fair value of $16.48 per option. During the quarter ended September 30, 2007, previously granted restricted stock units (2,426 shares) vested. During the nine months ended September 30, 2007, previously granted restricted shares (353,780 shares) and restricted stock units (135,870 units) vested and 521,252 stock options were exercised.

During the quarter ended September 30, 2007, based on a decline in the cumulative performance against the long-term, performance-based criteria defined in the 2006 award of performance units, the previously recorded expense of $524 was reversed because it is no longer probable that they will vest.

Note 13.	Subsequent Events

On October 1, 2007 the Company acquired substantially all the of the operating assets and certain liabilities of Seattle, Washington-based Elliott Bay Design Group, Ltd. (“EBDG”) a naval architecture and marine engineering firm for approximately $4,750 in cash and certain other contingent consideration. As a new wholly-owned subsidiary, Elliott Bay Design Group LLC, will continue to provide naval architecture, marine engineering and production support to its many customers in the commercial marine industry, while providing ACL with expertise in support of its transportation and marine manufacturing businesses.

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

Results of Operations.  This section provides an analysis of the Company’s results of operations for the three and nine months ended September 30, 2007 compared to the results of operations for the three and nine months ended September 30, 2006.

Liquidity and Capital Resources.  This section provides an overview of the Company’s sources of liquidity, a discussion of the Company’s debt that existed as of September 30, 2007 and an analysis of the Company’s cash flows for the nine months ended September 30, 2007 and September 30, 2006.

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

OVERVIEW

Our Business

We are one of the largest and most diversified marine transportation and services companies in the United States, providing barge transportation and related services under the provisions of the Jones Act, as well as the manufacturing of barges, towboats and other vessels, including ocean-going liquid tank barges. We are the second largest provider of dry cargo barge transportation and liquid tank barge transportation on the United States

Inland Waterways, consisting of the Mississippi River System, its connecting waterways and the Gulf Intracoastal Waterway (the “Inland Waterways”), accounting for 14.8% of the total inland dry cargo barge fleet and 13.2% of the total inland liquid cargo barge fleet as of December 31, 2006, according to Informa Economics, Inc., a private forecasting service (“Informa”). Our manufacturing subsidiary, Jeffboat LLC, was the second largest manufacturer of dry cargo barges in the United States in 2006 according to Criton Corporation, publisher of River Transport News. We believe this also approximates our ranking in terms of construction of liquid tank barges (including both inland and ocean-going liquid tank barges). We provide additional value-added services to our customers, including warehousing, third-party logistics through our BargeLink LLC joint venture, and container handling services between Chicago and New Orleans. Our operations incorporate advanced fleet management practices and information technology systems, including our proprietary ACL Trac real-time GPS barge tracking system, which allow us to effectively manage our fleet. All of the Company’s international operations have been recorded as discontinued operations in all periods presented due to the sale of all remaining international operations in 2006. Operations ceased in the Dominican Republic in the third quarter 2006 and operations ceased in Venezuela in the fourth quarter 2006 (See Note 10 — Discontinued Operations).

The Industry

Transportation Industry:  Barge market behavior is driven by the fundamental forces of supply and demand, influenced by a variety of factors including the size of the Inland Waterways barge fleet, local weather patterns, navigation circumstances, domestic and international consumption of agricultural and industrial products, crop production, trade policies, foreign exchange rates and the price of steel. According to Informa, from 1998 to 2006, the Inland Waterways fleet size was reduced by 2,395 dry cargo barges and 99 liquid tank barges for a total reduction of 2,494 barges, or 10.8%. The 2006 year-end Inland Waterways fleet consisted of 17,885 dry cargo barges and 2,809 liquid tank barges or a combined total of 20,694 barges. Industry data for 2006 indicates that 2006 was the first year in eight years that more barges were built than scrapped, with nominal net additions of 15 liquid tank barges and 12 dry cargo barges or an increase of 0.1%. This overall level, therefore, represents the second lowest number of barges in operation within our industry since 1992. Competition is intense for barge freight transportation. The top five carriers (by fleet size) of dry and liquid barges comprise over 60% of the industry fleet in each sector as of December 31, 2006. The average economic useful life of a dry cargo barge is generally estimated to be between 25 and 30 years and between 30 and 35 years for liquid tank barges.

The demand for dry cargo freight on the Inland Waterways is driven by the production volumes of dry bulk commodities transported by barge as well as the attractiveness of barging as a means of freight transportation. Historically, the major drivers of demand for dry cargo freight are coal for utility companies, industrial and coke producers, and export markets; construction commodities such as cement and limestone; and coarse grain, such as corn and soybeans, for export markets. Other commodity drivers include products used in the manufacturing of steel, finished and partially-finished steel products, ores, salt, gypsum, fertilizer and forest products. The demand for our liquid freight is driven by the demand for bulk chemicals used in domestic production, including styrene, methanol, ethylene glycol, propylene oxide, caustic soda and other products. It is also affected by the demand for clean petroleum products and agricultural-related products such as ethanol, vegetable oil, bio-diesel and molasses. Additionally, the volume of goods imported through the port of New Orleans impacts freight demand.

Freight rates in both the dry and liquid freight markets are a function of the relationship between the amount of freight demand for these commodities and the number of available barges. Certain spot rate contracts, particularly for grain, are subject to significant seasonal fluctuations. We believe that the supply demand relationship for liquid freight will remain steady with freight rates moderately higher.

For purposes of industry analysis, the commodities transported in the Inland Waterways can be broadly divided into four categories: grain, bulk, coal, and liquids. Using these broad cargo categories the following graph depicts the total millions of tons shipped through the United States Inland Waterways for the three and nine months ended September 30, 2007 and September 30, 2006 by all carriers according to the US Army Corps of Engineers (the “Corps”) Waterborne Commerce Statistics Center data. The Corps does not estimate ton-miles, which we believe is a more accurate volume metric. Note that the most recent periods are typically estimated for the Corps’ purposes by lockmasters and retroactively adjusted as shipper data is received.

Source: U.S. Army Corps of Engineers Waterborne Commerce Statistics Center

The Manufacturing Industry:  Our manufacturing segment competes with companies also engaged in building equipment for use on both the Inland Waterway System and in ocean-going trade. Based on available industry data, we believe our manufacturing segment is the second largest manufacturer of dry cargo and liquid tank barges for Inland Waterways use in the United States. Due to the relatively long life of the vessels produced by inland shipyards and the relative oversupply of barges built in the late 1970’s and early 1980’s there has only recently been a resurgence in the demand for new barges as older barges are retired or liquid tank barges are made obsolete by U.S. Coast Guard requirements. This heightened demand may ultimately increase the competition within the segment.

Consolidated Financial Overview

During the second and third quarters of 2007, the Company substantially increased its leverage by reacquiring $300 million of its common stock in the open market. This represented almost 20% of the previously outstanding shares. The acquisition was funded with proceeds of borrowing under the Company’s $600 million credit facility and increased our debt to rolling 12 months EBITDA ratio to 2.74 to 1 at September 30, 2007.

In the three months ended September 30, 2007, the Company had net income of $15.9 million compared to net income of $28.4 million in the three months ended September 30, 2006, a decline of 44.1%.

For the nine months ended September 30, 2007 the Company had net income of $20.7 million compared to $57.3 million in the same period of the prior year. In the nine months ended September 30, 2007 after-tax debt retirement expenses of $15.3 million were incurred on both the retirement of the asset-based revolver in the second quarter of 2007 and on the retirement of the Company’s 9 1/2% Senior Notes in the first quarter of 2007. The retirement of the asset-based revolver and the Senior Notes is also discussed in the footnotes to the condensed consolidated financial statements and in the Liquidity and Capital Resources section. Exclusive of those expenses, income decreased $21.3 million or 37.2% for the nine months ended September 30, 2007 compared to the same period of the prior year.

For the three months ended September 30, 2007 EBITDA was $43.1 million, a decline of 30.4% over the same period of the prior year. EBITDA as a percent of combined revenue (inclusive of revenue from discontinued operations) declined to 16.7% for the third quarter of 2007 compared to 22.3% for the third quarter of 2006 (See the table at the end of this Consolidated Financial Overview and Selected Financial Data for a definition of EBITDA and a reconciliation of EBITDA to consolidated net income).

For the nine months ended September 30, 2007 EBITDA was $105.3 million, a decline of 25.8% over the same period of the prior year. EBITDA as a percent of combined revenue (inclusive of revenue from discontinued operations) declined to 14.1% for the nine months ended September 30, 2007 compared to 20.4% for the nine months ended September 30, 2006.

The $12.5 million decline in third quarter, 2007 net income compared to the third quarter, 2006 was driven by lower operating margins in both segments, lower net income from the international operations that were discontinued in the third and fourth quarter of 2006, and higher interest expense partially offset by lower income tax expense. Selling, general and administrative expenses were essentially flat to the same period of the prior year.

External sales levels from the manufacturing segment declined $13.5 million due to building more barges for the transportation segment during the quarter compared to the same quarter of the prior year. This decline drove the consolidated revenue decline in the quarter. Labor inefficiencies in the shipyard driven by the production ramp-up, and higher average labor rates resulted in lower operating margins in the manufacturing segment in the third quarter, 2007 compared to the third quarter, 2006. Additionally, a total of $3.3 million in inventory valuation adjustments related to work in process inventories was made in the quarter and resulted in a small net loss for the manufacturing segment in the quarter.

Revenues per average barge increased 14.9% in the third quarter, 2007 over their third quarter, 2006 level. Non-affreightment revenues, particularly liquid charter and day rate contracts and fleeting, shifting and towing revenues, increased more than 45% over the prior year quarter, more than offsetting declines in revenue from affreightment contracts during the same period. During the third quarter, we operated 10.8% fewer barges on average than in the same period of the prior year. Consistent with the industry as a whole, but to a lesser extent, affreightment revenues were impacted by lower volumes of both grain and bulk in the quarter compared to last year. Industry grain and bulk volumes were 10.8% below the hurricane-impacted 2005 levels and 23.6% below the previous five year average excluding the 2005 hurricane impact.

Lower transportation operating margins in the third quarter, 2007 compared to the same period of 2006, were driven by lower grain and coal affreightment pricing per ton-mile, approximately 10% lower grain and bulk ton-mile volumes, and by higher operating costs. The margin impact of these factors was partially offset by higher pricing on our liquids and bulk portfolios, and higher coal volume.

The increased operating costs in the third quarter of 2007 were driven by higher labor costs, both from increased headcount and higher wage rates; vessel training costs; boat and barge repair expense; outside shifting and towing; barge claims; and increased fuel expenses. Fuel per gallon prices increased almost 5.4%, more than offsetting the small decline in consumption.

Income excluding debt retirement costs in the nine months ended September 30, 2007 declined $21.3 million as compared to net income in the nine months ended September 30, 2006.

Similar to the factors cited in the quarter-over-quarter overview, year-to-date non-affreightment revenues exceeded the prior year by 43%. On a year-to-date basis, grain volume and pricing comparisons to the prior year period are more negative than in the quarter. Bulk cargo comparative volume continued to weaken in the third quarter, while coal volume remained strong. Labor and fringe benefits, boat and barge repairs, and training expense increases contributed to the margin decline on a year-over-year basis. Manufacturing margins declined approximately two percentage points, driven by labor inefficiencies and higher labor rates, resulting in lower operating income on a $60 million increase in sales. Unlike the quarter comparative, interest expense year-to-date is lower than the prior year due to lower average outstanding balances and lower effective interest rates (prior to the funding of the share repurchase program). Additionally, on a year-to-date basis income from international operations in 2006 exceeded the small year-to-date loss in 2007. Also, year-to-date fuel expenses, contrary to the third quarter comparative, were lower than the prior year.

Through September 30, 2007, we invested $36.3 million in new barges, $23.4 million in improvements to the existing boat and barge fleet, $3.6 million in improvements to our shipyard, $13.9 million in improvements to our support facilities, (including our marine services facilities along the Inland Waterways) and $2.9 million in information technology. Additionally, the Company completed an acquisition of 20 towboats formerly operated by the McKinney companies for a cash purchase price of approximately $15.6 million, made a minority investment in Summit Contracting of $6.2 million and acquired 35 hopper barges that it had previously leased under expiring operating leases for a purchase price of $4.5 million.

We operate in two business segments: transportation and manufacturing.

Transportation

In recent years the attractive nature of non-affreightment charter and day rate contracts have absorbed more of our available tank barge fleet, resulting in a reduction in the ratio of our affreightment revenues to total transportation segment revenues.

Affreightment contracts, for both the three and nine months ended September 30, 2007, comprised approximately 74% or $162.6 million and $428.4 million, respectively, of the Company’s transportation segment’s total revenues compared to, for the three and nine months ended September 30, 2006, approximately 81% or $173.1 million and $460.3, respectively. Under such contracts our customers hire us to move cargo for a per ton rate from an origin point to a destination point along the Inland Waterways on the Company’s barges, pushed primarily by the Company’s towboats. Affreightment contracts include both term and spot market arrangements. The Company is responsible for tracking and reporting the tonnage moved under such contracts.

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

During the three and nine months ended September 30, 2007 there were on average 37 and 32, respectively, more liquid tank barges serving customers under charter/day rate contracts than in the comparable periods of the prior year. This average increase represented 9.7% and 8.5% for the quarter and year-to-date respectively, of our average liquid tank fleet during those periods. The increase in the number of average barges, favorable pricing and operating efficiencies in the liquid fleet drove charter and day rate revenue up 47% and 55% in the three and nine months ended September 30, 2007 over the comparable periods of the prior year. Additionally, this caused gross ton-miles reported under affreightment contracts to be lower than if there had been no shift in barge deployment.

Key operating statistics regarding our transportation segment are summarized in the following table.

Key operating statistics

		% Change to Prior		% Change to Prior
	Three Months Ended	Year Quarter	Nine Months Ended	Year YTD
	September 30, 2007	Increase (Decrease)	September 30, 2007	Increase (Decrease)

Ton-miles (000’s) and rates per mile:
Total Dry	9,535,774	(3.7)%	27,055,002	(4.8)%
Ton-miles per average dry affreightment barge	3,900	10.4%	10,838	6.7%
Total Liquid	852,949	(9.1)%	2,418,430	(15.2)%
Ton-miles per average liquid affreightment barge	3,559	2.4%	9,804	(3.4)%
Total affreightment ton-miles	10,388,723	(4.2)%	29,473,432	(5.7)%
Total ton-miles non-affreightment	1,176,630	28.6%	3,028,441	25.0%
Total ton-miles	11,565,353	(1.6)%	32,501,873	(3.5)%
Ton-miles per average affreightment barge	3,869	9.7%	10,745	5.8%
Rates per ton mile/Revenues per average barge:
Decrease in dry rate per ton mile		(2.9)%		(2.2)%
Decrease in fuel neutral dry rate per ton mile		(3.7)%		(1.5)%
Increase in liquid rate per ton mile		8.5%		10.9%
Increase in fuel neutral liquid rate per ton mile		6.8%		12.2%
Overall rate per ton mile	$15.70	(1.6)%	$14.57	(1.1)%
Overall fuel neutral rate per ton mile	$15.55	(2.6)%	$14.68	(0.3)%
Revenue per average barge operated	$76,662	14.9%	$197,545	10.3%
Fuel Price and Volume Data:
Fuel price per gallon	$2.21	5.4%	$1.99	0.5%
Fuel Gallons	20,097	(1.2)%	59,522	(0.4)%
Revenue data (in thousands):
Affreightment revenue	$162,551	(5.8)%	$428,374	(6.7)%

Towing	17,839	31.5%	45,765	28.7%
Charter and Day rate	18,023	47.3%	46,743	55.5%
Demurrage	10,213	6.9%	31,880	11.6%
Other	9,172	236.7%	27,034	124.4%

Non-affreightment revenue	$55,247	45.1%	$151,422	42.5%

Total transportation revenue	$217,798	2.5%	$579,796	1.9%

For affreightment contracts, ton-miles decreased 4.2% in the quarter and 5.7% for the nine months ended September 30, 2007 compared to the same periods of 2006. Total dry affreightment declined 3.7% and liquid affreightment declined 9.1% in the quarter. However, total revenues per average barge increased 14.9% in the quarter and 10.3% year-to-date due to higher revenue from charter/day rate contracts, higher scrapping and fleeting services, higher demurrage, higher outside towing and, on average, 343 and 240 less barges operated compared to the same periods in 2006.

Our liquid portfolio, considering both affreightment and contract/day rate business, has been up on both a current quarter and a year-to-date basis. Total liquid cargo affreightment tonnage was impacted by the shift of an average of 37 and 32 barges, for the quarter and year-to-date, respectively, into charter and day rate towing. Revenues from charter and day rate contracts increased approximately 47% for the quarter and 55% year-to-date compared to the same periods of 2006 due primarily to higher available pricing for these contracts, the strategic shift in asset deployment and operating efficiencies in the liquids fleet.

Industry estimates indicate that grain and bulk cargo volumes were down 14% and 33% respectively in the quarter and 11% and 22% respectively on a year-to-date basis when compared to the same periods of the prior year. Though still down compared to the prior year, our third quarter, 2007 volume results were better than industry indicators.

Our dry business on both a quarter and year-to-date basis has been impacted by significant weakness in both grain volume and pricing compared to the prior year. Though grain pricing has improved from the lower levels earlier in 2007 as the harvest season has progressed, it remained down 5.6% in the third quarter and 8.7% year-to-date from the prior year’s level. Our grain ton-mile volume declined 11% in the quarter and 16% year-to-date. We believe that two factors have driven the decline in grain demand. First, the absence in the current year of the significant carryover grain demand experienced in the first half of 2006 as a result of the 2005 hurricanes. Second, we believe that the market dynamics related to the current crop year have resulted in less early movement of what is estimated to be a record export crop, as farm interests try to maximize their return. This resulted in a high number of loaded barges held in demurrage status at unloading points in the Gulf that were not able to be redeployed. Consistent with our objective to increase our asset utilization, during the quarter we announced certain increases in demurrage rates on our dry fleet. These increases, unlike those implemented in the prior year, were not followed by other dry cargo haulers. Subsequent to quarter end, due to the competitive nature of the grain market, we eased the increased rates, though still maintained our position at the high end of the market.

The average annual grain rates for the mid-Mississippi River, which we believe are the most representative of the total market, increased over 60% in 2005 and by 20% in 2006. A portion of the rate increase reflected higher fuel rates which were incorporated into the spot rates. Historically, grain has experienced the greatest degree of seasonality among all commodity segments, with demand generally following the timing of the annual harvest. Demand for grain movement generally begins around the Gulf Coast and Texas regions and the southern portions of the Lower Mississippi River, or the Delta area, in late summer of each year. The demand for freight spreads north and east as the grain matures and harvest progresses through the Ohio Valley, the Mid-Mississippi River area, and the Illinois River and Upper Mississippi River areas. System-wide demand generally peaks in the mid-fourth quarter. Demand typically declines through the mid-first quarter, when traffic is generally limited to the Ohio River as the Upper Mississippi River normally closes from approximately mid-December to mid-March, and ice conditions can hamper navigation on the upper reaches of the Illinois River. The annual differential between peak and trough rates has averaged 110% for the last five years. Though quoted tariff rates are a general indicator of the market, the year-over-year change in quoted tariff rates will not match our change in grain rates per ton-mile due to timing of shipment volume and river segment mix. The average mid-Mississippi tariff rates for both the third quarter of 2006 and 2007 were approximately 550%. Year-to-date average mid-Mississippi tariff rates are second only to the same period of 2006, and substantially higher than the five year average.

Excluding the year-over-year impact of grain, average dry rates per ton-mile increased 0.2% in the third quarter and 2.8% year-to-date as stronger term contract pricing on bulk cargoes was substantially offset by a smaller portion of the 2007 coal tonnage moving in the higher margin spot market than the portion moved in the spot market in the prior year. Our coal volume is up almost 25% for the quarter and year-to-date. We have continued to experience weakness in bulk cargo volume which we believe is attributable to the weakness of the U.S. dollar and the housing market, particularly for commodities such as cement. Our bulk ton-mile volumes are down 9% in the quarter and 8% year-to-date compared to the same periods of the prior year. Though bulk pricing has remained strong, increased volume weakness in the northbound import cargoes completely offset the pricing gains in the quarter. Year-to-date bulk pricing was two-thirds offset by bulk volume declines.

The performance of the dry portfolio, excluding grain, offset approximately 22% of the weakness in grain for the quarter and almost 40% of the grain downside on a year-to-date basis.

In total, the weakness in the dry portfolio was essentially offset by strength of the liquid business, with strong performance from our fleeting and scrapping facilities, driving an increase in total transportation revenue for both the quarter and year-to-date.

On a year-to-date basis, another factor contributing to lower year-over-year volume is that Inland Waterway conditions through September 30, 2007 were much more seasonally normal than the exceptionally good conditions experienced in 2006. In 2007 the upper river systems closed for 20 to 25 days early in the year due to icing, and significant fog conditions were experienced in the Gulf compared to no significant icing and fewer fog delays in the prior year.

Fuel consumed was approximately 1.2% lower than the prior year quarter and 0.4% lower year-to-date due primarily to lower ton-mile volumes, partially offset by operating the boats at higher speeds in 2007 in order to increase capacity. Fuel prices were up 5.4% in the quarter and 0.5% year-to-date over the same periods of 2006. Changes in fuel prices are generally passed to the customer through inclusion in spot market rates or contract terms which typically occur on a one month or one quarter lag. We estimate that we recovered 97% and 98%, respectively, of our fuel cost during the quarter and year-to-date periods.

Data regarding changes in our barge fleet for the three and nine months ended September 30, 2007 are summarized in the following table.

Barge Fleet Changes — Quarterly and YTD

Current Quarter	Dry	Tankers	Total

Barges operated as of the end of the 2nd qtr of 2007	2,447	376	2,823
Retired (includes 3 tanker reactivations)	(11)	(2)	(13)
New builds	41	11	52
Purchased	—	—	—
Change in number of barges leased	(4)	1	(3)

Barges operated as of September 30, 2007	2,473	386	2,859

Year-to-date	Dry	Tankers	Total

Barges operated as of the end of 2006	2,639	371	3,010
Retired (includes 5 tanker reactivations)	(196)	1	(195)
New builds	41	13	54
Purchased	35	—	35
Change in number of barges leased	(46)	1	(45)

Barges operated as of September 30, 2007	2,473	386	2,859

Data regarding our boat fleet at September 30, 2007 is contained in the following table.

Owned Boat Counts and Average Age by Horsepower Class

		Average
Horsepower Class	Number	Age

1950 or less	57	30.7
Less than 4300	23	33.4
Less than 6200	43	32.8
7000 or over	15	30.2

Total/overall age	138	31.7

In addition to the above count, the Company had 24 chartered boats in service at September 30, 2007. One boat was sold during the quarter and several received power upgrades. Average life of a boat (with refurbishment) exceeds 50 years. One owned boat is being actively marketed for sale and is included in assets held for sale at September 30, 2007.

Manufacturing:  In total, 78 more barges have been completed in the current year than in the same period of the prior year. In the three months ended September 30, 2007 our shipyard delivered eleven tank barges and 41 dry cargo barges to our transportation segment. In the first two quarters of 2007 only two tank barges had been delivered to the transportation business. There was no internal production in the third quarter of the prior year and, on a year-to-date basis, 12 less barges have been produced for internal use than in the prior year, 3 less tank barges and 9 less dry barges. External sales in the quarter declined by 5 tank barges, 2 ocean tank barges and 4 dry barges, to a total of 57 barges versus 68 barges in the same quarter of the prior year. On a year-to-date basis, external production has increased by 90 barges; however, 2 less liquid tank barges and 2 less ocean tank barges were sold. We continue to believe there is no sign of over-production in the industry and that most of the production is for replacement demand. We have seen continued labor inefficiency in the manufacturing business where we have added over 20% to our workforce in the past year to support the increases in production levels. Additionally we have not yet fully received the benefits of several major capital projects undertaken over the past year.

Manufacturing segment units produced for external sales or internal use

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

External sales:
Liquid tank barges	2	7	15	17
Ocean tank barges	—	2	—	2
Dry cargo barges	55	59	230	136

Total external units sold	57	68	245	155

Internal sales:
Liquid tank barges	11	—	13	16
Dry cargo barges	41	—	41	50

Total units into production	52	—	54	66

Total units produced	109	68	299	221

Consolidated Financial Overview — Non-GAAP Financial Measure Reconciliation

AMERICAN COMMERCIAL LINES INC.

NET INCOME TO EBITDA RECONCILIATION

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2007	2006	2007	2006
	(Unaudited)
	(Dollars in thousands)

Net Income from Continuing Operations	$15,888	$25,106	$20,722	$54,604
Discontinued Operations, Net of Income Taxes	3	3,300	(46)	2,654

Consolidated Net Income	$15,891	$28,406	$20,676	$57,258

Adjustments from Continuing Operations:
Interest Income	(15)	(6)	(142)	(26)
Interest Expense	6,486	4,812	12,485	14,520
Debt Retirement Expenses	—	—	23,938	50
Depreciation and Amortization	12,000	11,862	36,765	35,303
Taxes	8,793	15,067	11,729	33,018
Adjustments from Discontinued Operations:
Interest Income	(25)	(195)	(111)	(583)
Depreciation and Amortization	—	385	—	1,428
Taxes	1	1,653	(28)	881
EBITDA from Continuing Operations	43,152	56,841	105,497	137,469
EBITDA from Discontinued Operations	(21)	5,143	(185)	4,380

Consolidated EBITDA	$43,131	$61,984	$105,312	$141,849

EBITDA from Continuing Operations by Segment:
Transportation Net Income	$17,855	$24,340	$16,476	$50,029
Interest Income	(15)	(6)	(142)	(26)
Interest Expense	6,486	4,812	12,485	14,520
Debt Retirement Expenses	—	—	23,938	50
Depreciation and Amortization	11,341	11,394	34,894	33,936
Taxes	8,793	15,067	11,729	33,018

Transportation EBITDA	$44,460	$55,607	$99,380	$131,527

Manufacturing Net Income	$6,953	$886	$14,220	$13,420
Interest Income	—	—	—	—
Interest Expense	—	—	—	—
Depreciation and Amortization	659	468	1,871	1,367
Taxes	—	—	—	—

Total Manufacturing EBITDA	7,612	1,354	16,091	14,787
Intersegment Profit	(8,920)	(120)	(9,974)	(8,845)

External Manufacturing EBITDA	$(1,308)	$1,234	$6,117	$5,942

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

Outlook

Transportation:  The Company believes that its value proposition is to deliver the safest, cleanest, most cost effective and innovative transportation solutions to our customers. Barge transportation is widely recognized as the lowest cost, cleanest, safest and most fuel efficient mode of transportation in the U.S. and is estimated to be operating at only 50% of infrastructure capacity. We expect over the next few years to significantly change our portfolio mix of commodities and increase the capacity of our fleet. During 2006, our transportation revenues were comprised of 32% grain, 28% bulk, 24% liquids, 8% coal and 8% steel. We intend to pursue a comprehensive sales and marketing program involving freight that has traditionally been moved by barge as well as freight that is currently “off-river” to convert the Company’s portfolio mix of business to 40% liquids, 20% coal, 20% bulk, 10% grain, 5% steel and 5% emerging markets.

Consistent with the Company’s strategic vision, the company plans to continue growing its liquids business, and reshaping its dry business by pursuing the following strategies.

•	Accelerating dry cargo barge retirements in 2007 and 2008, bringing the total number of retirements in 2006 through 2008 to over 500 units, or 20% of the Company’s previously existing dry cargo fleet;

•	Significantly reducing or eliminating production of new dry cargo barges that were to be built during 2008 for our transportation division at our shipyard by increasing the efficiency of the existing fleet to compensate for the scrapping of older barges;

•	Increasing the number of liquid tank barges built at our shipyard in 2008, adding approximately 15% to our existing liquid tank barge barrel capacity to accommodate accelerated growth in our liquids division;

•	Establishing a headquarters location in Houston, Texas for our liquids division (opened in August, 2007) to more directly service the majority of our primary liquids customers; and

•	Replacing certain seasonal dry cargo spot business with more ratable long-term contract business.

Though the re-balancing of the transportation portfolio is expected to take some time, we have begun to make progress. Through the end of the third quarter of 2007, our liquids portfolio has grown to 27% of our transportation business and grain is now below 24%. Our stationary days per barge loading within the third quarter improved almost 17%.

We believe that liquids remains our fastest growing, most ratable profit opportunity. Our review of historical industry data for waterborne movement indicates that liquid commodity barge movement is a very steady growth and demand market with less volatility than certain dry commodities such as grain. Management believes its liquid tank barge fleet is comparable to the industry in both condition and age. In addition, we introduced to the market scheduled barge service which provides shippers the ability to measure “on-time” service. In 2006, the Company established a disciplined pricing and equipment allocation program in its liquids business. All new contracts featured market-based pricing and terms designed to allow us to optimize asset utilization.

During August 2007 our liquids division commenced operations in Houston, Texas where many of our liquids customers are located.

Year-to-date, through the addition of new barges and barge refurbishment, the barrel capacity of our liquid fleet has increased 4.4%. All of the barges built by our manufacturing division for the transportation division in 2008 are expected to be liquid barges, further expanding our liquids capacity.

Our objectives are similar in the dry markets, pursuing growth that fits within our scheduled service model while retaining existing business that fits in this model. Management believes the key to our success in the dry markets will again be driven by producing a more valuable transportation service product to compete for more new, ratable business against other transportation modes. This is also a key to increased dry fleet efficiency. We are focused on improving asset turnover through reduction of average stationary days per barge loading. In the third quarter we have experienced over 5% improvement over our rolling twelve month average stationary days per barge loading on mainline covered hoppers. We expect to continue to focus our efforts on moving more ratable coal and capturing distressed rail movements. New coal business is expected to be market-priced. The majority of our existing coal volume moves under a legacy contract. Although the contract contains fuel and general cost escalation clauses, it is only marginally profitable. Pet coke, alumina and outbound steel have offered some early progress in our dry portfolio rebalancing. As we move to replace a portion of the grain moved by barge, we continue to seek expansion in large, ratable dry shipments with existing and new customers in the Company’s primary service lanes. Many of the cargoes we are testing are conversions from other modes of transportation, primarily rail. The Company expects to continue to offer these modal alternatives in chemicals as well as in new target markets such as forest products/lumber, coal/scrubber stone, energy products, and in emerging markets like municipal solid waste. We believe that there is significant opportunity to move by barge certain cargoes that currently move via truck and rail.

Over the past few years, increasing utilization of existing coal-fired power generating capacity, due primarily to the 2004/2005 spike in natural gas prices, continued volatility in the price of natural gas, and increasing demand for coke (used in the production of steel), have resulted in increased demand for both steam coal and metallurgical coal. According to Criton Corporation, the high spot and forward prices of natural gas and oil, increased utilization and expansion of existing coal-fired power plants, new construction of coal-fired power plants, retrofitting of existing plants for flue-gas desulphurization (FGD), strong steel demand and the weak dollar are expected to contribute to continued growth in demand for coal tonnage in domestic markets with a slight rebound in export markets in 2007. Distribution patterns may be affected by FGD retrofitting and may negatively impact miles per trip. In addition, due to clean air laws that are resulting in the use of limestone to reduce sulfur emissions from coal-fired electricity generation, we expect to see increases in limestone and, to a lesser extent, gypsum movements by barge.

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

We believe terminaling and transloading will become a more prominent part of the strategy going forward as we begin to expand our dock-to-dock offerings, to include dock-to-door and door-to-door options. With ACL facilities in St. Louis, Memphis, New Orleans and Chicago, we believe we have a strong, strategically located core of base locations to begin to offer one-stop transportation services. In fact, several of the cargo expansions in the first nine months of 2007 included multi-modal solutions through our terminal locations. Our new Lemont, Illinois facility, located just outside of Chicago, provides terminaling and warehousing services for clients shipping and receiving their products by barge. Through Lemont, we are transloading products to be routed to or through Chicago. The Lemont facility also handles products manufactured in the greater Chicago area which are destined to the southern United States and to export markets.

Historically, 76% of our fleet consisted of covered hopper barges. The demand for coarse grain freight, particularly transport demand for corn, has been an important driver of our revenue. We expect grain to still be a component of our future business mix. However, the grain flows we expect to pursue going forward are the ratable, predictable flows. Grain that moves to new ethanol plants on the inland river system is attractive. Smaller, more targeted, export grain programs that run ratably throughout the year are likewise attractive as they are not as susceptible to volatile price swings and seasonal harvest cycles. The complex interrelationships of agricultural supply/demand, the weather, ocean going freight rates and other factors lead to a high degree of unattractive volatility in both demand and pricing. Our service commitment is to build and maintain a covered barge fleet that handles ratable, profitable commodities. We expect that the introduction of new demand will over time drive our grain position down to approximately 10% of our revenue base.

Although we expect to significantly reduce our exposure to seasonal grain moves, grain is still expected to be both an important commodity for us and, as circumstances allow, a tactical opportunity. The United States Department of Agriculture (the “USDA”) forecasted, as of the October 12, 2007, corn exports of 2.13 billion bushels for the 2006/2007 crop year as compared to 2.13 billion bushels for the 2005/2006 crop year. Crop years are measured from September 1 through August 31 of the next calendar year. The total 2006/2007 corn harvest was estimated to be approximately 10.5 billion bushels, below the prior two year’s 11.1 billion and 11.8 billion bushel estimates. We believe that the estimated corn harvest size and export demand will result in a significant opportunity for barge transportation service for export grain through the port of New Orleans.

We believe that existing capacity will continue to be retired from the barging sector. According to Informa, from 1998 to 2006 the Inland Waterways fleet size was reduced by 2,395 dry cargo barges and 99 liquid tank barges, for a total reduction of 2,494 barges, or 10.8%. The 2006 year-end Inland Waterways fleet consisted of 17,885 dry cargo barges and 2,809 liquid tank barges or a combined total of 20,694 barges. Industry data for 2006 indicates that 2006 was the first year in eight years that more barges were built than scrapped, with net additions of 15 liquid tank barges and 12 dry cargo barges. This overall level represents the second lowest number of barges in operation within our industry since 1992. We believe capacity will continue to be taken out of the industry as older barges reach the end of their useful lives. From an overall barge supply standpoint, we believe that approximately 25% of the industry’s existing dry cargo barges will be retired in the next five to nine years. We also believe that a like number of barges will be built during this period, although the exact number of additions or reductions in any given year is difficult to estimate. The average economic useful life of a dry cargo barge is generally estimated to be between 25 and 30 years and between 30 and 35 years for liquid tank barges.

Freight rates in both the dry and liquid freight markets are a function of the relationship between the amount of freight demand and the number of barges available to load freight. Notwithstanding the seasonal decreases in grain freight in the first nine months of 2007, we believe the current supply/demand relationship for dry cargo freight indicates that recent improvements in contract market freight rates will continue in the near term with the possibility of further increases in freight rates in the future if capacity continues to decline. We believe the supply/demand relationship for liquid freight will also benefit from tightened supply/demand dynamics in the industry.

We may continue to shift a larger portion of our liquid fleet business to day rate contracts, rather than affreightment contracts. Such a shift may result in a reduction in tonnage but an increase in revenues per barge as we would be paid a per diem rate regardless of the tonnage moved. We anticipate over $200 million in contract renewals in 2007, primarily in the fourth quarter. We expect that we will be able to continue to achieve double-digit increases in contract rates on a fuel neutral basis. Of the expected renewals, 56%, 21% and 23% of the renewable contracts, are one, two and three years or older, respectively.

From an expense standpoint, fuel price increases may reduce profitability in three primary ways. First, contractual protection in the Company’s newest term contracts operate on a one month lag thereby exposing us to a one month delay in recovering higher prices. Some older term contracts are adjusted quarterly thus lengthening our exposure. Second, fuel rates may move ahead of booked-forward spot market pricing. We have been changing the frequency of rate adjustments for fuel price from quarterly to monthly as we renew our contracts. Third, fuel expense is a significant component of the cost structure of other fleeting, shifting and towing vendors that we use. These costs are passed through to us in higher rates for such services and we are generally unable to pass these increases through to our customers. In the first nine months of 2007 we believe we recovered approximately 97% of our direct fuel cost through the fuel rate adjustment clauses in our contracts and through spot rate pricing.

Other exposures to expense pressure include increases in wages and other costs, if they are not recoverable under contract adjustment clauses or through rates we are able to obtain in the market. We would also expect to experience continued pressure on labor rates, which we expect to defray through labor escalators in certain of our contracts.

Manufacturing.  At the end the third quarter of 2007 the Jeffboat vessel manufacturing backlog for external customers was approximately $456 million of contracted revenue with expected deliveries extending into the second half of 2010, an increase of approximately $49 million from the end of 2006 and $27 million from the end of the second quarter 2007. All of the contracts in the backlog contain steel price adjustments. The actual price of steel at the time of construction may result in contract prices that are greater than or less than those used to calculate the backlog at the end of the third quarter of 2007. All of the contracts booked during 2006 and 2007 are expected to exceed our minimum acceptable operating margin when they enter production. This backlog excludes option units in booked contracts and our planned construction of internal replacement barges. We are focused on reducing labor costs relative to our bid specifications. We continue to work through the remaining six legacy contracts that were executed surrounding bankruptcy with lower margins and at more aggressive labor specifications than the margins and labor specifications contained in subsequent bids. In the nine months ended September 30, 2007, 195 barges sold to third parties for approximately $108 million were built under options on legacy contracts. The current manufacturing backlog anticipates aggregate revenue of approximately $35 million in the fourth quarter, 2007 and $125 million in 2008 related to these legacy contracts. Two of these legacy contracts contain currently unexercised options for up to an additional 340 barges (300 dry hoppers and 40 liquid barges) which will result in margins below those expected on post-bankruptcy bids, to the extent exercised for production in 2009 through 2011. All legacy contracts contain steel price escalation clauses; however, the majority of dry option barges are not covered by labor or other cost escalation clauses. In the third quarter and first nine months of 2007 respectively, internal manufacturing and repair revenue for our transportation segment, which is eliminated in consolidation, represented 48.8% and 21.2% respectively of Jeffboat’s total 2007 third quarter and year-to-date revenues compared to 1.0% and 29.7% respectively for the third quarter and first nine months of 2006. For the full year 2007, we expect internal revenue to be approximately 15% of Jeffboat’s gross revenue compared to 27% for the full 2006 year.

AMERICAN COMMERCIAL LINES INC.

OPERATING RESULTS by BUSINESS SEGMENT
Three Months Ended September 30, 2007 as compared with
Three Months Ended September 30, 2006

				% of Consolidated
				Revenue
	Three Months Ended Sept. 30,			3rd Quarter
	2007	2006	Variance	2007	2006
	(Unaudited)
	(Dollars in thousands, except where noted)

REVENUE
Transportation	$217,798	$212,451	$5,347	84.3%	79.7%
Manufacturing (external and internal)	79,295	54,661	24,634	30.7%	20.5%
Intersegment manufacturing elimination	(38,726)	(556)	(38,170)	(15.0)%	(0.2)%

Consolidated Revenue	258,367	266,556	(8,189)	100.0%	100.0%
OPERATING EXPENSE
Transportation	184,968	168,238	16,730
Manufacturing (external and internal)	72,363	53,693	18,670
Intersegment manufacturing elimination	(29,806)	(436)	(29,370)

Consolidated Operating Expense	227,525	221,495	6,030	88.1%	83.1%
OPERATING INCOME
Transportation	32,830	44,213	(11,383)
Manufacturing (external and internal)	6,932	968	5,964
Intersegment manufacturing elimination	(8,920)	(120)	(8,800)

Consolidated Operating Income	30,842	45,061	(14,219)	11.9%	16.9%
Interest Expense	6,486	4,812	1,674
Other Expense (Income)	(325)	76	(401)

Income from Continuing Operations before Income Taxes	24,681	40,173	(15,492)
Income Taxes	8,793	15,067	(6,274)
Discontinued Operations	3	3,300	(3,297)

Net Income	$15,891	$28,406	$(12,515)

Domestic Barges Operated (average of period beginning and end)	2,841	3,184	(343)
Revenue per Barge Operated (Actual)	$76,662	$66,725	$9,937

RESULTS OF OPERATIONS

Three months ended September 30, 2007 comparison to three months ended September 30, 2006

Revenue.  Consolidated revenue decreased by $8.2 million or 3.1% to $258.4 million.

The manufacturing segment’s production in the third quarter of 2007 included 11 liquid tank barges and 41 dry cargo barges for use by the transportation segment. No barges were produced for the transportation segment in the third quarter of the prior year. Manufacturing segment revenue from sales to third parties decreased $13.5 million as compared to the third quarter of 2006, due to 11 fewer barges (4 dry, 5 liquid and 2 ocean barges) sold to third parties during the quarter. Though overall production increased by 41 barges to 109 barges in the quarter compared to the third quarter, 2006, the impact of the lower number of barges sold to third parties drove the decline in consolidated revenue.

Transportation revenue increased $5.3 million primarily due to a 45.1% increase in non-affreightment revenues which resulted from, on average, 37 additional liquid tank barges deployed under charter and day rate contracts and the higher year-over-year rates on those types of contracts, as well as higher levels of outside towing and fleeting services. The increased non-affreightment revenues were almost entirely offset by a 5.8% decline in affreightment revenues. The lower affreightment revenues resulted from a 1.6% decrease in ton-miles and a 2.6% decrease in the overall fuel neutral rate per ton-mile. The decline in the fuel neutral rate was primarily attributable to declines in both the volume and price of grain moved during the third quarter of this year compared to last year. Grain rates were approximately 5.6% lower than the third quarter of the prior year. Stronger pricing on bulk contracts was completely offset by continuing import volume weakness. Significantly higher coal volume (although predominately under a lower margin legacy contract) partially offset the decline.

Revenues per barge operated for the third quarter of 2007 increased 14.9% to $76,662 from $66,725 for the third quarter of 2006. The increase in revenues per barge resulted from the factors cited above and a 10.8% decline in the average number of barges operated.

Operating Expense.  Consolidated operating expense increased by $6.0 million or 2.7% to $227.5 million.

Transportation segment expenses increased 9.9%, or $16.7 million, primarily due to $9.7 million higher materials, supplies and other expenses, $4.6 million higher labor and fringe benefits, $1.8 million higher fuel expenses and $0.5 million higher selling, general and administrative expenses. The increase in materials, supplies and other expense was driven by higher expenses for investment in training ($2.1 million), boat and barge repairs/claims/preparation ($3.5 million), and external towing and shifting ($2.9 million). The higher labor and fringe benefits were driven by the significant increase in the number of vessel employees due to the crews hired for the additional boats acquired from the McKinney companies and increased wage rates, partially offset by lower incentive accruals. Selling, general and administrative expenses increased due to higher salaried wages, partially offset by lower incentive accruals ($2.3 million), higher marketing expenses, and higher provisions for bad debts. The increase in fuel expense was driven by 5.4% higher fuel price, partially offset by a slight decline in gallons consumed.

Manufacturing operating expenses decreased by $10.7 million, primarily due to the lower number of barges sold externally. In the current quarter, 11 fewer barges were sold to third parties than in the prior year. Gross margins were negative in the quarter due to continued labor inefficiencies in the shipyard and a total of $3.3 million of inventory valuation adjustments during the third quarter. Selling, general and administrative expenses declined by $0.4.

Operating Income.  Operating income declined $14.2 million to $30.8 million. Operating income, as a percent of consolidated revenues declined to 11.9% compared to 16.9% in the third quarter of the prior year. The decline was primarily a result of expenses which increased more than revenues driving the deterioration in the operating ratio in the transportation segment to 84.9% from 79.2%. In the transportation segment, as a percentage of segment revenue, labor and fringe benefits along with material, supplies and other grew to 47.7% of revenue compared to 42.2% in the prior year quarter, increasing $14.3 million. Manufacturing margin declined due to labor inefficiency, and the $3.3 million of inventory adjustments in the quarter and lower contract margins on purchase options under older legacy contracts. On a stand alone basis (including barges sold to the transportation segment which, before the intercompany profit elimination in consolidation are recorded at current market value), manufacturing margins improved in the three months ended September 30, 2007 compared to the prior quarter. Selling, general and administrative expenses on a consolidated basis increased 0.7% or $0.1 million.

Interest Expense.  Interest expense was $6.5 million, an increase of $1.7 million over the quarter ending September 30, 2006. The increase was due to a higher revolver balance, primarily as a result of funding of $300 million of share repurchases, and an increase in the credit spread from 62.5 bps to 75 bps.

Income Tax Expense.  The effective rate for income tax is equal to the federal and state statutory rates after considering the deductibility of state income taxes for federal income taxes purposes and the impact of depreciation of the excess of the tax basis of certain depreciable assets over their book basis. During the third quarter the effective tax rate was reduced to 36.1%. The reduction in the effective tax rate was due to return reconciliation adjustments and the significance of permanent differences to the lowered forecasted full year estimate of income from continuing operations before income taxes.

Discontinued Operations, Net of Taxes.  Net income from discontinued operations decreased due to the impact of the sale of the Venezuela operations in the fourth quarter of the prior year.

Net Income.  Net income decreased $12.5 million from the prior year same quarter to $15.9 million due to the reasons noted.

AMERICAN COMMERCIAL LINES INC.

OPERATING RESULTS by BUSINESS SEGMENT
Nine Months Ended September 30, 2007 as compared with
Nine Months Ended September 30, 2006

				% of Consolidated
				Revenue
	Nine Months Ended Sept. 30,			Nine Months
	2007	2006	Variance	2007	2006
	(Unaudited)
	(Dollars in thousands except where noted)

REVENUE
Transportation	$579,796	$568,820	$10,976	77.5%	84.1%
Manufacturing (external and internal)	213,193	153,322	59,871	28.5%	22.7%
Intersegment manufacturing elimination	(45,164)	(45,488)	324	(6.0)%	(6.7)%

Consolidated Revenue	747,825	676,654	71,171	100.0%	100.0%
OPERATING EXPENSE
Transportation	516,925	473,496	43,429
Manufacturing (external and internal)	199,262	139,822	59,440
Intersegment manufacturing elimination	(35,190)	(36,643)	1,453

Consolidated Operating Expense	680,997	576,675	104,322	91.1%	85.2%
OPERATING INCOME
Transportation	62,871	95,324	(32,453)
Manufacturing (external and internal)	13,931	13,500	431
Intersegment manufacturing elimination	(9,974)	(8,845)	(1,129)

Consolidated Operating Income	66,828	99,979	(33,151)	8.9%	14.8%
Interest Expense	12,485	14,520	(2,035)
Debt Retirement Expenses	23,938	50	23,888
Other Expense (Income)	(2,046)	(2,213)	167

Income from Continuing Operations before Income Taxes	32,451	87,622	(55,171)
Income Taxes	11,729	33,018	(21,289)
Discontinued Operations	(46)	2,654	(2,700)

Net Income	$20,676	$57,258	$(36,582)

Domestic Barges Operated (average of period beginning and end)	2,935	3,175	(240)
Revenue per Barge Operated (Actual)	$197,545	$179,156	$18,389

Nine months ended September 30, 2007 comparison to nine months ended September 30, 2006

Revenue.  Consolidated revenue increased by $71.2 million or 10.5% to $747.8 million.

Manufacturing segment revenue from sales to third parties increased $60.2 million in the nine months ended September 30, 2007 over the same period of the prior year. Barges sold included 90 more total barges (predominantly dry cargo barges) than in the nine months ended September 30, 2006, driving the increase in revenue.

Transportation revenue increased $11.0 million primarily due to a 42.5% increase in non-affreightment revenues. The increase in non-affreightment revenues resulted from, on average, 32 additional liquid tank barges deployed under charter and day rate contracts and their higher year-over-year rates, as well as revenues from increased outside towing, demurrage and fleeting services. The increased non-affreightment revenues were almost entirely offset by a 6.7% decline in affreightment revenues. The lower affreightment revenues resulted from a 5.7% decrease in ton-miles and an essentially flat overall fuel neutral rate per ton-mile as increased liquid and bulk rates were almost fully offset by lower grain and coal rates.

Revenues per barge operated for the first nine months of 2007 increased 10.3% to $197,545 from $179,156 for the same period of 2006. The increase in revenues per barge resulted from the revenue factors cited above and a 7.6% decline in the average number of barges operated during the period.

Operating Expense.  Consolidated operating expense increased by $104.3 million or 18.1% to $681.0 million.

Transportation expenses increased 9.2%, or $43.4 million, over the same period of the prior year, primarily due to $23.2 million higher materials, supplies and other expenses, $14.9 million higher labor and fringe benefit costs and $4.8 million higher selling, general and administrative expenses, offset by a $1.1 million decline in fuel and related taxes and $1.4 million higher gains on disposal of scrap barges. The increase in materials, supplies and other expense was driven primarily by higher boat and barge repairs, barge preparation costs and barge claims ($7.7 million), expenses for investment in training ($5.9 million), outside shifting, fleeting and towing ($3.1 million) and boats and crews chartered ($2.4 million). Selling, general and administrative expenses increased $4.8 million primarily due to higher wages and benefits partially offset by lower incentive compensation costs. Higher provisions for bad debts, higher marketing expenses and costs related to the redemption of the Senior Notes in the first quarter of 2007 also contributed to the increase. The decrease in fuel expense was driven by a small decline in the number of gallons consumed and flat year-over-year fuel prices.

Manufacturing operating expenses increased $60.9 million over the same period of the prior year, due primarily to the higher volume of external barges sold. Gross margins declined over the prior year to 4.0% due primarily to labor inefficiencies. A portion of the inefficiencies to date was related to welding conditions during the winter and assimilation issues related to the 2006 structural changes in the shipyard. Labor inefficiencies have also continued from the training of a large number of new employees. The impact of the labor inefficiencies was partially offset by a decline in selling, general and administrative expenses of $1.2 million.

Operating Income.  Operating income of $66.8 million declined $33.2 million. Operating income, as a percent of consolidated revenue, declined to 8.9% compared to 14.8%. The decline was primarily a result of expenses which increased more than revenues driving the deterioration in the operating ratio in the transportation segment to 89.2% from 83.2%. In the transportation segment, as a percentage of segment revenue, labor and fringe benefits along with material, supplies and other were 49.4% of revenue compared to 43.7% in the prior year nine months, increasing $38.1 million. On a consolidated basis selling, general and administrative expenses were essentially flat as a percentage of revenue compared to the prior year nine months. Manufacturing margin declined due to the labor inefficiencies described above, despite the improvement in selling, general and administrative expenses.

Interest Expense.  Interest expense was $12.5 million, a decrease of $2.0 million compared to the same period of the prior year. The decrease in credit spreads on the bank facility and the retirement of the 9.5% Senior Notes were the reasons for the decrease.

Debt Retirement Expense.  Debt retirement expense of $23.9 million was incurred in the nine months ended September 30, 2007 for the tender premium and the write-off of the unamortized deferred financing costs related to the $119.5 million of 9.5% Senior Notes that were retired in the first quarter 2007 and to write-off certain deferred financing costs associated with the Company’s previous credit facility which was replaced in second quarter 2007. These expenses were incremental to the comparison with the same period of the prior year.

Income Tax Expense.  The effective rate for income tax is equal to the federal and state statutory rates after considering the deductibility of state income taxes for federal income taxes purposes and the impact of depreciation of the excess of the tax basis of certain depreciable assets over their book basis. During the third quarter the effective tax rate was reduced to 36.1%. The reduction in the estimated full year rate was due to return reconciliation adjustments and the significance of permanent differences to the lowered forecasted full year estimate of income from continuing operations before income taxes. The effective rate was 37.7% for the first nine months of the prior year.

Discontinued Operations, Net of Tax.  Net income from discontinued operations decreased by $2.7 million due to the absence of operations of the discontinued entities in the first nine months of 2007. Expenses in the nine months ended September 30, 2007 ($0.05 million) were related to the wind down of corporate activities in the Dominican Republic.

Net Income.  Net income decreased $36.6 million in the nine months ended September 30, 2007 over the same period of the prior year to $20.7 million due to the reasons noted.

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

Capital expenditures are a significant use of cash in our operations totaling, through September 30, 2007, $82.1 million for property additions (which included $4.5 million for the acquisition of certain dry hopper barges on which a pre-existing operating lease had expired). We also expended $15.6 million for towboats and certain assets in the McKinney acquisition, and $6.2 million for the investment in Summit Contracting. Capital is expended primarily to fund the building of new barges to replace retiring barges, to increase the useful life or enhance the value of towboats and barges, and to replace or improve equipment used in manufacturing or other lines of business. We expect total non-acquisition expenditures for property and equipment to be approximately $110 million in 2007, including approximately $40 million for the replacement of older tank and dry cargo barges with new barges. Acquisition spending is incremental to this expectation. Other capital expenditures are made for vessel and facility improvements and maintenance that extend the useful life or enhance the function of our assets. Sources of funding for these capital expenditures and other investments include cash flow from operations, borrowings under the bank credit facility and, to a lesser extent, proceeds from barge scrapping activities.

Our Indebtedness

As of September 30, 2007, we had total indebtedness of $480.9 million. During the quarter, advances of $214.6 million on the bank revolver were used to fund stock repurchased in the open market under the Board of Directors’ authorizations to repurchase up to $350 million of our Common Stock. At September 30, 2007 the Company had $50 million remaining on the total authorization.

Under the April 27, 2007 credit agreement, interest rates vary based on a quarterly determination of the Company’s consolidated leverage ratio, as defined by the agreement. Based on the calculation for the rolling twelve months ended September 30, 2007 the LIBOR margin that the Company will be obligated to pay on borrowings under the agreement is 150 basis points. The increased LIBOR margin will take effect during the fourth quarter, 2007.

Net Cash, Capital Expenditures and Cash Flow

Net cash provided by operating activities was $58.7 million in the nine months ended September 30, 2007, as compared to $66.8 million in the nine months ended September 30, 2006. The year-over-year decrease in net cash provided by operating activities in 2007 as compared to 2006 was due primarily to the $36.6 million decline in net income, partially offset by debt retirement expenses of $23.9 million (a financing item).

Working capital, particularly accounts receivable and other current liabilities, negatively impacted operating cash flow in the nine months ended September 30, 2007, primarily attributable to increases in accounts receivable of $21.2 million and decreases in incentive accruals of $14.8 million.

Net cash provided by operating activities during the nine months ended September 30, 2007, was used primarily to fund capital expenditures, working capital needs and to reduce amounts outstanding on the asset-based revolver. Net cash used in investing activities was $102.1 million in the nine months ended September 30, 2007 and $59.5 million in the nine months ended September 30, 2006. Capital expenditures were $82.1 million and $58.7 million in the nine months ended September 30, 2007 and 2006, respectively. In addition, net cash used in investing activities included $15.6 million for the acquisition of towboats and certain assets in the McKinney acquisition, and $6.2 million for the investment in Summit Contracting.

Proceeds from property dispositions were $4.3 million in the nine months ended September 30, 2007. A gain on these property dispositions in 2007 of $1.5 million has been recorded as a reduction of operating expense in the condensed consolidated income statements.

Net cash provided by financing activities was $40.2 million in the nine months ended September 30, 2007 compared to net cash used in financing activities of $18.9 million in the nine months ended September 30, 2006. Cash provided in 2007 resulted primarily from borrowings under our credit facility and, to a lesser extent, from the excess tax benefit and option exercise price of share-based compensation. These were offset by cash used to repurchase our Common Shares in our share repurchase programs, the Senior Notes repurchased, the tender premium on those notes, and the purchase of shares resulting from “cashless exercises” by participants in the Company’s share-based compensation plans. In 2006 the tax benefit of share-based compensation and the acquisition of Treasury Stock through the cashless exercise provisions of our share-based compensation programs nearly offset each other and net cash used was due to the reduction in outstanding checks and repayments of credit facility borrowings.

CHANGES IN ACCOUNTING STANDARDS

As of the beginning of 2007 we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 requires that we recognize in our financial statements the impact of tax positions if those positions are more likely than not of being sustained on audit, based on the technical merits of the positions. There was no cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings, due primarily to fresh start accounting for tax purposes adopted upon the emergence of the Company’s predecessor from bankruptcy in January, 2005. The Company currently has no unrecorded tax benefits. The Company also has no amounts accrued for interest and penalties. Tax years 2005 and forward remain open to examination by the major taxing jurisdictions to which we are subject.

In September 2006 the FASB issued Statement 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of the provisions of SFAS 157.

In February 2007 the FASB issued Statement 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 allows entities to voluntarily choose, at specified election dates, to measure many financial assets and financial liabilities (as well as certain non-financial instruments that are similar to financial instruments) at fair value (the “fair value option”). The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, SFAS 159 specifies that all subsequent changes in fair value for that instrument shall be reported in earnings. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We have not yet adopted SFAS 157 and, therefore, are not eligible to early adopt SFAS 159. We are currently evaluating the impact of the provisions of SFAS 159.

CRITICAL ACCOUNTING POLICIES

During the second quarter of 2007, ocean-going vessels became a material portion of the production volume of the manufacturing segment. These vessels are significantly more expensive and take substantially longer to construct than typical barges for use on the Inland Waterway System. We use the percentage-of-completion method of recognizing revenue and expenses related to the construction of these longer-term production vessels. These vessels have expected construction periods of over 90 days in length and include ocean-going barges and towboats, which we expect to begin producing in the future. We use the completed contract method for barges built for Inland Waterway use which typically have construction periods of 90 days or less. Manufacturing segment revenue and cost of sales during the third quarter recorded using the percentage-of-completion method were $11.1 million and $10.4 million, respectively.

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

Fuel Price Risk

For the nine months ended September 30, 2007, fuel expenses represented 20.5% of our transportation revenues. A one cent per gallon rise in fuel price would increase our annual operating expense by approximately $0.8 to $0.9 million. We mitigate our fuel price risk through contract adjustment clauses in our term contracts. Contract adjustments are deferred either one quarter or one month, depending primarily on the age of the term contract. We have been increasing the frequency of contract adjustments to monthly as contracts renew to further limit our exposure.

Interest Rate and Other Risks

At September 30, 2007, we had $480.9 million of floating rate debt outstanding, which represented the outstanding balance of the bank revolver. If interest rates on our floating rate debt increase significantly, our cash flows could be reduced, which could have a material adverse effect on our business, financial condition and results of operations. A 100 basis point increase in interest rates would increase our cash interest expense by approximately $4.8 million annually. At September 30, 2007, the Company had only floating rate debt.

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

The nature of our business exposes us to the potential for legal proceedings relating to labor and employment, personal injury, property damage and environmental matters. Although the ultimate outcome of any legal matter cannot be predicted with certainty, based on present information, including our assessment of the merits of each particular claim, as well as our current reserves and insurance coverage, we do not expect that any known legal proceeding will in the foreseeable future have a material adverse impact on our financial condition or the results of our operations.

Environmental Litigation.  As of September 30, 2007 we were involved in the following matters relating to the investigation or remediation of locations where hazardous materials have or might have been released or where we or our vendors have arranged for the disposal of wastes. These matters include situations in which we have been named or are believed to be a potentially responsible party (“PRP”) under applicable federal and state laws.

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

PHI/ Harahan Site, Harahan, Louisiana.  We have been contacted by the State of Louisiana in connection with the investigation and cleanup of diesel and/or jet fuel in soil at this site. We believe the contamination was caused by a tenant on the property and have so notified the regulatory authorities. We completed a site investigation and a summary report has been submitted to the State. Based upon reported levels, it is unknown whether cleanup will be required and there is no reserve.

Other

The Company reported to and discussed with the Securities and Exchange Commission (the “SEC”) circumstances surrounding an e-mail sent by the Company’s Chief Financial Officer on June 16, 2007 and the Company’s filing of a Form 8-K on June 18, 2007. The Company does not believe that any inquiry by the SEC into these events will have a material impact on the Company. However, there can be no assurance that the SEC will not take any action against the Company or any of its employees.

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

Our industry has previously suffered from an oversupply of barges relative to demand for barging services. Such oversupply may recur due to a variety of factors, including a drop in demand, overbuilding and delay in scrapping of barges approaching the end of their useful economic lives. Calendar year 2006 was the first year in eight years that more barges were built than scrapped. We believe that approximately 25% of the industry’s existing dry barge fleet will need to be retired due to age over the next nine years, which we believe will continue to constrain barge capacity. If an oversupply of barges were to occur, it could take several years before supply growth matches demand due to the variable nature of the barging industry and the freight transportation industry in general, and the relatively long life of marine equipment. Such oversupply could lead to reductions in the freight rates that we are able to charge.

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

The prices we have been able to charge for Jeffboat production have fluctuated historically based on a variety of factors including the cost of raw materials, the cost of labor and the demand for new barge builds compared to the barge manufacturing capacity within the industry at the time. During 2005 we began to increase the pricing on our barges, net of steel costs, in response to increased demand for new barge construction. Some of the contracts signed prior to that time included options for additional barges which when and if exercised negatively impact manufacturing segment margins due to their lower overall pricing structure. We plan to continue increasing the pricing on our barges, net of steel, in conjunction with the expected additional demand for new barge construction as well as inflation of our costs. If demand for new barge construction diminishes we may not be able to increase pricing over our current levels or maintain pricing at current levels.

Higher fuel prices, if not recouped from our customers, could dramatically increase operating expenses and adversely affect profitability.

For the nine months ended September 30, 2007, fuel expenses represented 20.5% of our transportation revenues in the transportation segment. Fuel prices are subject to fluctuation as a result of domestic and international events. Generally, our term contracts contain provisions that allow us to pass through a significant portion of any fuel expense increase to our customers, thereby reducing, but not eliminating, our fuel price risk. Fuel price is a key, but not the only variable in spot market pricing. Negotiated spot rates may not fully recover fuel price increases.

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

The volume of goods imported through the Port of New Orleans is affected by subsidies or tariffs imposed by U.S. or foreign governments. Demand for U.S. grain exports may be affected by the actions of foreign governments and global or regional economic developments. Foreign subsidies and tariffs on agricultural products affect the pricing of and the demand for U.S. agricultural exports. U.S. and foreign trade agreements can also affect demand for U.S. agricultural exports as well as goods imported into the United States. Similarly, national and international embargoes of the agricultural products of the United States or other countries may affect demand for U.S. agricultural exports. Additionally, the strength or weakness of the U.S. dollar against foreign currencies can impact import and export demand. These events, all of which are beyond our control, could reduce the demand for our services.

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

The Jones Act requires that, to be eligible to operate a vessel transporting non-proprietary cargo on the Inland Waterways, the company that owns the vessel must be at least 75% owned by U.S. citizens at each tier of its ownership. The Jones Act therefore restricts, directly or indirectly, foreign ownership interests in the entities that directly or indirectly own the vessels which we operate on the Inland Waterways. If we at any point cease to be 75% owned by U.S. citizens, we may become subject to penalties and risk forfeiture of our Inland Waterways operations. As of September 30, 2007, we are in compliance with the ownership requirements.

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

In 2006, we began investing significant capital in upgrading and retooling our shipyard. The upgrades and retooling may not ultimately work as planned. These projects, though designed to increase our efficiency, reduce our exposure to weather delays and expedite production capacity, may not generate the level of cost savings that we estimate and may not expedite our capacity. Significant additional capital may be required to maintain existing production capacity and may delay our ability to modify or augment our current upgrade plans. These delays and additional expenditures may adversely affect our ability to meet production schedules for external and internal builds and our results of operations.

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

Our operations are capital intensive and require significant capital investment. We intend to fund substantially all of our needs to operate the business and make capital expenditures, including adequate investment in our aging boat and barge fleet, through operating cash flows and borrowings. We may need more capital than may be available under the bank revolver and therefore we would be required either to (a) seek to increase the availability under the bank revolver or (b) obtain other sources of financing. If we incur additional indebtedness, the risk that our future cash flow and capital resources may not be sufficient for payments of interest on and principal of our substantial indebtedness would increase. We may not be able to increase the availability under the bank revolver or to obtain other sources of financing on commercially reasonable terms, or at all. If we are unable to obtain additional capital, we may be required to curtail our capital expenditures and we may not be able to invest in our aging barge fleet and to meet our obligations, including our obligations to pay the principal and interest under our indebtedness.

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

A major accident or casualty loss at any of our facilities could significantly reduce production

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

As of September 30, 2007, approximately 1,140 employees were represented by unions. Most of these unionized employees (approximately 1,120) are represented by General Drivers, Warehousemen and Helpers, Local Union No. 89, affiliated with the International Brotherhood of Teamsters, Chauffeurs, Warehousemen and Helpers of America (“Teamsters”), at our Jeffboat shipyard facility under a three year collective bargaining agreement that expires in April 2010. Our remaining unionized employees (approximately 20 individuals) are represented by the International Union of United Mine Workers of America, District 12-Local 2452 at ACL Transportation Services LLC in St. Louis, Missouri under a collective bargaining agreement that expires in November 2007. Although we believe that our relations with our employees and with the recognized labor unions are generally good, we cannot assure that we will not be subject to work stoppages or other labor disruption in the future.

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

Our operations, facilities, properties and vessels are subject to extensive and evolving laws and regulations. These laws pertain to air emissions; water discharges; the handling and disposal of solid and hazardous materials and oil and oil-related products, hazardous substances and wastes; the investigation and remediation of contamination; and health, safety and the protection of the environment and natural resources. As a result, we are involved from time to time in administrative and legal proceedings related to environmental, health and safety matters and have in the past and will continue to incur costs and other expenditures relating to such matters.

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

As of September 30, 2007 we were involved in the following matters relating to the investigation or remediation of locations where hazardous materials have or might have been released or where we or our vendors have arranged for the disposal of wastes. These matters include situations in which we have been named or are believed to be a potentially responsible party under applicable federal and state laws. As of September 30, 2007 we had reserves totaling approximately $0.025 million collectively for these environmental matters.

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

The nature of our business exposes us to the potential for disputes or legal or other proceedings from time to time relating to labor and employment matters, personal injury and property damage, product liability matters, environmental matters, tax matters and other matters. Specifically, we are subject to claims on cargo damage from our customers and injury claims from our vessel personnel. These disputes, individually or collectively, could affect our business by distracting our management from the operation of our business. If these disputes develop into proceedings, these proceedings, individually or collectively, could involve significant expenditures. We are currently involved in several environmental matters (See “Legal Proceedings — Environmental Litigation).”

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 11, 2007, the Company announced a $200 million stock repurchase program and on August 14, 2007 an additional $150 million stock repurchase program (the “Stock Repurchase Programs”). Under the Stock Repurchase Programs the Company was authorized to acquire from time to time up to an aggregate of $350 million in Common Stock. The $200 million Stock Repurchase Program was completed in July, 2007. Through September 30, 2007 $100 million of the $150 million Stock Repurchase Program had been completed.

Below is a summary of the Company’s purchases of its Common Stock during the three months ended September 30, 2007 under the Stock Repurchase Programs.

	Total Number of	Average Price
	Shares Purchased	per Share
	(In thousands)

Common Stock — July	2,200	26.45
Common Stock — August	3,507	23.38
Common Stock — September	723	24.90

Total Shares Repurchased	6,430

The remaining authorized amount at September 30, 2007 was approximately $50 million.

ITEM 6.	EXHIBITS.

Exhibit
No.	Description

10.1	Amendment No. 2 to the Credit Agreement, dated April 27, 2007, by and among American Commercial Lines LLC, Jeffboat LLC, and ACL Transportation Services LLC, and Wells Fargo Bank, National Association as administrative agent, Bank of America, N.A. and JPMorgan Chase Bank, N.A., as co-syndication agents, Fortis Capital Corp. and LaSalle Bank National Association as co-documentation agents, and Branch Banking and Trust Company, Fifth Third Bank, National City Bank, PNC Bank National Association, SunTrust Bank, U.S. Bank National Association, and Wachovia Bank, N.A. as syndicate members (Incorporated by reference to Exhibit 10.1 to the Current Report of American Commercial Lines Inc. on Form 8-K (File No. 000-51562) filed with the Securities and Exchange Commission on August 23, 2007.
10.2	Amendment No. 3 to the Credit Agreement, dated April 27, 2007, by and among American Commercial Lines LLC, Jeffboat LLC, and ACL Transportation Services LLC, and Wells Fargo Bank, National Association as administrative agent, Bank of America, N.A. and JPMorgan Chase Bank, N.A., as co-syndication agents, Fortis Capital Corp. and LaSalle Bank National Association as co-documentation agents, and Branch Banking and Trust Company, Fifth Third Bank, National City Bank, PNC Bank National Association, SunTrust Bank, U.S. Bank National Association, and Wachovia Bank, N.A. as syndicate members (Incorporated by reference to Exhibit 10.2 to the Current Report of American Commercial Lines Inc. on Form 8-K (File No. 000-51562) filed with the Securities and Exchange Commission on August 23, 2007.
31.1	Certification by Mark R. Holden, Chief Executive Officer, required by Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	Certification by Christopher A. Black, Chief Financial Officer, required by Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1	Certification by Mark R. Holden, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.
32.2	Certification by Christopher A. Black, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.

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
President and Chief Executive Officer

/s/   Christopher A. Black
Christopher A. Black
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: November 7, 2007

INDEX TO EXHIBITS

Exhibit
No.	Description

10.1	Amendment No. 2 to the Credit Agreement, dated April 27, 2007, by and among American Commercial Lines LLC, Jeffboat LLC, and ACL Transportation Services LLC, and Wells Fargo Bank, National Association as administrative agent, Bank of America, N.A. and JPMorgan Chase Bank, N.A., as co-syndication agents, Fortis Capital Corp. and LaSalle Bank National Association as co-documentation agents, and Branch Banking and Trust Company, Fifth Third Bank, National City Bank, PNC Bank National Association, SunTrust Bank, U.S. Bank National Association, and Wachovia Bank, N.A. as syndicate members (Incorporated by reference to Exhibit 10.1 to the Current Report of American Commercial Lines Inc. on Form 8-K (File No. 000-51562) filed with the Securities and Exchange Commission on August 23, 2007.
10.2	Amendment No. 3 to the Credit Agreement, dated April 27, 2007, by and among American Commercial Lines LLC, Jeffboat LLC, and ACL Transportation Services LLC, and Wells Fargo Bank, National Association as administrative agent, Bank of America, N.A. and JPMorgan Chase Bank, N.A., as co-syndication agents, Fortis Capital Corp. and LaSalle Bank National Association as co-documentation agents, and Branch Banking and Trust Company, Fifth Third Bank, National City Bank, PNC Bank National Association, SunTrust Bank, U.S. Bank National Association, and Wachovia Bank, N.A. as syndicate members (Incorporated by reference to Exhibit 10.2 to the Current Report of American Commercial Lines Inc. on Form 8-K (File No. 000-51562) filed with the Securities and Exchange Commission on August 23, 2007.
31.1	Certification by Mark R. Holden, Chief Executive Officer, required by Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	Certification by Christopher A. Black, Chief Financial Officer, required by Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1	Certification by Mark R. Holden, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.
32.2	Certification by Christopher A. Black, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.