Form 10-K
period 2007-12-31
AMERICAN COMMERCIAL LINES INC.
filed 2008-02-27
CIK 1324479

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1933
For the fiscal year ended December 31, 2007
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Aggregate market value of common stock held by non-affiliates at June 30, 2007 $1,473,743,634

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 21, 2008

Common Stock, $.01 par value per share	50,163,755 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated

Proxy Statement for the Annual Meeting of Stockholders to be held in 2008	Part III

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

This annual report on Form 10-K includes certain “forward-looking statements” that involve many risks and uncertainties. When used, words such as “anticipate,” “expect,” “believe,” “intend,” “may be,” “will be” and similar words or phrases, or the negative thereof, unless the context requires otherwise, are intended to identify forward-looking statements. These forward-looking statements are based on management’s present expectations and beliefs about future events. As with any projection or forecast, these statements are inherently susceptible to uncertainty and changes in circumstances. The Company is under no obligation to, and expressly disclaims any obligation to, update or alter our forward-looking statements whether as a result of such changes, new information, subsequent events or otherwise.

Important factors that could cause actual results to differ materially from those reflected in such forward-looking statements and that should be considered in evaluating our outlook include, but are not limited to, the following.

•	Freight transportation rates for the Inland Waterways fluctuate from time to time and may decrease.

•	An increase in barging capacity may lead to reductions in freight rates.

•	North American crop yields, export quantities and relative freight differentials from available ports as well as the size and usage of worldwide grain harvests could materially affect demand for our barging services.

•	Higher fuel prices, if not recouped from our customers, could increase operating expenses and adversely affect profitability.

•	We are subject to adverse weather and river conditions, including ice, fog and hurricanes.

•	The inland barge transportation industry is highly competitive; increased competition could adversely affect us.

•	A significant portion of our barge fleet is nearing retirement, which, if not replaced, could adversely affect our revenue, earnings and cash flows.

•	A partial failure of the aging infrastructure on the Inland Waterway could lead to increases in our costs and disruption of our operations.

•	Our transportation business’ capital investment and organic growth plans are predicated on efficiency improvements which we expect to achieve through a variety of initiatives, including reduction in stationary days, better power utilization and improved fleeting, among others. We may not ultimately be able to drive efficiency to the level to achieve our current forecast of tonnage without investing additional capital or incurring additional costs.

•	We may not be successful in our plans to upgrade our production lines in our shipyard and realize increased levels of capacity and efficiency.

•	As part of the Company’s growth strategy, we may continue to make selective acquisitions, the integration and consolidation of which may disrupt operations and could negatively impact our business, including our margins.

•	Our cash flows and borrowing facilities may not be adequate for our additional capital needs and, if we incur additional borrowings, our future cash flow and capital resources may not be sufficient for payments of interest and principal of our indebtedness.

•	Increases in prevailing interest rates would increase our interest payment obligations on our floating rate debt.

•	The loss of one or more key customers, or material nonpayment or nonperformance by one or more of our key customers, could have a material adverse effect on our revenue and profitability.

•	The loss of key personnel, including highly skilled and licensed vessel personnel, could adversely affect our business.

See Item 1A “Risk Factors” of this annual report on Form 10-K for a more detailed discussion of the foregoing and certain other factors that could cause actual results to differ materially from those reflected in such forward-looking statements and that should be considered in evaluating our outlook.

PART I

ITEM 1.	THE BUSINESS

The Company

American Commercial Lines Inc. (“ACL” or the “Company”), a Delaware corporation, is one of the largest and most diversified marine transportation and service companies in the United States. ACL provides barge transportation and related services under the provisions of the Jones Act and manufactures barges, towboats and other vessels, including ocean-going liquid tank barges. During the fourth quarter of 2007, ACL acquired a naval architecture and marine engineering firm which will continue to provide architecture, engineering and production support to its many customers in the commercial marine industry, while providing ACL with expertise in support of its transportation and manufacturing businesses.

Our principal executive offices are located at 1701 East Market Street in Jeffersonville, Indiana. Our mailing address is P.O. Box 610, Jeffersonville, Indiana 47130.

Information Available on our Website

Our website address is www.aclines.com. All of our filings with the Securities and Exchange Commission, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports and our recent registration statements can be accessed through the Investor Relations link on the website.

In addition, the following information is also available on the website.

Committee Charters:

•	Audit Committee

•	Compensation Committee

•	Nominating and Governance Committee

Governance Documents:

•	Code of Ethics

•	Corporate Governance Guidelines

•	Director Stock Ownership Guidelines

•	Majority Voting Policy

•	Related Party Transaction Policy

Operating Segments

We currently operate in two primary business segments, transportation and manufacturing. We are the second largest provider of dry cargo barge transportation and liquid cargo barge transportation on the United States Inland Waterways consisting of the Mississippi River System, its connecting waterways and the Gulf Intracoastal Waterway (the “Inland Waterways”), accounting for 14.8% of the total inland dry cargo barge fleet and 13.2% of the total inland liquid cargo barge fleet as of December 31, 2006. We do not believe that these percentages have varied significantly during 2007, but competitive surveys are normally not available until March of each year. Our manufacturing subsidiary, Jeffboat LLC (“Jeffboat”), is the second largest manufacturer of dry cargo and tank barges in the United States. The Company also owns a naval architecture company which provides services to third-party customers and to the Company’s transportation and manufacturing businesses. Comparative financial information regarding our transportation, manufacturing and other business segments is included in both the notes to our consolidated financial statements and in Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

During 2006, in separate transactions, we sold our interests in our Venezuelan operations and the assets of our Dominican Republic operations, both for net gains. In 2007 we had no remaining continuing operations outside of the United States. The disposed international operations contributed 2.3% and 6.1%, respectively, of our combined revenues and consolidated net income in 2006 and 3.6% and 15.3%, respectively, of combined revenues and consolidated net income in 2005. Collectively, these operations are treated as discontinued in all income statements presented herein and, unless expressly stated, are excluded from the discussion, analyses and comparisons, herein.

For the year ended December 31, 2007, we generated revenue of $1.05 billion and net income of $44.4 million. We generated EBITDA of $159.8 million (See “Selected Consolidated Financial Data” for the definition of EBITDA and a reconciliation of net income to EBITDA).

2007 Revenues by Source and Commodity

Our transportation segment’s revenues in 2007 were $808.6 million or 77% of consolidated revenue. In 2007, our transportation segment transported approximately 39.3 billion ton-miles of cargo under affreightment contracts and an additional 4.3 billion ton-miles under towing and day rate contracts for a total of 43.6 billion ton-miles. This was a decrease of 1.5 billion ton-miles or 3.4% compared to 2006. The decreased ton-miles were produced with a fleet that was 5.6% smaller than the prior year. We believe that ton-miles, which is computed by the extension of tons by the number of miles transported, is the best available volume measurement for the transportation business and is a key part of how we measure our performance.

Our operations are tailored to service a wide variety of shippers and freight types. As of December 31, 2007, the 2,828 barges in our fleet included 2,074 covered dry cargo barges, 366 open dry cargo barges and 388 liquid tank barges. We provide additional value-added services to our customers, including third-party logistics through our BargeLink LLC joint venture, and limited container transportation services between Chicago and New Orleans. Our operations incorporate advanced fleet management practices and information technology systems, including our proprietary ACLTrac real-time GPS barge tracking system, which allows us to effectively manage our fleet. Our barging operations are complemented by our marine repair, maintenance and port services (e.g. fleeting, shifting, repairing and cleaning of barges and towboats) located strategically throughout the Inland Waterways.

Our freight contracts are typically matched to the individual requirements of the shipper depending on the shipper’s need for capacity, specialized equipment, timing and geographic coverage. As a result of the supply and demand imbalance for barge capacity, average freight rates for commodities moved under term contracts have increased significantly during the past three years. We expect this trend to continue under new term contracts due to the expected retirement of aged barge capacity over the next several years, although we can make no assurance that they will do so. Spot rates obtained over the same period, primarily grain and to a lesser extent coal, though generally higher as well, have been and are expected to continue to be more volatile within and across years. This volatility is based not only on the supply and demand for barges but additionally weather, crop size, export demand, ocean port freight differentials and producer market timing.

Our dry cargo barges transport a variety of bulk and non-bulk commodities. In 2007, bulk commodities were our largest class of cargo transported, accounting for 30.6% of our transportation revenue, followed by grain, steel and coal. The bulk commodities classification contains a variety of cargo segments including salt, alumina, fertilizers, cement, ferro alloys, ore and gypsum.

We also transport chemicals, petroleum, ethanol, edible oils and other liquid commodities with our fleet of tank barges, accounting for approximately 27.3% of our 2007 transportation revenue.

Jeffboat, our manufacturing segment, generated almost 23% or $239.9 million of our consolidated revenue in 2007. Located in Jeffersonville, Indiana, Jeffboat is a large inland single-site shipyard and repair facility, occupying approximately 68 acres of land and approximately 5,600 feet of frontage on the Ohio River, which we believe to be the largest inland shipyard in the United States. Jeffboat designs and manufactures barges and other vessels for inland river service for third-party customers and our transportation business. It also manufactures equipment for coastal and offshore markets and has long employed advanced inland marine technology. In addition, it also provides complete dry-docking capabilities and full machine shop facilities for repair and storage of towboat propellers, rudders and shafts. Jeffboat also offers technically advanced marine design and manufacturing capabilities for both inland and ocean service vessels. Jeffboat utilizes sophisticated computer-aided design and manufacturing systems to develop, calculate and analyze all manufacturing and repair plans.

Historically, our transportation business has been one of Jeffboat’s most significant customers. We believe the synergy created by our transportation operations and Jeffboat’s manufacturing and repair capabilities is a competitive advantage. Our vertical integration permits optimization of manufacturing schedules and asset utilization between internal requirements and sales to third-party customers. Additionally, Jeffboat’s engineers have the opportunity to collaborate both with our barge operations and with our naval architects on innovations that enhance towboat performance and barge life.

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

In 2007, our largest ten customers accounted for approximately 28% of our revenue with no individual customer exceeding 10%. We have many long-standing customer relationships, including Cargill, Inc., North American Salt Company, the David J. Joseph Company, Consolidated Grain and Barge Company, Bunge North America, Inc., United States Steel Corporation, Nucor Steel, Alcoa, Inc., Lyondell Chemical Company, Shell Chemical Company, Koch Industries, DuPont and Nova Chemicals, Inc. We also have a long-standing contractual relationship, extended during the emergence from bankruptcy of our predecessor company in 2005, until 2015, with Louisiana Generating LLC, a subsidiary of NRG Energy, Inc. (“LaGen”) and Burlington Northern Santa Fe Railway (“BNSF”).

In 2008, we anticipate that approximately 65% of our barging revenue will be derived from customer contracts that vary in duration but generally are one year to three years in length. The average contract maturity is approximately two years. Our multi-year contracts are set at a fixed price, although we do have some multi-year contracts which contain positively stated rate increases along with compounding adjustment provisions as well for fuel, and, in most cases, labor cost and general inflation, which increases stability of the contract margins. Generally, contracts that are less than one year are priced at the time of execution, which we refer to as the spot market. Grain freight is almost entirely priced in the spot market. All of our grain freight was priced in this manner during 2007 and 2006. In 2007, the transportation segment generated approximately 74% of its revenues under term contracts and spot market arrangements with customers to transport cargoes on a per ton basis from an origin point to a destination point along the Inland Waterways on the Company’s barges, pushed primarily by the Company’s towboats. These contracts are referred to as affreightment contracts. The Company is responsible for tracking and reporting the tonnages moved under such contracts. Due to the pricing attractiveness of dedicated service contracts, the Company continued to deploy more of its liquid tank fleet to that service in 2007 decreasing by approximately 6% the portion of the transportation segment’s total revenues generated from affreightment contracts.

The remaining revenues of the transportation segment (collectively “non-affreightment revenues”) are generated either by demurrage charges for customers’ delays, beyond contractually allowed days, of our equipment under affreightment contracts or by one of three other distinct contractual arrangements with customers: dedicated service contracts, outside towing contracts, or other marine services contracts. Transportation services revenue for each contract type is summarized in the key operating statistics table contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our dedicated service contracts typically provide for dedicated equipment specially configured to meet the customer’s requirements for scheduling, parcel size and product integrity. The contract may take the form of a “consecutive voyages” affreightment agreement, under which the customer commits to loading the barges on consecutive arrivals. Alternatively, the contract may be a “day rate plus towing” agreement under which the customer essentially charters a barge or set of barges for a fixed daily rate and pays a towing charge for the movement of the tow to its destination. A “unit tow” contract provides the customer with a set of barges and a boat for a fixed daily rate, with the customer paying the cost of fuel. Chemical shippers typically use dedicated service contracts to ensure reliable supplies of specialized feedstocks to their plants. Petroleum distillates and fuel oils generally move under “unit tow” contracts. Many dedicated service customers also seek capacity in the spot market for peaking requirements. Outside towing revenue is earned by moving barges for other affreightment carriers at a specific rate per barge move. Transportation services revenue is earned for fleeting, shifting and cleaning services provided to third parties. Under charter/day rate contracts, the Company’s boats and barges are leased to third parties who control the use (loading, unloading, and movement) of the vessels. During 2007 and 2006 we deployed additional barges to serve customers under charter/day rate contracts due to strong demand and attractive, available pricing for such service. On average, an additional 33 and 26 liquid tank barges in 2007 and 2006, respectively, were devoted to these non-affreightment contracts when compared to the immediately preceding years. This represented redeployment of an additional 9% and 7%, respectively, of our average liquid tank fleet in those years to this type of service (for an average total of 131 and 98 tank barges or 35% and 26% of our average liquid tanker fleet in the two years). The pricing attained for this type of service and the increased number of barges deployed drove charter and day rate revenue up 52% in 2007and 82%in 2006, respectively, in comparison to the immediately preceding years.

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

The following chart depicts total transportation revenues, both affreightment and non-affreightment, and indicates the approximate renewal dates of the term contracts. The chart also displays expected 2008 term renewals by relative age.

Manufacturing.  The primary third-party customers of our barge and other vessel manufacturing subsidiary, Jeffboat, are other operators within the inland barging industry. Because barge and other vessel manufacturing requirements for any one customer are dependent upon the customer’s specific replacement and growth strategy, and due to the long-lived nature of the equipment manufactured, Jeffboat’s customer base varies from year-to-year. Our transportation business is a significant customer of Jeffboat. In 2007, our transportation segment accounted for 17% of Jeffboat’s revenue before intercompany eliminations.

At December 31, 2007, the manufacturing segment’s approximate vessel backlog for external customers was $429 million compared to $407 million at December 31, 2006. The backlog consists of vessels to be constructed under signed customer contracts or exercised contract options that have not yet been recognized as revenue. The backlog excludes our planned construction of internal replacement barges. Approximately 54% of the backlog is under contract for delivery in 2008. The backlog extends into 2010. In January 2008 a new contract was signed for approximately $100 million in new barge construction including options. Contract options are not included in the computation of the approximate vessel backlog until signed. The new contract increased the backlog by approximately $25 million from the year end level.

Steel is the largest component of our raw materials, representing 70% to 90% of the raw material cost, depending on barge type. We have established relationships with our steel vendors and have not had an issue with obtaining the quantity or quality of steel required to meet our commitments. The price of steel, however, varies significantly with changes in supply and demand. All of the contracts in our backlog contain steel price adjustments. Because of the volatile nature of steel prices, we pass on the cost of steel used in the production of our customers’ barges back to our customers. Therefore, at the time of construction, the actual price of steel may result in contract prices that are greater than or less than those used to calculate the backlog at the end of 2007. In addition, many of our contracts signed in 2006 and 2007 also contain labor and general inflation clauses which may also impact the revenue ultimately realized on the construction of the vessels.

We believe demand for dry and liquid tank barges remains strong. A continuing significant driver in this market is the demand to replace all single-hull tank barges with double-hull tank barges. By federal law, single-hull tank barges will not be allowed to operate after 2015. All of the Company’s tank barges have double hulls. In addition to barge demand, we expect that the boat replacement cycle will drive demand for new boat construction in 2009 and beyond. We have signed contracts to produce five towboats for delivery in 2009 and 2010.

The price we have been able to charge for manufacturing production has fluctuated historically based on a variety of factors including the cost of raw materials, the cost of labor and the demand for new barge builds compared to the barge manufacturing capacity within the industry at the time. During 2007, we continued to increase the pricing on our barges, net of steel costs, in response to increased demand for new barge construction. We plan to continue increasing the pricing on our barges, net of steel, in conjunction with the expected additional demand for new barge construction. If demand for new barge construction diminishes going forward, we may not be able to increase pricing over our current levels or maintain pricing at current levels. Additionally, at the end of 2007, we have over $200 million related to more than 375 vessels in our backlog that were priced under contracts or options negotiated at lower estimated margins and with more aggressive labor estimates than in contracts signed during 2006 and 2007. These will result in sub-optimal margins as they enter production. Unsigned options in these contracts on nearly 200 additional vessels or more than $100 million of revenues are expected to extend the margin impact into 2010 and 2011 if the options are exercised. As a percent of total production, we expect that these vessels will decline in 2008 and beyond as the underlying vessels are completed.

TRANSPORTATION FLEET

Barges.  As of December 31, 2007, our total transportation fleet was 2,828 barges, consisting of 2,074 covered dry cargo barges, 366 open dry cargo barges and 388 tank barges. We operate 531 of these dry cargo barges and 37 of these tank barges pursuant to charter agreements. The charter agreements have terms ranging from one to fifteen years. Generally, we expect to be able to renew or replace our charter agreements as they expire. Our entire existing tank barge fleet is double-hulled. As of December 31, 2007, the average age of our covered dry cargo barges was 20 years, and the average age of our tank barges was 23 years, which we believe is consistent with the industry age profile.

Towboats.  As of December 31, 2007, our barge fleet was powered by 137 Company-owned towboats and 25 additional towboats operated exclusively for us by third parties. The size and diversity of our towboat fleet allows us to deploy our towboats to areas of the Inland Waterways where they can operate most effectively. For example, our towboats with 9,000 horsepower or greater typically operate with tow sizes of as many as 40 barges along the Lower Mississippi River, where the river channels are wider and there are no restricting locks and dams. Our 5,600 horsepower towboats predominantly operate along the Ohio, Upper Mississippi and Illinois Rivers, where the river channels are narrower and restricting locks and dams are more prevalent. We also deploy smaller horsepower towboats for shuttle and harbor services. In early 2007 we acquired 20 towboats that had previously serviced both the Company and other third parties. This acquisition significantly increased our capacity for Gulf fleeting and canal service.

PORT SERVICES ASSETS

To support our barging fleet, we operate port service facilities. ACL Transportation Services LLC (“ACLT”) operates facilities throughout the Inland Waterways that provide fleeting, shifting, cleaning and repair services for both barges and towboats, primarily for ACL, but also for third-party customers. Effective January 1, 2007 all of our port service assets were controlled by ACLT which we believe enhances the branded value of the American Commercial Lines brand. ACLT has port service facilities in the following locations: Lemont, Illinois; St. Louis, Missouri; Cairo, Illinois; Louisville, Kentucky; Baton Rouge, Louisiana; Vacherie, Louisiana (Armant fleet); Harahan, Louisiana; Marrero, Louisiana; and Houston, Texas. Its operations consist of fleets, towboat repair shops, dry docks, scrapping facilities and cleaning operations.

ACLT also operates a coal receiving, storage and transfer facility in St. Louis, Missouri. Together with BNSF, we also transport coal from mines in the Powder River Basin of Wyoming and Montana to the LaGen power plant in Louisiana under an agreement with LaGen. Currently these activities account for less than 10% of our revenue. Our St. Louis terminal also receives and stores coal from third-party shippers who source coal on the BNSF and ship to inland utilities on our barges. ACLT’s liquid terminal in Memphis, Tennessee provides liquid tank storage for third parties and processes oily bilge water from towboats. The oil recovered from this process is blended for fuel used by ACL’s towboats or is sold to third parties.

THIRD-PARTY LOGISTICS, INTERMODAL SERVICES

Our fleet size, diversity of cargo transported and experience enables us to provide transportation logistics services for our customers. We own 50% of BargeLink LLC, a joint venture with MBLX, Inc. (“BargeLink”), based in New Orleans. BargeLink provides third-party logistics services to international and domestic shippers who distribute goods primarily throughout the inland rivers. BargeLink provides and arranges for ocean freight, customs clearance, stevedoring (loading and unloading cargo), trucking, storage and barge freight for its customers. BargeLink tracks customers’ shipments across multiple carriers using proprietary tracking software developed by BargeLink.

Additionally, we also initiated container transport in our barging operations in 2004. We are evaluating other river gateway opportunities going forward. We also provide “stack to stack” service, which includes local truckers for cargo transport and terminals for container handling. This service makes use of our existing fleet of open dry cargo barges and is within the principal operating corridors of our dry and liquid barging service. This pattern density creates the frequency of service that is valued by intermodal shippers. We expect to continue to market this kind of service as well as other services that, to date, have been predominantly served by “off-river” modes of transportation.

At our Lemont Terminal, located approximately 25 miles Southwest of downtown Chicago, we have direct access to Highways 55, 355 and 294 and a truck delivery radius including Iowa, Michigan, Indiana, Illinois, Wisconsin, and Ohio. From this location we distribute truck-to-barge and barge-to-truck multi-modal shipments of both northbound and southbound freight from inland river system origins and destinations in Mexico, Texas, New Orleans, Alabama, Florida, Pennsylvania and points between. We also have 48,000 square feet of indoor temperature controlled space for product storage in Lemont, as well as 35 acres for outside storage.

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

According to Informa Inc., a private forecasting service (“Informa”), we had the largest covered dry cargo barge fleet in the industry with almost 21% of the industry capacity. Informa updates annual industry data in March of each year for the prior calendar year end. We do not expect the 2007 data to be significantly different. We expect that our concentration in 2008 on expansion of our liquid tank fleet may result in a reduction of the percentage of industry dry cargo fleet capacity owned by the Company. We believe our large covered dry cargo fleet gives us a unique position in the marketplace that allows us to service the transportation needs of customers requiring covered barges to ship their products. It also provides us with the flexibility to shift covered dry cargo fleet capacity to compete in the open dry cargo barge market simply by storing the barge covers. This adaptability allows us to operate the barges in open barge trades for a short or long term period of time to take advantage of market opportunities. Carriers that have barges designed for open dry cargo barge service only cannot easily retrofit their open dry cargo barges with covers without significant expense, time and effort.

Since 1980, the industry has experienced consolidation as the acquiring companies have moved toward attaining the widespread geographic reach necessary to support major national customers.

TOP 5 CARRIERS BY FLEET SIZE
(as of December 31, 2006*)

		% of	Average
	Units	Barges	Age (Yrs)

Dry Cargo Barges **
Ingram Barge Company	3,633	20.3%	16.4
American Commercial Lines	2,639	14.8%	20.4
AEP/MEMCO Barge Line, Inc.	2,628	14.7%	10.9
American River Transportation Company	2,061	11.5%	25.7
Cargo Carriers	958	5.4%	14.8

Top 5 Dry Carriers	11,919	66.6%	17.6

Total Industry	17,885	100.0%	16.2

Liquid Cargo Barges
Kirby Corporation	912	32.5%	24.1
American Commercial Lines	371	13.2%	22.6
Marathon Ashland Petroleum LLC	180	6.4%	19.1
Canal Barge Company, Inc.	170	6.1%	12.3
Ingram Barge Company	165	5.9%	28.5

Top 5 Liquid Carriers	1,798	64.0%	22.6

Total Industry	2,809	100.0%	21.8

*	Source: Informa and Company. Note that annual data is normally not available until March of the following year.

**	Dry Cargo Barges include covered and open dry barges.

Manufacturing.  The inland barge and towboat manufacturing industry competes primarily on quality of manufacture, delivery schedule, design capabilities and price. We consider Trinity Industries, Inc. to be Jeffboat’s most significant competitor for the large-scale manufacture of inland barges, although other firms have barge building capability on a smaller scale. We believe there are a number of shipyards located on the Gulf Coast that compete with Jeffboat for the manufacture of towboats. In addition, certain other shipyards may be able to reconfigure to manufacture inland barges and related equipment.

SEASONALITY

Our historical revenue stream within any year reflects the variance in seasonal demand, with revenues earned in the first half of the year historically lower than those earned in the second half of the year. Additionally, we have generally experienced higher expenses in the winter months, because winter conditions historically result in higher costs of operation and reduced equipment demand, which permits scheduling major boat maintenance. Similarly, our manufacturing costs increase in our shipyard with seasonal precipitation, as extra shifts and lower productivity overtime are required to maintain production schedules.

The transportation of grain in the spot market represented almost 25% of our annual revenues for 2007. Historically, we have experienced the greatest degree of seasonality in our grain transportation business compared to all other commodity segments, with demand generally following the timing of the annual harvest. The demand for grain movement generally begins in the Gulf Coast and Texas regions and the southern portions of the Lower Mississippi River, or the Delta area, in late summer of each year. The demand for freight spreads north and east as the grain matures and harvest progresses through the Ohio Valley, the Mid-Mississippi River area, and the Illinois River and Upper Mississippi River areas. System-wide demand generally peaks in the mid-fourth quarter. Demand normally tapers off through the mid-first quarter, when traffic is generally limited to the Ohio River as the Upper Mississippi River normally closes from approximately mid-December to mid-March, and ice conditions can hamper navigation on the upper reaches of the Illinois River. Fertilizer movements are timed for delivery prior to annual planting, generally moving from late August through April. Salt movements are heaviest in the winter, when the need for road salt in cold weather regions drives demand, and are more ratable throughout the balance of the year as stockpiles are replaced. Overall demand for other bulk and liquid products delivered by barge is more ratable throughout the year.

Spot grain movement is generally priced at or near the quoted tariff rate for the particular river section on which the move occurred. These tariff rates move independently based on weather, harvest timing and other factors related specifically to that location in addition to the overall supply and demand relationship of available barges. The differential between peak and trough rates has averaged 123% over the last five years.

Since the beginning of 2006, we have not negotiated term contracts for grain movements and have, therefore accepted the potentially greater volatility in tariff rates. The average annual rates for the mid-Mississippi River, which we believe is a fair indicator of the total market, increased over 60% in 2005 over 2004. Rates in 2006 rose an incremental 20% over 2005 levels. Rates in 2007 declined approximately 6% from the 2006 levels, but remained 15% above 2005 levels. While we believe our decision to move all of our grain business to spot market pricing favorably impacted 2006 and 2007 when compared to prior years’ pricing levels, it has also exposed us to greater volatility.

The chart below depicts the seasonal movements in what we believe to be a representative tariff rate over time for a river segment we track as part of the mid-Mississippi River. We do not track January and February for this segment due to significantly reduced volumes on the segment during that time frame.

EXECUTIVE OFFICERS AND KEY EMPLOYEES

The following is a list of our executive officers and key employees as of February 29, 2008 and their ages as of such date and their positions and offices.

Name	Age	Position

Mark R. Holden	48	Director, President and Chief Executive Officer(1)
Michael P. Ryan	48	Senior Vice President, Sales and Marketing(2)
W. Norbert Whitlock	66	Executive Vice President, Governmental Affairs
Christopher A. Black	45	Senior Vice President, Chief Financial Officer(3)
Nick C. Fletcher	47	Senior Vice President, Human Resources
Jerry R. Linzey	44	Senior Vice President, Chief Operating Officer
Richard A. Mitchell Jr.	42	Senior Vice President, Corporate Strategy
Michael J. Monahan	49	Senior Vice President, Transportation Services
Kevin S. Boyle	34	Vice President, Treasurer
Karl D. Kintzele	57	Vice President, Internal Audit
Tamra L. Koshewa	39	Vice President, Finance and Corporate Controller
David T. Parker	44	Vice President, Investor Relations and Corporate Communications
Douglas C. Ruschman	56	Interim General Counsel and Vice President Legal
William L. Schmidt	46	Vice President, Information Technology
Jacques J. Vanier	46	Vice President, Manufacturing

(1)	On February 18, 2008, Mr. Holden announced his resignation from all executive positions and from the Board of Directors effective on March 1, 2008.

(2)	On February 18, 2008, Mr. Ryan was named President, Chief Executive Officer and a director effective March 1, 2008.

(3)	On September 5, 2007 Mr. Black informed the Company of his plan to leave the Company upon expiration of his employment agreement on February 22, 2008. In January 2008 the Company entered into an agreement with Mr. Black to extend his employment through March 1, 2008 and thereafter to serve as a consultant to the Company until April 30, 2008.

Mark R. Holden was named President and Chief Executive Officer of ACL in January 2005 and has also served as a director of ACL since that date. Mr. Holden has announced his resignation from all executive positions and from the Board of Directors effective on March 1, 2008. Prior to joining us in 2005, Mr. Holden served in the Office of the Chief Executive Officer and as Chief Financial Officer, since May 1995, of Wabash National Corporation, a large manufacturer of truck trailers. Mr. Holden also served on the board of directors of Wabash from 1995 to 2003 and on the Executive Committee of the Board. Prior to that, Mr. Holden held a variety of positions of increasing responsibility with Wabash beginning in 1992. Before joining Wabash, Mr. Holden spent 12 years at an international accounting firm.

Michael P. Ryan was named President and Chief Executive Officer effective March 1, 2008. In addition, Mr. Ryan was elected to the Board of Directors effective March 1, 2008. He previously served as Senior Vice President, Sales and Marketing of ACL since November 2005. Mr. Ryan has more than 24 years of combined experience in logistics, sales, marketing and customer service. He spent approximately 20 years in sales and marketing positions of increasing responsibility while at Canadian National Railway Company and CSX Corporation, Inc. and was most recently Senior Vice President and General Manager of McCollister’s Transportation Systems.

W. Norbert Whitlock was named Executive Vice President, Governmental Affairs of ACL in August 2006. From January 2005 Mr. Whitlock was Senior Vice President, Chief Operating Officer of ACL. Since April 2004 Mr. Whitlock served as our Chief Operating Officer and served as our President from April 2004 through January 17, 2005. Previously, Mr. Whitlock served as Senior Vice President, Transportation Services of American Commercial Lines LLC from July 2003 to April 2004, as Senior Vice President, Logistics

Services for American Commercial Barge Line LLC and LDC from March 2000 to June 2003 and as Senior Vice President, Transportation Services of American Commercial Barge Line and LDC from 1982 through March 2000.

Christopher A. Black was named Senior Vice President, Chief Financial Officer of ACL in February 2005. Prior to joining us, Mr. Black served as Vice President and Treasurer of Wabash National Corporation from October 2001 to July 2004. Prior to that, from September 2000 to October 2001, Mr. Black served as Senior Vice President — Corporate Banking of US Bancorp. From August 1995 to September 2000, he held various positions at SunTrust Bank, most recently as Director — Corporate & Investment Banking. Prior to that, he was employed by PNC Bank and Bank One (now JP Morgan Chase). Mr. Black has resigned from the Company effective March 1, 2008, but will continue as a consultant to the Company until April 30, 2008.

Nick C. Fletcher was named Senior Vice President, Human Resources of ACL in March 2005. From February 2004 until joining us, Mr. Fletcher was Vice President of Human Resources for Continental Tire North America, Inc., a global manufacturer of automotive tires and products, since February 2004. Prior to that, he provided human resources consulting services from May 2003 to February 2004. From June 1999 until May 2003, he was employed by Wabash National Corporation as Director of Human Resources and as Vice President, Human Resources. Throughout his career he has held various human resources positions with increasing responsibility at TRW Inc., Pilkington Libbey-Owens-Ford Co., Landis & Gyr Inc. and Siemens Corporation.

Jerry R. Linzey was named Senior Vice President, Chief Operating Officer of ACL in August 2006 after having served as Senior Vice President, Manufacturing from May 2005 until then. Prior to joining us, Mr. Linzey served as Vice President and Senior Vice President, Manufacturing of Wabash National Corporation from 2002 to May 2005. Prior to that, from 2000 to 2002, Mr. Linzey served as Director, North American Operations of The Stanley Works, a large manufacturer of tools and fasteners. From 1985 to 2000, he held various positions at Delphi Automotive Systems, most recently as Plant Manager — Radiator and Oil Cooler Product Lines.

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

Karl D. Kintzele was named Vice President, Internal Audit of ACL in March 2005. From October 2001 until joining us, Mr. Kintzele served as Vice President, Internal Audit of Wabash National Corporation since October 2001, having been promoted from the position of Director, Internal Audit, which he assumed in September 1999 upon joining the company. Before joining Wabash, Mr. Kintzele spent 18 years with Teledyne, Inc., a conglomerate of aerospace, electronics, consumer and specialty metals components, holding positions of increasing senior management responsibilities within the financial and internal audit functions.

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

David T. Parker was named Vice President Investor Relations and Corporate Communications in December 2007. From November 2006 until joining the Company Mr. Parker was Senior Counsel for Peyron & Associates from November 2006. From March 2005 to November 2006 Mr. Parker was Vice President, Investor Relations and Governmental Affairs for Albertsons, Inc. From March 2003 to March 2005, Mr. Parker had been Director of Strategic Communication and Investor Relations for Micron Technology.

Douglas C. Ruschman was named Vice President Legal in October 2006 and interim General Counsel and Secretary in January 2008. He had earlier served as Vice President Law and Administration for ACL, responsible for risk management, insurance and tort litigation. At ACL Mr. Ruschman has also been responsible for the Human Resources and Benefits Departments. Prior to joining ACL in 1995 Mr. Ruschman spent twenty years with CSX Transportation, a Class I Railroad and fully integrated Transportation company. He held a number of positions there, the last as the General Manager of Litigation.

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

EMPLOYEE MATTERS

EMPLOYEE COUNT

	December 31,	December 31,
Function	2007	2006

Administration (including Jeffboat)	319	288
Transportation services	1,704	1,446
Manufacturing	1,320	1,055
Other	59	6

	3,402	2,795

Collective bargaining agreements.  As of December 31, 2007, approximately 1,207, or 35.5%, of our employees were represented by unions. Approximately 1,188 of these unionized employees are represented by General Drivers, Warehousemen and Helpers, Local Union No. 89, which is affiliated with the International Brotherhood of Teamsters, Chauffeurs, Warehousemen and Helpers of America, at our Jeffboat shipyard facility under a collective bargaining agreement that is set to expire in April 2010. The remainder of our unionized employees, approximately 20 positions at ACL Transportation Services LLC’s terminal operations in St. Louis, Missouri, are represented by the International Union of United Mine Workers of America, District 12-Local 2452 (“UMW”), under a collective bargaining agreement that expired in November 2007. We have been in negotiations with UMW since October 26, 2007 for a successor agreement covering terms and conditions of employment for production and maintenance workers at the facility. We expect to continue negotiations in late February, 2008. We currently cannot predict when or if a new agreement will be reached with UMW.

INSURANCE AND RISK MANAGEMENT

The Company procures and manages insurance policies and provides claims management services for our subsidiaries internally through our risk management department. The company is exposed to traditional hazards associated with its manufacturing and marine transportation operations on the Inland Waterways. A program of insurance is maintained to mitigate risk of loss to the Company’s property, vessels and barges, loss and contamination of cargo and as protection against personal injury to third parties and company employees. Our general marine liability policy insures against all operational risks for our marine activities. Pollution liability coverage is maintained as well. The Company has provided for adequate excess liability coverage above the noted casualty risks. All costs of defense, negotiation and costs incurred in liquidating a claim, such as surveys and damage estimates, are considered insured costs. Our personnel costs involved in managing insured claims are not reimbursed. We evaluate our insurance coverage regularly. The company believes that our insurance coverage is adequate.

GOVERNMENT REGULATION

General.  Our business is subject to extensive government regulation in the form of international treaties, conventions, national, state and local laws and regulations, as well as laws relating to the discharge of materials into the environment. Because such treaties, conventions, laws and regulations are regularly reviewed and revised by issuing governments, we are unable to predict the ultimate cost or impact of future compliance. In addition, we are required by various governmental and quasi-governmental agencies to obtain certain permits, licenses and certificates with respect to our business operations. The types of permits, licenses and certificates required depend upon such factors as the commodity transported, the waters in which the vessel operates, the nationality of the vessel’s crew, the age of the vessel and our status as owner, operator or charterer. As of December 31, 2007, we had obtained all material permits, licenses and certificates necessary for operations.

Our transportation operations are subject to regulation by the U.S. Coast Guard, federal laws, state laws and certain international conventions.

The majority of our inland tank barges carry regulated cargoes. All of our inland tank barges that carry regulated cargoes are inspected by the U.S. Coast Guard and carry certificates of inspection. Towboats will soon become subject to U.S. Coast Guard inspection and will be required to carry certificates of inspection. Our dry cargo barges are not subject to U.S. Coast Guard inspection requirements.

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

User Fees and Fuel Tax.  Federal legislation requires that inland marine transportation companies pay a user fee in the form of a tax assessed upon propulsion fuel used by vessels engaged in trade along the Inland Waterways. These user fees are designed to help defray the costs associated with replacing major components of the waterway system, including dams and locks, and to build new projects. Significant portions of the Inland Waterways on which our vessels operate are maintained by the U.S. Army Corps of Engineers.

We presently pay a federal fuel tax of 20.1 cents per gallon of propulsion fuel consumed by our towboats in some geographic regions. In the future, user fees may be increased or additional user fees may be imposed to defray the costs of Inland Waterways infrastructure and navigation support. Increases in these taxes are normally passed through to our customers by contract.

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

In addition to environmental laws that regulate our ongoing operations, we are also subject to environmental remediation liability under the Comprehensive Environmental Response Compensation and Liability Act (“CERCLA”) and analogous state laws, and the Oil Pollution Act of 1990 (“OPA 90”). We may be liable as a result of the release or threatened release of hazardous substances or wastes or other pollutants into the environment at or by our facilities, properties or vessels, or as a result of our current or past operations. These laws typically impose liability and cleanup responsibility without regard to whether the owner or operator knew of or caused the release or threatened release. Even if more than one person may be liable for the release or threatened release, each person covered by these environmental laws may be held responsible for all of the investigation and cleanup costs incurred. In addition, third parties may sue the owner or operator of a site for damages based on personal injury, property damage or other costs, including investigation and cleanup costs resulting from environmental contamination.

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

As of December 31, 2007, we had no reserves for these environmental matters. Any cash expenditures required to comply with applicable environmental laws or to pay for any remediation efforts will therefore result in charges to earnings. We may incur future costs related to the sites associated with the environmental reserves. The discovery of additional sites, the modification of existing or the promulgation of new laws or regulations, more vigorous enforcement by regulators, the imposition of joint and several liability under CERCLA or analogous state laws or OPA 90 and other unanticipated events could also result in additional environmental costs. For more information, see “Legal Proceedings — Environmental Litigation.”

OCCUPATIONAL HEALTH AND SAFETY MATTERS

Our vessel operations are primarily regulated by the U.S. Coast Guard for navigation safety standards. Our shore operations are subject to the U.S. Occupational Safety and Health Administration regulations. As of December 31, 2007, we were in material compliance with these regulations. However, we may experience claims against us for work-related illness or injury as well as further adoption of occupational health and safety regulations.

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

BANKRUPTCY FILING & EMERGENCE

We were formed in 1953 as the holding company for a family of barge transportation and marine service companies, the oldest of which has an operating history dating back to 1915. In 1984, we were acquired by CSX Corporation. For several years thereafter we achieved significant growth through acquisitions, including: SCNO Barge Lines, Inc. in 1988, Hines Incorporated in 1991, The Valley Line Company in 1992, and Continental Grain Company’s barging operations in 1996. In June 1998, we completed a leveraged recapitalization in a series of transactions in which the barge businesses of Vectura Group, Inc. and its subsidiaries were combined with ours. In 2000 we acquired the assets of Peavey Barge Line, which included the assets of the inland marine transport divisions of ConAgra, Inc. Late in 2000 we began to experience difficulties in meeting certain financial covenants set forth in our recapitalized credit facilities. In May 2002 we refinanced our existing debt obligations with Danielson Holding Corporation (“DHC”). This second recapitalization resulted in our acquisition by DHC and they remained our parent company until our emergence from bankruptcy on January 11, 2005, when their ownership interest was extinguished.

During 2002 and through the beginning of 2003 we experienced a decline in barging rates, reduced shipping volumes and excess barging capacity during a period of slow economic growth and a global economic recession. Due to these factors our revenue and earnings did not meet expectations and our liquidity was significantly impaired. We determined that our debt burden was too high and that a restructuring under Chapter 11 of the Bankruptcy Code offered us the most viable opportunity to reduce our debts while continuing operations. We therefore filed voluntary petitions seeking relief from our creditors pursuant to Chapter 11 of the Bankruptcy Code on January 31, 2003. On December 30, 2004, the Bankruptcy Court entered an order confirming a Plan of Reorganization (“Plan of Reorganization”). We emerged from Chapter 11 protection in January 2005 with a significantly less leveraged consolidated balance sheet. On February 2, 2007 the Bankruptcy Court issued a Final Decree and Order that the estate has been fully administered and the Chapter 11 case is closed. References herein to the Company or ACL include the Company’s predecessor.

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

Freight transportation rates fluctuate from season-to-season and year-to-year. Levels of dry and liquid cargo being transported on the Inland Waterways vary based on several factors including global economic conditions and business cycles, domestic agricultural production and demand, international agricultural production and demand, and foreign exchange rates. Additionally, fluctuation of ocean freight rate spreads between the Gulf of Mexico and the Pacific Northwest affects demand for barging on the Inland Waterways, especially in grain movements. Grain, particularly corn for export, has been a significant part of our business. Since the beginning of 2006, all grain transported by us has been under spot market contracts.

Spot grain contracts are normally priced at, or near, the quoted tariff rates in effect for the river segment of the move. Spot rates can vary widely from quarter-to-quarter and year-to-year. A decline in spot rates could negatively impact our business. The number of barges and towboats available to transport dry and liquid cargo on the Inland Waterways also varies from year-to-year as older vessels are retired and new vessels are placed into service. The resulting relationship between levels of cargoes and vessels available for transport affects the freight transportation rates that we are able to charge.

An oversupply of barging capacity may lead to reductions in freight rates.

Our industry has previously suffered from an oversupply of barges relative to demand for barging services. Such oversupply may recur due to a variety of factors, including a drop in demand, overbuilding and delay in scrapping of barges approaching the end of their useful economic lives. Calendar year 2006 was the first year in eight years that more barges were built than scrapped. We believe that approximately 25% of the industry’s existing dry cargo barge fleet will need to be retired due to age over the next five years. If that occurs it will continue to constrain barge capacity. If an oversupply of barges were to occur, it could take several years before supply growth matches demand due to the variable nature of the barging industry and the freight transportation industry in general, and the relatively long life of marine equipment. Such oversupply could lead to reductions in the freight rates that we are able to charge.

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

The prices we have been able to charge for Jeffboat production have fluctuated historically based on a variety of factors including the cost of raw materials, the cost of labor and the demand for new barge builds compared to the barge manufacturing capacity within the industry at the time. During 2005 we began to increase the pricing on our barges, net of steel costs, in response to increased demand for new barge construction. Some of the contracts signed prior to that time (the “legacy contracts”), including any options exercised for additional barges, will negatively impact manufacturing segment margins due to their lower overall pricing structure. We plan to continue increasing the pricing on our barges, net of steel, in conjunction with the expected additional demand for new barge construction as well as inflation of our costs. As a percent of total production legacy contracts will decline in 2008 and beyond. If demand for new barge construction diminishes we may not be able to increase pricing over our current levels or maintain pricing at current levels.

Higher fuel prices, if not recouped from our customers, could dramatically increase operating expenses and adversely affect profitability.

For the years ended December 31, 2007 and 2006, fuel expenses and related fuel usage taxes represented 23% and 22% of transportation revenues, respectively. For the quarters ended December 31, 2007 and 2006, fuel expenses and related fuel usage taxes represented 24% and 20% of transportation revenues, respectively. Fuel prices are subject to fluctuation as a result of domestic and international events. Generally, our term contracts contain provisions that allow us to pass through (usually on a one month or one quarter delay) a significant portion of any fuel expense increase to our customers, thereby reducing, but not eliminating, our fuel price risk. Fuel price is a key, but not the only variable in spot market pricing. Therefore, fuel price and the timing of contractual rate adjustments can be a significant source of quarter-over-quarter and year-over-year volatility. Negotiated spot rates may not fully recover fuel price increases.

Our operating margins are impacted by certain low margin “legacy” contracts and by spot rate market volatility for grain volume and pricing.

Our predecessor company emerged from bankruptcy in January, 2005. Our largest term contract for the movement of coal predates the emergence and was negotiated at a low margin. Though it contains a fuel adjustment mechanism, the mechanism may not fully recover increases in fuel cost. The majority of our coal moves since bankruptcy and through the 2015 expiration of this contract may be at a low margin. Additionally, contracts for barge manufacturing by our shipyard negotiated prior to 2006 also commit us to lower margins and more aggressive labor hour forecasts than we have recently achieved. Additionally, though the contracts contain steel price escalation clauses, only a portion adjust for increases in wage rates, which we have experienced since they were signed. If we are unable to improve our performance against the labor hour forecasts these contracts may reduce margins or inhibit margin improvements from our manufacturing division. These two concentrations of low margin business were approximately $155 million, $192 million and $185 million of our total revenues in 2005, 2006 and 2007, respectively. The combined legacy contract amounts in 2008 are expected to be slightly lower than 2007.

All of our grain shipments since the beginning of 2006 were under spot market contracts. Spot rates can vary widely from quarter-to-quarter and year-to-year. The available pricing and the volume under such contracts is impacted by many factors including global economic conditions and business cycles, domestic agricultural production and demand, international agricultural production and demand, foreign exchange rates and fluctuation of ocean freight rate spreads between the Gulf of Mexico and the Pacific Northwest. The revenues generated under such contracts, therefore, ultimately may not cover inflation, particularly for wages and fuel, in any given period. The most current forecasts for 2008 grain spot rates indicate that they may be flat to down from the rates obtained during 2007. We expect higher costs for wages and fuel. These circumstances may reduce the margins we are able to produce on the grain movements which we are able to contract during 2008. Grain movements were 27%, 32% and 25% of our transportation revenues in 2005, 2006 and 2007, respectively. We expect grain to continue to decline as a percent of revenue in 2008.

The legacy contracts combined with the potential impact of the grain spot market may lead to declines in our operating margins which could reduce our profitability.

We are subject to adverse weather and river conditions.

Our barging operations are affected by weather and river conditions. Varying weather patterns can affect river levels, contribute to fog delays and cause ice to form in certain river areas of the United States. For example, the Upper Mississippi River closes annually from approximately mid-December to mid-March, and ice conditions can hamper navigation on the upper reaches of the Illinois River during the winter months. During hurricane season in the summer and early fall, we may be subject to revenue loss, business interruptions and equipment and facilities damage, particularly in the Gulf region. In addition, adverse river conditions can affect towboat speed, tow size and loading drafts and can delay barge movements. Terminals may also experience operational interruptions as a result of weather or river conditions.

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

Many of the dams and locks on the Inland Waterways were built early in the last century, and their age makes them costly to maintain and susceptible to unscheduled maintenance outages. Much of this infrastructure needs to be replaced, but federal government funding of the 50% share not funded through fuel user taxes on barge operators for new projects has historically been limited. In addition, though the current annual government funding levels are near the average anticipated annual need for the foreseeable future, there can be no guarantee that these levels will be sustained and that a larger portion of infrastructure maintenance costs will not be imposed on operators. The delays caused by malfunctioning dams and locks may increase our operating costs and delay the delivery of our cargoes. Moreover, increased diesel fuel user taxes could be imposed in the future to fund necessary infrastructure improvements, increasing our expenses. We may not be able to recover increased fuel user taxes through pricing increases that may occur.

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

Though we work actively with regulators at all levels to avoid inordinate impairment of our continued operations, regulations and their interpretations may ultimately have a negative impact on the industry. Regulation such as the Transportation Worker Identification Credential provisions of the Homeland Security legislation could have an impact on the ability of domestic ports to efficiently move cargoes. This could ultimately slow operations and increase costs.

The Jones Act restricts foreign ownership of our stock, and the repeal, suspension or substantial amendment of the Jones Act could increase competition on the Inland Waterways and have a material adverse effect on our business.

The Jones Act requires that, to be eligible to operate a vessel transporting non-proprietary cargo on the Inland Waterways, the company that owns the vessel must be at least 75% owned by U.S. citizens at each tier of its ownership. The Jones Act therefore restricts, directly or indirectly, foreign ownership interests in the entities that directly or indirectly own the vessels which we operate on the Inland Waterways. If we at any point cease to be 75% owned by U.S. citizens, we may become subject to penalties and risk forfeiture of our Inland Waterways operations. As of December 31, 2007, we are in compliance with the ownership requirements.

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

The average life expectancy of a dry cargo barge is 25 to 30 years. We anticipate that without further investment and repairs by the end of 2010 approximately half of our current dry cargo barges will have reached the end of their economic useful lives. Once barges begin to reach 25 years of age the cost to maintain and operate them may be so high that it is more economical for the barges to be scrapped. If such barges are not scrapped, additional operating costs to repair and maintain them would likely reduce cash flows and earnings. If such barges are scrapped and not replaced, revenue, earnings and cash flows may decline. Though we anticipate future capital investment in dry cargo barges, we may choose not to replace all barges that we may scrap with new barges based on uncertainties related to financing, timing and shipyard availability. If such barges are replaced, significant capital outlays would be required. If the number of barges declines over time, our ability to maintain our hauling capacity will be decreased unless we can improve the utilization of the fleet. If these improvements in utilization are not achieved, revenue, earnings and cash flow could decline.

We may not be successful in our plans to upgrade our production lines in our shipyard and realize increased levels of capacity and efficiency.

In 2006 and 2007 we invested significant capital in upgrading and retooling our shipyard. The upgrades and retooling may not ultimately work as planned. These projects, though designed to increase our efficiency and reduce our exposure to weather delays and expedite production capacity, may not generate the level of cost savings that we estimate and may not expedite our capacity. Significant additional capital may be required to maintain existing production capacity and may delay our ability to modify or augment our current upgrade plans. These delays and additional expenditures may adversely affect our ability to meet production schedules for external and internal builds and our results of operations.

Our plans for our transportation business capital investment and organic growth are predicated on efficiency improvements which we expect to achieve through a variety of initiatives, including reduction in stationary days, better power utilization and improved fleeting, among others. We may not ultimately be able to drive efficiency to the level to achieve our current forecast of tonnage without investing additional capital or incurring additional costs.

We believe that our initiatives will result in improvements in efficiency allowing us to move more tonnage per barge. If we do not fully achieve these efficiencies, or do not achieve them as quickly as we plan, we will need to incur higher repair expenses to maintain fleet size by maintaining older barges or invest new capital as we replace retiring capacity. Either of these options would adversely affect our results of operations.

Our cash flows and borrowing facilities may not be adequate for our additional capital needs and, if we incur additional borrowings, our future cash flow and capital resources may not be sufficient for payments of interest and principal of our substantial indebtedness.

Our operations are capital intensive and require significant capital investment. We intend to fund substantially all of our needs to operate the business and make capital expenditures, including adequate investment in our aging boat and barge fleet, through operating cash flows and borrowings. We may need more capital than may be available under the revolving credit facility and therefore we would be required either to (a) seek to increase the availability under the revolving credit facility or (b) obtain other sources of financing. If we incur additional indebtedness, the risk that our future cash flow and capital resources may not be sufficient for payments of interest on and principal of our substantial indebtedness would increase. We may not be able to increase the availability under the revolving credit facility or to obtain other sources of financing on commercially reasonable terms, or at all. If we are unable to obtain additional capital, we may be required to curtail our capital expenditures and we may not be able to invest in our aging barge fleet and to meet our obligations, including our obligations to pay the principal and interest under our indebtedness.

Our substantial borrowings are currently all tied to floating interest rates which may expose us to higher interest payments should LIBOR or the prime rate increase substantially.

At December 31, 2007, we had $439.0 million of floating rate debt outstanding, which represented the outstanding balance of the revolving credit facility. Each 100 basis point increase in interest rates, at our existing debt level, would increase our cash interest expense by approximately $4.4 million annually.

We face the risk of breaching financial covenants in our credit agreement.

Our credit agreement contains financial covenants, including a limit on the ratio of debt to earnings before interest, taxes, depreciation, and amortization. Although we believe none of our covenants are considered restrictive to our operations, our ability to meet the financial covenants can be affected by events beyond our control, and we cannot provide assurance that we will meet those tests. A breach of any of these covenants could result in a default under our credit agreement. Upon the occurrence of an event of default under our credit agreement, the lenders could elect to declare all amounts outstanding to be immediately due and payable and terminate all commitments to extend further credit. If the lenders accelerate the repayment of borrowings, we cannot provide assurance that we will have sufficient assets to repay our credit.

As part of our growth strategy, we may continue to make selective acquisitions, the integration and consolidation of which may disrupt operations and could negatively impact our business, including our margins.

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

In 2007, our largest customer, Cargill, accounted for approximately 6% of our revenue, and our largest ten customers accounted for approximately 28% of our revenue. If we were to lose one or more of our large customers, or if one or more of our large customers were to significantly reduce the amount of barging services they purchased from us and we were unable to redeploy that equipment on similar terms, or if one or more of our key customers failed to pay or perform, we could experience a significant loss of revenue.

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

We have experienced work stoppages by union employees in the past, and future work stoppages may disrupt our services and adversely affect our operations.

As of December 31, 2007, approximately 1,207 employees were represented by unions. Most of these unionized employees (approximately 1,188 individuals) are represented by General Drivers, Warehousemen and Helpers, Local Union No. 89, affiliated with the International Brotherhood of Teamsters, Chauffeurs, Warehousemen and Helpers of America (“Teamsters”), at our Jeffboat shipyard facility under a three-year collective bargaining agreement that expires in April 2010. Our remaining unionized employees (approximately 20 positions) are represented by the International Union of United Mine Workers of America, District 12-Local 2452 at ACL Transportation Services LLC in St. Louis, Missouri under a collective bargaining agreement that expired in November 2007. We are continuing to negotiate with UMW for a successor agreement but cannot predict when or if a new agreement will be reached. Although we believe that our relations with our employees and with the recognized labor unions are generally good, we cannot assure that we will not be subject to work stoppages or other labor disruption in the future.

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

As of December 31, 2007 we were involved in the several matters relating to the investigation or remediation of locations where hazardous materials have or might have been released or where we or our vendors have arranged for the disposal of wastes. These matters include situations in which we have been named or are believed to be a potentially responsible party under applicable federal and state laws. As of December 31, 2007, we had no reserves for these environmental matters.

Any cash expenditures required to comply with applicable environmental laws or to pay for any remediation efforts will therefore result in charges to earnings. We may incur future costs related to the sites associated with the environmental issues, and any significant additional costs could adversely affect our financial condition. The discovery of additional sites, the modification of existing laws or regulations or the promulgation of new laws or regulations, more vigorous enforcement by regulators, the imposition of joint and several liability under CERCLA or analogous state laws or OPA 90 and other unanticipated events could also result in a material adverse effect.

We are subject to, and may in the future be subject to disputes, or legal or other proceedings that could involve significant expenditures by us.

The nature of our business exposes us to the potential for disputes or legal or other proceedings from time to time relating to labor and employment matters, personal injury and property damage, product liability matters, environmental matters, tax matters and other matters. Specifically, we are subject to claims on cargo damage from our customers and injury claims from our vessel personnel. These disputes, individually or collectively, could affect our business by distracting our management from the operation of our business. If these disputes develop into proceedings, these proceedings, individually or collectively, could involve significant expenditures. We are currently involved in several environmental matters. See “Legal Proceedings — Environmental Litigation.”

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.	PROPERTIES.

We operate numerous land-based facilities in support of our marine operations. These facilities include a major manufacturing shipyard in Jeffersonville, Indiana; terminal facilities for cargo transfer and handling at St. Louis, Missouri and Memphis, Tennessee; port service facilities at Lemont, Illinois, St. Louis, Missouri, Cairo, Illinois, Louisville, Kentucky, Baton Rouge, Louisiana, Vacherie, Louisiana, Harahan, Louisiana, Marrero, Louisiana and Houston, Texas; boat repair facilities at Louisville, Kentucky, St. Louis, Missouri, Harahan, Louisiana and Cairo, Illinois; and a corporate office complex in Jeffersonville, Indiana. In 2007 we opened a liquids division headquarters facility in Houston, Texas. For the properties that we lease, the majority of leases are long term agreements.

The map below shows the locations of our primary transportation and manufacturing facilities, along with our Inland Waterway routes.

The most significant of our facilities among these properties, all of which we own, except as otherwise noted, are as follows.

•	Our manufacturing segment’s shipbuilding facility in Jeffersonville, Indiana is a large single-site shipyard facility on the Inland Waterways, occupying approximately 64 acres of owned land and approximately 5,600 feet of frontage on the Ohio River. There are 32 buildings on the property comprising approximately 318,020 square feet under roof. In addition, we lease an additional four acres of land under leases expiring in 2015.

•	ACLT’s coal transfer terminal in St. Louis, Missouri occupies approximately 69 acres. There are six buildings on the property comprising approximately 21,000 square feet. In addition, we lease 2,400 feet of river frontage from the City of St. Louis under a lease expiring in 2010. The lease may be terminated with one-year advance notice by ACLT. Additional parcels in use include property of BNSF under leases that either party can terminate with 30 days prior written notice.

•	ACLT operates a terminal in Memphis, Tennessee that processes boat and barge waste water. There are three buildings occupying approximately 7,000 square feet on almost three acres. ACLT leases an easement to this facility that expires in 2018. Either party may cancel the lease with 90 days prior written notice.

•	ACLT’s fleet facility in Cairo, Illinois occupies approximately 37 acres, including approximately 900 feet of owned river frontage. In addition, we lease approximately 22,400 feet of additional river frontage under various leases expiring between 2008 and 2013. This facility provides the base of operations for our barge fleeting and shifting, barge cleaning and repair and topside-towboat repair.

•	ACLT’s fleet facilities in Lemont, Illinois occupy approximately 81 acres, including approximately 10,000 feet of river frontage, under various leases expiring between 2011 and 2044. This facility provides the base of operations for our barge fleeting and shifting, barge cleaning and repairs on the Illinois River.

•	Our corporate offices in Jeffersonville, Indiana occupy approximately 22 acres, comprising approximately 165,000 square feet of office space.

•	The liquids division of our transportation segment is headquartered in approximately 26,800 square feet of leased space in Houston, Texas under a lease expiring in August 2015.

•	In addition to the above properties, our wholly-owned naval architecture subsidiary operates in leased facilities consisting of approximately 10,000 square feet in Seattle, Washington and 2,200 square feet in New Orleans, Louisiana. The lease of the Seattle facility expires in September 2015. The lease of the New Orleans facility is a month-to-month commitment.

We believe that our facilities are suitable and adequate for our current needs.

ITEM 3.	LEGAL PROCEEDINGS.

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

Environmental Litigation.  As of December 31, 2007 we were involved in the following matters relating to the investigation or remediation of locations where hazardous materials have or might have been released or where we or our vendors have arranged for the disposal of wastes. These matters include situations in which we have been named or are believed to be a potentially responsible party (“PRP”) under applicable federal and state laws.

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

PHI/Harahan Site, Harahan, Louisiana.  We were contacted in July 2005 by the State of Louisiana Department of Environmental Quality (“DEQ”) in connection with the investigation and cleanup of diesel and/or jet fuel in soil at this site. We believe the contamination was caused by a tenant on the property and have so notified DEQ. We completed a site investigation and a summary report has been submitted to the state. Based upon reported levels, it is unknown whether cleanup will be required. In January 2008, we requested and received from DEQ a No Further Action At This Time letter. We, therefore have no reserve for further costs in connection with this site.

SEC Inquiry

The Company reported to and discussed with the Securities and Exchange Commission (the “SEC”) circumstances surrounding an e-mail sent by the Company’s Chief Financial Officer on June 16, 2007 and the Company’s filing of a Form 8-K on June 18, 2007. On February 20, 2008, the SEC requested certain documents and other information from the Company in connection with these events. The Company is continuing to cooperate fully with the SEC. The Company does not believe that any inquiry by the SEC into these events will have a material impact on the Company. However, there can be no assurance that the SEC will not take any action against the Company or any of its current or former employees.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2007.

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

The following table sets forth, for the periods indicated, the high and low closing sale prices for our common stock as reported on the NASDAQ National Market. These prices have been adjusted for the February 20, 2007 two-for-one stock split. See Note 2 to the accompanying consolidated financial statements.

2005	High	Low

Fourth Quarter	$15.53	$13.17
2006
First Quarter	$23.60	$14.92
Second Quarter	31.38	22.85
Third Quarter	30.92	24.72
Fourth Quarter	37.70	29.47
2007
First Quarter	$39.14	$29.66
Second Quarter	33.05	23.16
Third Quarter	27.06	19.97
Fourth Quarter	23.99	13.16

On February 21, 2008, the last sale price reported on the NASDAQ National Market for our common stock was $17.82 per share. As of February 21, 2008, there were approximately 55 holders of record of our common stock.

Dividends

ACL has not declared or paid any cash dividends in the past and does not anticipate declaring or paying any cash dividends on its common shares in the foreseeable future. The timing and amount of future cash dividends, if any, would be determined by ACL’s board of directors and would depend upon a number of factors, including our future earnings, capital requirements, financial condition, obligations to lenders and other factors that the board of directors may deem relevant. The revolving credit facility, of which ACL is a guarantor, currently restricts our ability to pay dividends.

Issuer Purchases of Equity Securities

All of the shares of Common Stock repurchased by the Company in the three months ended December 31, 2007 resulted from elections by holders of share-based compensation grants to execute the “cashless” exercise or vesting options of applicable awards and the withholding of shares to pay taxes due upon the vesting or exercise of applicable awards. During the quarter ended December 31, 2007, the Company redeemed such shares as presented in the table below.

	Total Number of Shares	Weighted-
	Redeemed to Satisfy	Average Fair	Total Number of Shares	Maximum Number of
	Employee Tax	Market Value	Purchased as Part of	Shares that may yet be
	Withholding	Per Share	Publicly Announced	Purchased Under the
Period	Requirements	Redeemed	Plans or Programs	Plans or Programs

October 2007	N/A	N/A	N/A	N/A
November 2007	2,213	$13.35	N/A	N/A
December 2007	N/A	$ N/A	N/A	N/A

Total	2,213	$13.35	N/A	N/A

As further discussed in Note 14 to the accompanying financial statements and disclosed in the Company’s 2007 filings on Form 10Q, during the year ended December 31, 2007 the Company acquired 12.1 million shares of its common stock under June 7, 2007 and August 13, 2007 Board of Directors’ authorizations to repurchase up to $200 million and $150 million, respectively, of ACL common stock in the open market. During 2007 the Company repurchased $300 million of its common stock. At December 31, 2007, $50 million of the authorized repurchase amount had not yet been purchased.

Cumulative Total Stockholders Return (October 2005 — December 2007)

Set forth below is a line graph comparing the monthly percentage change in the cumulative shareholder return on the Company’s Common Stock against the cumulative total return of the NASDAQ Stock Market Index and the Dow Jones U.S. Marine Transportation Index. The graph presents monthly data from October 7, 2005, the date of the Company’s initial public offering, until December 31, 2007. The foregoing graph shall not be deemed to be filed as part of the Form 10-K and does not constitute soliciting material and should not be deemed filed or incorporated by reference into any other filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent the Company specifically incorporates the graph by reference.

Stock Performance

ITEM 6.	SELECTED FINANCIAL DATA.

SELECTED CONSOLIDATED FINANCIAL DATA

Set forth below is American Commercial Lines Inc. and its predecessor company’s selected consolidated financial data for each of the five fiscal years ended December 31, 2007. This selected consolidated financial data is derived from American Commercial Lines Inc.’s and its predecessor company’s audited financial statements. The selected consolidated financial data should be read in conjunction with American Commercial Lines Inc.’s consolidated financial statements and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The selected financial data has been adjusted for the impact of the February 20, 2007 two-for-one stock split. The Company has been publicly traded since its initial public offering in October 2005.

	Predecessor Company
	Dec. 26,	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,
	2003	2004	2005	2006	2007
	(In thousands, except per share data)

Statement of Operating Data:
Transportation revenue	$523,877	$506,968	$594,200	$787,348	$810,443
Manufacturing revenue	70,209	97,988	120,741	155,204	239,917

Total revenue	594,086	604,956	714,941	942,552	1,050,360
Operating expenses:
Materials, supplies and other	210,982	200,843	212,532	249,500	279,867
Rent	35,528	21,621	19,910	22,445	24,595
Labor and fringe benefits	90,938	79,504	82,541	90,294	111,617
Fuel	82,829	89,341	126,893	157,070	169,178
Depreciation and amortization(a)	48,634	48,100	45,255	45,489	46,776
Taxes, other than income taxes	21,107	19,096	16,793	17,667	16,594
(Gain) loss on property dispositions	(274)	247	(4,523)	(194)	(3,390)
Cost of goods sold — manufacturing	70,935	94,343	112,217	141,589	228,190

Cost of sales	560,679	553,095	611,618	723,860	873,427
Selling, general and administrative expenses	36,364	31,709	47,654	66,280	68,727

Total operating expenses	597,043	584,804	659,272	790,140	942,154

Operating income (loss)	(2,957)	20,152	55,669	152,412	108,206
Other income	3,757	3,179	1,801	3,799	2,532
Interest expense	40,624	39,023	31,590	18,354	20,578
Debt retirement expenses	—	—	11,732	1,437	23,938

Income (loss) before reorganization items, fresh-start adjustments, income taxes, discontinued operations and extraordinary items	(39,824)	(15,692)	14,148	136,420	66,222
Reorganization items and fresh-start adjustments(b)	24,344	142,108	—	—	—
Income taxes	32	—	4,144	49,822	21,855

Net income (loss) before discontinued operations and extraordinary items	(64,200)	(157,800)	10,004	86,598	44,367

Discontinued operations, net of tax(c)	2,624	11,045	1,809	5,654	(6)
Extraordinary item(d)	—	(151,149)	—	—	—

Net income (loss)	$(61,576)	$4,394	$11,813	$92,252	$44,361

Net income per common share — basic			$0.25	$1.52	$0.79
Net income per common share from continuing operations — basic			$0.21	$1.43	$0.79
Net income per common share from discontinued operations — basic			$0.04	$0.09	$—
Net income per common share — diluted			$0.24	$1.47	$0.77
Net income per common share from continuing operations — diluted			$0.20	$1.38	$0.77
Net income per common share from discontinued operations — diluted			$0.04	$0.09	$—
Shares used in computing basic net income per common share			47,594	60,743	56,245
Shares used in computing diluted net income per common share			49,248	62,801	57,679

	Fiscal Years Ended
	Dec. 26,	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,
	2003	2004	2005	2006	2007

Statement of Financial Position Data:
Cash, restricted cash and cash equivalents(e)	$43,029	$55,827	$13,959	$5,113	$5,021
Working capital(f)	(619,974)	91,890	46,204	44,251	70,434
Total assets	812,196	667,677	623,284	671,003	760,811
Long term debt, including current portion	613,445	406,433	200,000	119,500	439,760
Stockholders’ equity	(19,674)	100,098	253,701	358,653	125,391

	Fiscal Years Ended
	Dec. 26,	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,
	2003	2004	2005	2006	2007

Other Data:
Net cash provided by (used in) operating activities	$(16,066)	$36,197	$63,338	$135,786	$115,766
Net cash provided by (used in) investing activities	$(11,817)	$27,228	$(27,493)	$(63,899)	$(115,386)
Net cash provided by (used in) financing activities	$48,662	$(52,055)	$(68,531)	$(80,733)	$(472)
Adjusted EBITDA(g)(h)	$61,189	$82,028	$110,949	$211,811	$159,758
Capital expenditures	$9,209	$12,520	$47,279	$90,042	$109,315
Towboats (at period end)(i)	166	165	155	148	162
Barges (at period end)(i)	3,670	3,369	3,300	3,010	2,828
Ton-miles from continuing operations affreightment(j)		43,140,000	40,038,964	41,797,859	39,271,112
Ton-miles from continuing operations non-affreightment(k)			2,705,200	3,317,000	4,326,404

(a)	Fresh-start accounting was adopted on emergence from bankruptcy on January 1, 2005 and is reflected in the basis of our properties and related depreciation since that date.

(b)	We filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Court on January 31, 2003. Items related to the reorganization are presented separately in accordance with the American Institute of Certified Public Accountants (AICPA) Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code.” In 2004, we recorded a loss of $35,206 from the sale of Argentina assets and other reorganization items of $21,715. In the fourth quarter 2004, we recorded $85,187 in fresh-start accounting adjustments due to the emergence from bankruptcy.

(c)	In all periods presented the operations of the Dominican Republic and Venezuela businesses, on a net of tax basis, have been presented as discontinued operations. Included in 2006 is the $4.8 million, net of tax, gain on the sale of Venezuela business. Included in 2004 is a gain on the discharge of debt related to the discontinued operations of $2.2 million.

(d)	In the fourth quarter 2004 we recorded a gain on discharge of debt of our continuing operations of $151,149 due to our emergence from bankruptcy.

(e)	Includes $7,754 and $9,182 at December 26, 2003 and December 31, 2004, respectively, in restricted cash held in escrow to repay the bonds guaranteed by MARAD.

(f)	We define working capital as total current assets minus total current liabilities.

(g)	Adjusted EBITDA represents net income before interest, income taxes, depreciation and amortization, adjusted as described below. Adjusted EBITDA provides useful information to investors about us and our financial condition and results of operations for the following reasons: (i) it is one of the measures used by our board of directors and management team to evaluate our operating performance, (ii) it is one of the measures used by our management team to make day-to-day operating decisions, (iii) certain management compensation is based upon performance metrics which use Adjusted EBITDA as a component and (iv) it is used by securities analysts, investors and other interested parties as common performance measure to compare results across companies in our industry. For these reasons we believe Adjusted EBITDA is a useful measure to present to our investors.

(h)	For the year ended December 31, 2004, Adjusted EBITDA excludes an extraordinary gain of $155,358 from the discharge of debt according to the Plan of Reorganization and a nonrecurring expense of $139,951 for reorganization items and fresh-start adjustments. For the year ended December 26, 2003, Adjusted EBITDA excludes reorganization items as indicated in the table below.

(i)	Includes equipment operated by foreign subsidiaries through date of disposal.

(j)	Unavailable for 2003.

(k)	Unavailable prior to 2005.

The following table reconciles net (loss) income to Adjusted EBITDA on an historical basis:

	Fiscal Years Ended
	Dec. 26,	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,
	2003	2004	2005	2006	2007

Net (loss) income	$(61,576)	$4,394	$11,813	$92,252	$44,361
Interest income	(112)	(944)	(1,037)	(697)	(295)
Interest expense	41,514	39,023	43,322	21,219	44,516
Depreciation and amortization	54,918	53,175	49,121	49,215	49,371
Income taxes	2,101	1,787	7,730	49,822	21,805
Adjustments:
Reorganization items	24,344	56,921	—	—	—
Fresh start accounting	—	83,030	—	—	—
Gain on discharge of debt	—	(155,358)	—	—	—

Adjusted EBITDA	$61,189	$82,028	$110,949	$211,811	$159,758

Adjusted EBITDA has limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of our results as reported under U.S. generally accepted accounting principles. Some of these limitations are:

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

Adjusted EBITDA is not a measurement of our financial performance under GAAP and should not be considered as an alternative to net income, operating income or any other performance measures derived in accordance with GAAP or as a measure of our liquidity. Because of these limitations, Adjusted EBITDA should not be considered as a measure of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our GAAP results and using Adjusted EBITDA only as a supplement to those GAAP results. See the statements of cash flow included in our consolidated financial statements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This management’s discussion and analysis of financial condition and results of operations (“MD&A”) includes certain “forward-looking statements” that involve many risks and uncertainties. When used, words such as “anticipate,” “expect,” “believe,” “intend,” “may be,” “will be” and similar words or phrases, or the negative thereof, unless the context requires otherwise, are intended to identify forward-looking statements. These forward-looking statements are based on management’s present expectations and beliefs about future events. As with any projection or forecast, these statements are inherently susceptible to uncertainty and changes in circumstances. The Company is under no obligation to, and expressly disclaims any obligation to, update or alter its forward-looking statements whether as a result of such changes, new information, subsequent events or otherwise.

See the risk factors included in Item 1A of this annual report on Form 10-K for a detailed discussion of important factors that could cause actual results to differ materially from those reflected in such forward-looking statements. The potential for actual results to differ materially from such forward-looking statements should be considered in evaluating our outlook.

INTRODUCTION

This MD&A is provided as a supplement to the accompanying consolidated financial statements and footnotes to help provide an understanding of the financial condition, changes in financial condition and results of operations of American Commercial Lines Inc. MD&A should be read in conjunction with, and is qualified in its entirety by reference to, the accompanying consolidated financial statements and footnotes. MD&A is organized as follows.

•	Overview. This section provides a general description of the Company and its business, as well as developments the Company believes are important in understanding the results of operations and financial condition or in understanding anticipated future trends.

•	Results of Operations. This section provides an analysis of the Company’s results of operations for the year ended December 31, 2007 compared to the results of operations for the year ended December 31, 2006 and an analysis of the Company’s results of operations for the year ended December 31, 2006 compared to the results of operations for the year ended December 31, 2005.

•	Liquidity and Capital Resources. This section provides an overview of the Company’s sources of liquidity, a discussion of the Company’s debt that existed as of December 31, 2007 and an analysis of the Company’s cash flows for the years ended December 31, 2007, December 31, 2006 and December 31, 2005. This section also provides information regarding certain contractual obligations.

•	Seasonality. This section describes the seasonality of our business.

•	Changes in Accounting Standards. This section describes certain changes in accounting and reporting standards applicable to the Company.

•	Critical Accounting Policies. This section describes accounting policies that are considered important to the Company’s financial condition and results of operations, require significant judgment and require estimates on the part of management in application. The Company’s significant accounting policies, including those considered to be critical accounting policies, are also summarized in Note 1 to the accompanying consolidated financial statements.

•	Quantitative and Qualitative Disclosures about Market Risk. This section describes our exposure to potential loss arising from adverse changes in fuel prices, interest rates and foreign currency exchange rates.

•	Risk Factors and Caution Concerning Forward-Looking Statements. This section references important factors that could adversely affect the operations, business or financial results of the Company or its business segments and the use of forward-looking information appearing in this annual report on Form 10-K, including in MD&A and the consolidated financial statements. Such information is based on management’s current expectations about future events, which are inherently susceptible to uncertainty and changes in circumstances.

OVERVIEW

Our Business

We are one of the largest and most diversified marine transportation and services companies in the United States, providing barge transportation and related services under the provisions of the Jones Act, as well as the manufacturing of barges, towboats and other vessels, including ocean-going liquid tank barges. We are the second largest provider of dry cargo barge transportation and liquid tank barge transportation on the United States Inland Waterways, consisting of the Mississippi River System, its connecting waterways and the Gulf Intracoastal Waterway (the “Inland Waterways”), accounting for 14.8% of the total inland dry cargo barge fleet and 13.2% of the total inland liquid cargo barge fleet as of December 31, 2006, according to Informa Economics, Inc., a private forecasting service (“Informa”). We do not believe that these percentages have varied significantly during 2007, but competitive surveys are normally not available until March of each year.

Our manufacturing subsidiary, Jeffboat LLC (“Jeffboat”), was the second largest manufacturer of dry cargo barges in the United States in 2006 according to Criton Corporation, publisher of River Transport News. We believe this also approximates our ranking in terms of construction of liquid tank barges (including both inland and ocean-going liquid tank barges).

We provide additional value-added services to our customers, including warehousing and third-party logistics through our BargeLink LLC joint venture. Our operations incorporate advanced fleet management practices and information technology systems, including our proprietary ACLTrac real-time GPS barge tracking system, which allows us to effectively manage our fleet.

During the fourth quarter of 2007, we acquired a naval architecture and marine engineering firm which will continue to provide architecture, engineering and production support to its many customers in the commercial marine industry, while providing ACL with expertise in support of its transportation and manufacturing businesses.

Certain of the Company’s international operations have been recorded as discontinued operations in all periods presented due to the sale of all remaining international operations in 2006. Operations ceased in the Dominican Republic in the third quarter of 2006 and operations ceased in Venezuela in the fourth quarter 2006 See Note 16 — Discontinued Operations.

The Industry

Transportation Industry.  Barge market behavior is driven by the fundamental forces of supply and demand, influenced by a variety of factors including the size of the Inland Waterways barge fleet, local weather patterns, navigation circumstances, domestic and international consumption of agricultural and industrial products, crop production, trade policies foreign exchange rates and the price of steel. According to Informa, from 1998 to 2006, the Inland Waterways fleet size was reduced by 2,395 dry cargo barges and 99 liquid tank barges, for a total reduction of 2,494 barges, or 10.8%. The 2006 year-end Inland Waterways fleet consisted of 17,885 dry cargo barges and 2,809 liquid tank barges or a combined total of 20,694 barges. Industry data for 2006 indicates that 2006 was the first year in eight years that more barges were built than scrapped, with nominal net additions of 15 liquid tank barges and 12 dry cargo barges or an increase of 0.1%. This overall level, therefore, represents the second lowest number of barges in operation within our industry since 1992. Competition is intense for barge freight transportation. Industry data for 2007 should become available in March 2008 but is not expected to significantly impact this trend. The top five carriers (by fleet size) of dry and liquid barges comprised over 60% of the industry fleet in each sector as of December 31, 2006. The average economic useful life of a dry cargo barge is generally estimated to be between 25 and 30 years and between 30 and 35 years for liquid tank barges.

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

Freight rates in both the dry and liquid freight markets are a function of the relationship between the amount of freight demand for these commodities and the number of available barges. Certain spot rate contracts, particularly for grain, are subject to significant seasonal fluctuations and also react to weather, crop size, producer market timing and export estimates through the Port of New Orleans. We believe that the supply and demand relationship for bulk and liquid freight will remain steady with freight rates steady to moderately higher.

For purposes of industry analysis the commodities transported in the Inland Waterways can be broadly divided into four categories: grain, bulk, coal, and liquids. Using these broad cargo categories the following graph depicts the total millions of tons shipped through the United States Inland Waterways for 2007, 2006 and 2005 by all carriers according to data from the US Army Corps of Engineers Waterborne Commerce Statistics Center (the “Corps”) . The Corps does not estimate ton-miles, which we believe is a more accurate volume metric. Note that the most recent periods are typically estimated for the Corps’ purposes by lockmasters and retroactively adjusted as shipper data is received.

Source: U.S. Army Corps of Engineers Waterborne Commerce Statistics Center

The Manufacturing Industry.  Our manufacturing segment competes with companies also engaged in building equipment for use on both the Inland Waterways and in ocean-going trade. Based on available industry data, we believe our manufacturing segment is the second largest manufacturer of dry cargo and liquid tank barges for Inland Waterways use in the United States. Due to the relatively long life of the vessels produced by inland shipyards and the relative oversupply of barges built in the late 1970’s and early 1980’s there has only recently been a resurgence in the demand for new barges as older barges are retired or liquid tank barges are made obsolete by U.S. Coast Guard requirements. This heightened demand may ultimately increase the competition within the segment.

Consolidated Financial Overview

Year ended December 31, 2007 compared to December 31, 2006

In 2007 the Company’s net income decreased by $47.9 million or 51.9% to $44.4 million.

In 2007, after-tax debt retirement expenses of $16.0 million were incurred on both the retirement of the asset-based revolver in the second quarter and on the retirement of the Company’s 9 1/2% Senior Notes in the first quarter. In 2006 after tax debt retirement expenses of $0.9 million were incurred. The retirement of the asset-based revolver and the Senior Notes is also discussed in Note 3 to the consolidated financial statements and in the “Liquidity and Capital Resources” section.

During the year ended December 31, 2006, the Company’s former international operations (including the after tax gain of approximately $4.8 million on the sale of its Venezuelan operations) contributed $5.7 million, net of tax to net income in that year. This contribution to net income is recorded in discontinued operations in the consolidated income statement.

Exclusive of these significant items, income decreased $27.1 million or 31.0% for the year ended December 31, 2007 compared to 2006. Operating income for the transportation segment declined by $44.1 million and the manufacturing segment operating income was essentially flat. Interest costs increased $2.2 million and other income declined by $1.3 million. Income tax expense, exclusive of the tax benefit related to debt retirement expenses declined by $20.6 million on the lower income base.

In 2007 EBITDA was $159.8 million, a decrease of 24.6% over 2006. EBITDA as a percent of combined revenue (inclusive of revenue from discontinued operations) declined to 15.2% for the year compared to 22.0% in 2006. See the table at the end of this Consolidated Financial Overview and Selected Financial Data for a definition of EBITDA and a reconciliation of EBITDA to consolidated net income.

The decline in operating results in 2007 was driven by a decline in operating margin, higher interest costs and lower other income, partially offset by lower income tax expense. Lower transportation margins resulted from cost inflation in excess of revenue growth. Margins were impacted by grain ton-mile rates and grain volumes which declined 7% and 18% respectively, year-over-year. Cost inflation related to increases in the number of vessel employees; fuel costs, particularly during the fourth quarter during which cost per gallon were 34% higher than the prior year; vessel repair costs; and selling, general and administrative expenses. These costs were partially offset by higher scrapping income and gains from the disposal of assets and improved barging productivity. Transportation margins were also impacted by the expense associated with the withdrawal from the multi-employer pension plan pertaining to certain represented terminal employees. Lower manufacturing margins resulted primarily from inefficiency associated with the 28% increase in the number of barges produced and overall 11% higher labor rates associated with the new contract for the 1,188 represented employees.

During the second and third quarters of 2007 the Company substantially increased its leverage by purchasing $300 million of its common stock in the open market. This represented almost 20% of the previously outstanding shares of our common stock. The acquisition was funded with proceeds from borrowing under the Company’s $600 million revolving credit facility and increased our debt to prior-four-quarter EBITDA ratio to 2.74 to 1.0 at December 31, 2007.

In 2007 the Company invested $37.4 million in new barges built by the manufacturing segment, $36.0 million in improvements to the existing boat and barge fleet, $7.2 million in improvements to our shipyard, $24.1 million in improvements to our facilities including our marine services facilities along the Inland Waterways, $15.6 million for 20 boats and other assets acquired in the McKinney acquisition, $6.2 million for a minority investment in Summit Contracting, LLC (“Summit”), $4.3 million for the acquisition of Elliott Bay Design Group, Ltd. (“EBDG”) and $4.5 million in the buy out of an existing operating lease covering 35 hopper barges.

Year ended December 31, 2006 compared to December 31, 2005

In 2006 the Company’s income from continuing operations increased $76.6 million to $86.6 million over the year ended December 31, 2005. In 2006, EBITDA from continuing operations was $203.5 million, an improvement of 95.7% over 2005. EBITDA from continuing operations as a percent of consolidated revenue improved to 21.6% for the year compared to 14.5% in 2005.

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

In 2006 the Company invested $34.1 million in new Jeffboat-built barges, $22.7 million in improvements to the existing boat and barge fleet, $17.3 million in improvements to our shipyard and $15.9 million in improvements to our facilities including our marine services facilities along the Inland Waterways.

As discussed in Item 1, Part 1, under “Bankruptcy Filing and Emergence” and in earlier filings, we emerged from Chapter 11 protection in January 2005 with a significantly less leveraged consolidated balance sheet. We also generated net cash proceeds of $144.9 million from our initial public offering in 2005. In 2005, capital expenditures were $47.3 million. Capital expenditures in 2005 included $15.3 million for the construction of 16 tank barges and $8.9 million of construction-in-progress expenditures for tank barges that were delivered in 2006. Other capital expenditures of $23.1 million in 2005 were primarily for marine equipment maintenance and maintenance for the Jeffboat manufacturing facility. In 2005, we purchased for $2.5 million the remaining 50% interest of an equity investment in Vessel Leasing LLC, which was merged into ACL. Additionally, proceeds from property dispositions provided $14.9 million in cash in 2005.

Segment overview

We operate in two predominant business segments: transportation and manufacturing.

Transportation

In recent years the attractive nature of non-affreightment charter and day rate contracts have absorbed more of our available tank barge fleet, resulting in a reduction in the ratio of our affreightment revenues to total transportation segment revenues.

Affreightment contracts for the year ended December 31, 2007 comprised approximately 74% or $595 million of the Company’s transportation segment’s total revenues compared to, for the years ended December 31, 2006 and 2005 respectively, $635 million and $482 million or approximately 81% in each year. Under such contracts our customers hire us to move cargo for a per ton rate from an origin point to a destination point along the Inland Waterways on the Company’s barges, pushed primarily by the Company’s towboats. Affreightment contracts include both term and spot market arrangements. The Company is responsible for tracking and reporting the tonnage moved under such contracts.

The remaining segment revenues (“non-affreightment revenues”) were generated either by demurrage charges related to affreightment contracts or by other contractual arrangements with customers: charter/day rate contracts; outside towing contracts; or other marine services contracts. Transportation revenue for each contract type is summarized in the key operating statistics table below.

Outside towing revenue is earned by moving barges for other affreightment carriers at a specific rate per barge move. Marine services revenue is earned for fleeting, shifting and cleaning services provided to third parties or from the sale of barges tolled for scrap.

During 2007 and 2006, we deployed additional barges to serve customers under charter/day rate contracts due to strong demand and attractive, available pricing for such service. On average, an additional 33 and 26 liquid tank barges in 2007 and 2006 respectively were devoted to these non-affreightment contracts. This represented redeployment of an additional 9% and 7% respectively of our average liquid tank fleet in those years to this type of service (for an average total of 131 and 98 tank barges or 35% and 26% of our average liquid tanker fleet in those two years). This also caused gross ton-miles reported under affreightment contracts to be lower than if there had been no shift in barge deployment.

Key operating statistics regarding our transportation segment are summarized in the following table.

Key operating statistics

	Year Ended	%	Year Ended	%	Year Ended
	December 31,	Change to	December 31,	Change to	December 31,
	2007	2006	2006	2005	2005

Ton-miles (000’s) and rates per mile:
Affreightment Ton Miles (in thousands):
Total Dry	36,022,374	(5.3)%	38,020,770	5.9%	35,913,148
Ton-miles per average dry affreightment barge	14,486	6.0%	13,665	7.3%	12,740
Total Liquid	3,248,738	(14.0)%	3,777,089	(8.5)%	4,125,816
Ton-miles per average liquid affreightment barge	13,211	(3.0)%	13,623	(0.1)%	13,635
Total affreightment ton miles	39,271,112	(6.0)%	41,797,859	4.4%	40,038,964
Total ton miles non-affreightment	4,326,404	30.4%	3,317,000	22.6%	2,705,200
Total ton miles	43,597,516	(3.4)%	45,114,859	5.5%	42,744,164
Ton-miles per average affreightment barge	14,371	5.2%	13,661	6.5%	12,827
Rates per ton mile/Revenues per average barge:
Increase in dry rate per ton mile		(1.6)%		28.6%
Increase in fuel neutral dry rate per ton mile		(1.2)%		23.7%
Increase in liquid rate per ton mile		13.1%		20.9%
Increase in fuel neutral liquid rate per ton mile		13.4%		11.7%
Overall rate per ton mile	15.19	(0.2)%	15.22	26.1%	12.07
Overall fuel neutral rate per ton mile	15.26	4.6%	14.59	31.3%	11.11
Revenue per average barge operated	277,018	8.8%	254,640	37.4%	185,282
Fuel Price and Volume Data:
Fuel Price	2.13	8.7%	1.96	18.1%	1.66
Fuel Gallons	79,502	(0.8)%	80,158	5.0%	76,330
Revenue data (in thousands):
Affreightment revenue	$595,438	(6.2)%	$635,065	31.7%	$482,375

Towing	64,660	41.3%	47,900	41.3%	33,889
Charter and day rate	65,793	82.0%	43,310	82.0%	23,792
Demurrage	44,426	25.4%	40,763	25.4%	32,512
Other	38,300	88.6%	20,310	(6.1)%	21,632

Total non-affreightment	213,179	38.3%	152,283	38.3%	111,825

Total transportation segment	$808,617	2.7%	$787,348	32.5%	$594,200

Data regarding changes in our barge fleet for the fourth quarter of 2007 and the past three years ended December 31, 2007 are summarized in the following table.

Barge Fleet Changes

Domestic Barges — Fourth Quarter	Dry	Tankers	Total

Barges operated as of the end of the 3rd quarter 2007	2,473	386	2,859
Retired	(62)	2	(60)
New builds	9	—	9
Purchased	2	—	2
Change in number of barges leased	18	—	18

Barges operated as of the end of 2007	2,440	388	2,828

Barges — Last Three Years	Dry	Tankers	Total

Barges operated as of the end of 2004	2,861	379	3,240
Retired	(51)	(16)	(67)
Active barges sold	—	(7)	(7)
New builds	—	16	16
Change in number of barges leased	(7)	(1)	(8)

Barges operated as of the end of 2005	2,803	371	3,174

Retired	(228)	(18)	(246)
New builds	70	16	86
Change in number of barges leased	(6)	2	(4)

Barges operated as of the end of 2006	2,639	371	3,010

Retired	(258)	3	(255)
New builds	50	13	63
Purchased	37	—	37
Change in number of barges leased	(28)	1	(27)

Barges operated as of the end of 2007	2,440	388	2,828

Data regarding our boat fleet at December 31, 2007 is contained in the following table.

Owned Boat Counts and Average Age by Horsepower Class

		Average
Horsepower Class	Number	Age

1,950 or less	57	31.0
Less than 4,300	22	33.5
Less than 6,200	43	33.0
7,000 or over	15	30.5

Total/overall age	137	32.0

In addition to the 137 boats detailed above, the Company had 25 chartered boats in service at December 31, 2007. The average life of a boat (with refurbishment) exceeds 50 years. One owned boat is included in assets held for sale at December 31, 2007. During the first quarter of 2007 the Company entered into an agreement to purchase twenty towboats (and related equipment and supplies) from McKinney for $15.6 million in cash. The transaction doubled the size of ACL’s Gulf-region fleet.

Transportation segment revenue increased $21.3 million or 2.7% to $808.6 million in the year ended December 31, 2007 compared with 2006. Higher scrapping revenue and higher charter revenue, a result of the acquisition of the McKinney boats early in the year, drove the transportation revenue increase. Strength in our total liquid business portfolio and the rate gains we have seen in bulk pricing were almost completely offset by lower grain volume and pricing and, to a lesser extent, by lower bulk volume. Coal volumes increased significantly, though largely offset by lower pricing.

Our dry business for the year ended December 31, 2007 was impacted by significant weakness in both grain volume and pricing compared to the prior year. Grain pricing improved in the second half of the year as the harvest season progressed. However, for the full year ended December 31, 2007 it remained down 7.4% from the prior year’s level. Our grain ton-mile volume declined 18.1% in the year ended December 31, 2007 compared to 2006. We believe that several factors have driven the decline in grain volume. First, the absence in 2007 of the significant carryover grain demand experienced in the first half of 2006 as a result of the 2005 hurricanes. Second, we believe that the market dynamics related to the current crop year have resulted in delays in movement to market of what is estimated to be a record export crop, as farm interests try to maximize their return. This resulted in a high number of loaded barges held in demurrage status at unloading points in the Gulf that were not able to be redeployed. Consistent with our objective to increase our asset utilization, during the third quarter of 2007 we announced certain increases in demurrage rates on our dry fleet. These increases, unlike those implemented in the prior year, were not followed by other dry cargo haulers. In the fourth quarter, of 2007 due to the highly competitive nature of the grain market, we eased the increased rates, though still maintained our position at the high end of the market.

The average annual grain rates for the mid-Mississippi River, which we believe are the most representative of the total market, increased over 60% in 2005 and by over 20% in 2006. Though grain rates declined in 2007 by approximately 6% from their 2006 level, they remained 15% above the 2005 rates. The annual differential between peak and trough rates has averaged 123% for the last five years. Though quoted tariff rates are a general indicator of the market, the year-over-year change in quoted tariff rates will not match our change in grain rates per ton-mile due to timing of shipment volume and river segment mix. The average mid-Mississippi tariff rates for both the years ended December 31, 2007 and 2006 respectively were approximately 419% and 444%. 2007 year-to-date average mid-Mississippi tariff rates are second only to the same period of 2006, and substantially higher than the trailing five year average.

Excluding the year-over-year impact of grain, average dry rates per ton-mile increased 4.2% in the year ended December 31, 2007 compared to 2006. Stronger term contract pricing on bulk cargoes was substantially offset by a smaller portion of the 2007 coal tonnage moving in the higher margin spot market than the portion moved in the spot market in the prior year. Our coal volume increased 18.0% during 2007 compared to 2006. Bulk cargo volume was up in the fourth quarter of 2007 compared to the prior year, but ended 2007 down 4.6% compared to the year ended December 31, 2006. We believe the bulk volume decreases are attributable to the weakness of the U.S. dollar and the housing market, particularly for commodities such as cement. For the year ended December 31, 2007, one-third of the impact of higher bulk pricing was offset by the decline in bulk volume in comparison to 2006.

The overall positive performance of the dry portfolio excluding grain offset almost half of the combined price and volume weakness in grain for the year ended December 31, 2007 compared to 2006.

Another contributing factor to lower year-over-year volume for the year ended December 31, 2007 was Inland Waterways’ weather conditions for the year were much more seasonally normal than the exceptionally good conditions experienced in 2006. In 2007 the upper river systems closed for 20 to 25 days early in the year due to icing compared to no icing in 2006. Also significant Gulf fog conditions were more severe in 2007 compared to the prior year.

Non-affreightment revenues, particularly liquid charter and day rate contracts and fleeting, shifting and towing revenues, increased 40.0% over the prior year, more than offsetting declines in revenue from affreightment contracts during the same period. Revenues per average barge increased 8.8% in the year ended December 31, 2007 over their full year 2006 level. During the year ended December 31, 2007 we operated 5.6% fewer barges on average than in 2006.

Manufacturing

Labor inefficiencies in the shipyard driven by the production ramp-up, and higher average labor rates resulted in 3.9% lower gross margins on external sales in the manufacturing segment in the year ended December 31, 2007 compared to 2006. The lower gross margins were partially offset by a 1.9% improvement in selling, general and administrative expenses as a percent of manufacturing revenue. The improvement in selling, general and administrative costs resulted from lower incentive and employee related expenses. In total, 89 more barges were completed in 2007 than in 2006. During 2007, 23 fewer barges were produced for internal use than in the prior year, three fewer tank barges and 20 fewer dry barges. In 2007, external production increased by 112 barges. Three more liquid tank barges and 109 more dry cargo barges were sold than in the prior year. We continue to believe there is no sign of over-production in the industry and that most of the production is for replacement demand. We have seen continued labor inefficiencies in the manufacturing business where we have added over 25.1% to our workforce in 2007 to support the increases in production levels. Additionally we have not yet fully received the benefits of several major capital projects undertaken over the past two years.

Manufacturing segment units produced for sale or internal use:

	Years Ended December 31,
	2007	2006	2005

External sales:
Liquid tank barges	28	25	64
Ocean tank barges	2	2	2
Dry cargo barges	311	202	45

Total external units sold	341	229	111

Internal sales:
Liquid tank barges	13	16	16
Dry cargo barges	50	70	—

Total units into production	63	86	16

Total units produced	404	315	127

Consolidated Financial Overview — Non-GAAP Financial Measure Reconciliation

AMERICAN COMMERCIAL LINES INC. NET INCOME TO
EBITDA RECONCILIATION

	Year Ended Dec. 31,
	2007	2006	2005
	(Dollars in thousands)
	(Unaudited)

Income (loss) from continuing operations(1)	$44,367	$86,598	$10,004
Discontinued operations, net of income taxes	(6)	5,654	1,809

Consolidated Net Income	$44,361	$92,252	$11,813

Adjustments from continuing operations:
Interest income	(161)	(46)	(545)
Interest expense	20,578	18,354	31,590
Debt retirement expenses	23,938	1,437	11,732
Depreciation and amortization	49,371	47,378	47,061
Taxes	21,855	49,822	4,144
Adjustments from discontinued operations:
Interest income	(134)	(651)	(492)
Depreciation and amortization	—	1,428	2,060
Taxes	(50)	1,837	3,586
Adjusted EBITDA from continuing operations(1)	159,948	203,543	103,986
Adjusted EBITDA from discontinued operations(1)	(190)	8,268	6,963

Adjusted consolidated EBITDA(1)	$159,758	$211,811	$110,949

Selected segment EBITDA calculations:
Transportation net income	$36,389	$78,364	$4,285
Interest income	(160)	(46)	(545)
Interest expense	20,578	18,354	31,590
Debt retirement expenses	23,938	1,437	11,732
Depreciation and amortization	46,694	45,489	45,255
Taxes	21,855	49,822	4,144

Transportation EBITDA	$149,294	$193,420	$96,461

Manufacturing net income	$18,850	$19,116	$7,165
Depreciation and amortization	2,595	1,889	1,806
Total Manufacturing EBITDA	21,445	21,005	8,971
Intersegment profit	(11,057)	(10,882)	(1,446)

External Manufacturing EBITDA	$10,388	$10,123	$7,525

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

Outlook

Transportation:  We believe that our value proposition is to deliver the safest, cleanest, most cost effective and innovative transportation solutions to our customers. Barge transportation is widely recognized as the lowest cost, cleanest, safest and most fuel efficient mode of transportation in the U.S. and is estimated to be operating at only 50% of infrastructure capacity. We expect over the next few years to significantly change our portfolio mix of commodities and increase the capacity of our liquid fleet. During 2007 our transportation revenues were comprised of 31% bulk, 27% liquids, 25% grain, 9% steel and 8% coal. During 2006, our transportation revenues were comprised of 32% grain, 28% bulk, 24% liquids, 8% coal and 8% steel. We intend to pursue a comprehensive sales and marketing program involving freight that has traditionally been moved by barge as well as freight that is currently “off-river” to convert the Company’s portfolio mix of business to 40% liquids, 20% coal, 20% bulk, 10% grain, 5% steel and 5% emerging markets.

Consistent with our strategic vision, we plan to continue growing our liquids business, and reshaping its dry business by pursuing the following strategies.

•	Dry cargo barge retirements in 2007 totaled 258 barges, bringing the total number of retirements in 2006 through 2007 to 486 units, or 17% of the Company’s previously existing dry cargo fleet. We expect further retirements in 2008 which will represent over 20% retirement of our previously existing dry cargo fleet.

•	We have significantly reduced production of new dry cargo barges to be built during 2008 for our transportation division at our shipyard and expect that increasing the efficiency of the existing fleet should compensate for the scrapping of older barges.

•	We have increased the number of liquid tank barges to be built at our shipyard in 2008, in order to add approximately 15% to our existing liquid tank barge barrel capacity to accommodate accelerated growth in our liquids division.

•	In August 2007 we established a headquarters location in Houston, Texas for our liquids division to more directly service the majority of our primary liquids customers and prospects.

•	We continue replacing certain seasonal dry cargo spot business with more ratable long-term contract business.

Though the re-balancing of the transportation portfolio is expected to take some time, we have begun to make tangible progress. Our stationary days per barge loading improved by almost one full day in the year ended December 31, 2007 compared with 2006.

In 2006, the Company established a new pricing and equipment allocation program in its liquids business. All new contracts featured market-based pricing and terms designed to allow us to optimize asset utilization. We believe that the liquids business remains our fastest growing, most ratable profit opportunity. Our review of historical industry data for waterborne movement indicates that liquid commodity barge movement is a very steady growth and demand market with less volatility than certain dry commodities such as grain. Management believes its liquid tank barge fleet is comparable to the industry in both condition and age.

In addition, we introduced to the market limited scheduled barge service which provides shippers the ability to measure “on-time” service. In 2007 we achieved an 86% on time record for this service.

Year-to-date, through the addition of new barges and barge refurbishment, the barrel capacity of our liquid fleet has increased 4.8%. All of the barges built by our manufacturing division for the transportation division in 2008 are expected to be liquid cargo barges, further expanding our liquids capacity.

Our objectives are similar in the dry markets, pursuing growth that fits within our scheduled service model while retaining existing business that fits in this model. Management believes the key to our success in the dry markets will again be driven by producing a more valuable transportation service product to compete for more new, ratable business against other transportation modes. This is also a key to increased dry fleet efficiency. We are focused on improving asset turn rates through reduction of average stationary days per barge loading. We expect to continue to focus our efforts on moving more ratable coal and capturing distressed rail movements. New coal business is expected to be market-priced. The majority of our existing coal volume moves under a legacy contract. Although the contract contains fuel and general cost escalation clauses, it is only marginally profitable. Pet coke, alumina and outbound steel have offered some early progress in our dry portfolio rebalancing. As we move to replace a portion of the grain moved by barge, we continue to seek expansion in large, ratable dry shipments with existing and new customers in the Company’s primary service lanes. Many of the cargoes we are testing are conversions from other modes of transportation, primarily rail. The Company expects to continue to offer these modal alternatives in chemicals as well as in new target markets such as forest products/lumber, coal/scrubber stone, energy products, and in emerging markets like municipal solid waste. We believe that there is significant opportunity to move by barge certain cargoes that currently move via truck and rail.

Over the past few years, there has been increasing utilization of existing coal-fired power generating capacity. Continued volatility in the price of natural gas, and increasing demand for coke (used in the production of steel), have resulted in increased demand for both steam coal and metallurgical coal. According to Criton Corporation, the high spot and forward prices of natural gas and oil, increased utilization and expansion of existing coal-fired power plants, new construction of coal-fired power plants, retrofitting of existing plants for flue-gas desulphurization (FGD), strong steel demand and the weak dollar are expected to contribute to continued growth in demand for coal tonnage. Distribution patterns may be affected by FGD retrofitting and may negatively impact miles per trip. In addition, due to clean air laws that are resulting in the use of limestone to reduce sulfur emissions from coal-fired electricity generation, we expect to see increases in limestone and, to a lesser extent, gypsum movements by barge.

A combination of growth in coal demand and continued constrained rail capacity is expected to result in an increasing commitment of existing barging capacity to dedicated transport of coal, as coal-fired power plants move to ensure uninterrupted delivery of their fuel supplies. This is expected to have a secondary benefit of diverting existing barging capacity from other dry trades, particularly grain and other spot market transactions, which in turn may have a further positive effect on freight rates, in an environment of level to declining barge capacity over the next several years.

We believe terminaling and transloading will become a more prominent part of the strategy going forward as we begin to expand our dock-to-dock offerings, to include dock-to-door and door-to-door options. With ACL facilities in St. Louis, Memphis, New Orleans and Chicago, we believe we have a strong, strategically located core of base locations to begin to offer one-stop transportation services. In fact, several of the cargo expansions in 2007 included multi-modal solutions through our terminal locations. Our new Lemont, Illinois facility, located just outside of Chicago, provides terminaling and warehousing services for clients shipping and receiving their products by barge. Through Lemont, we are transloading products to be routed to or through Chicago. The Lemont facility also handles products manufactured in the greater Chicago area which are destined to the southern United States and to export markets.

At December 31, 2007, 73% of our fleet consisted of covered hopper barges. The demand for coarse grain freight, particularly transport demand for corn, has been an important driver of our revenue. We expect grain to still be a component of our future business mix. However, the grain flows we expect to pursue going forward are the ratable, predictable flows. Smaller, more targeted, export grain programs that run ratably throughout the year are likewise attractive as they are not as susceptible to volatile price swings and seasonal harvest cycles. The complex interrelationships of agricultural supply/demand, the weather, ocean going freight rates and other factors lead to a high degree of unattractive volatility in both demand and pricing. Our service commitment is to build and maintain a covered barge fleet that handles ratable, profitable commodities. We expect that the introduction of new demand will over time drive our grain position down to approximately 10% of our revenue base.

Although we expect to significantly reduce our exposure to seasonal grain moves, grain is still expected to be both an important commodity for us and, as circumstances allow, a tactical opportunity. The United States Department of Agriculture (the “USDA”) forecasted, as of the January 11, 2008, corn exports of 2.13 billion bushels for the 2006/2007 crop year equal to the 2.13 billion bushels for the 2005/2006 crop year. Crop years are measured from September 1 through August 31 of the next calendar year. The total 2006/2007 corn harvest was estimated to be approximately 10.5 billion bushels, below the prior two year’s 11.1 billion and 11.8 billion bushel estimates. We believe that the estimated corn harvest size and export demand will result in a significant opportunity for barge transportation service for export grain through the port of New Orleans.

According to Informa, from 1998 to 2006 the Inland Waterways fleet size was reduced by 2,395 dry cargo barges and 99 liquid tank barges, for a total reduction of 2,494 barges, or 10.8%. The 2006 year-end Inland Waterways fleet consisted of 17,885 dry cargo barges and 2,809 liquid tank barges or a combined total of 20,694 barges. Industry data for 2006 indicates that 2006 was the first year in eight years that more barges were built than scrapped, with net additions of 15 liquid tank barges and 12 dry cargo barges. This overall level represents the second lowest number of barges in operation within our industry since 1992. We believe capacity will continue to be taken out of the industry as older barges reach the end of their useful lives. From an overall barge supply standpoint, we believe that approximately 25% of the industry’s existing dry cargo barges will be retired in the next four to eight years. We also believe that a like number of barges will be built during this period, although the exact number of additions or reductions in any given year is difficult to estimate. The average economic useful life of a dry cargo barge is generally estimated to be between 25 and 30 years and between 30 and 35 years for liquid tank barges. Our fleet of dry cargo barges will see over half of the 2,440 barges in service reach 30 years of age by the end of 2010. We may replace lost capacity through new builds, acquisitions, barge refurbishments and increased asset utilization.

Freight rates in both the dry and liquid freight markets are a function of the relationship between the amount of freight demand and the number of barges available to load freight. Notwithstanding the decline in grain freight rates for the year ended December 31, 2007 compared with 2006, we believe the current supply/demand relationship for dry cargo freight indicates that recent improvements in contract market freight rates will stabilize in the near term with the possibility of further moderate increases in freight rates in the future if capacity continues to decline. If the fuel price increases experienced in the fourth quarter of 2007 are sustained, contractual fuel rate adjustment clauses will also drive increases in rates. We believe the supply/demand relationship for liquid freight will also continue to benefit from tightened supply/demand dynamics in the industry.

We may continue to shift a larger portion of our liquid fleet business to day rate contracts, rather than affreightment contracts. Such a shift may result in a reduction in tonnage but an increase in revenues per barge as we would be paid a per diem rate regardless of the tonnage moved. We anticipate approximately $220 million in contract renewals in 2008, primarily in the fourth quarter. We expect that we will be able to continue to achieve meaningful increases in contract rates on a fuel neutral basis. Of the expected renewals, 64%, 13% and 23% of the renewable contracts, are one, two and three years or older, respectively.

From an expense standpoint, fuel price increases may reduce profitability in three primary ways. First, contractual protection in the Company’s newest term contracts operate on a one month lag thereby exposing us to a one month delay in recovering higher prices. Some older term contracts are adjusted quarterly thus lengthening our exposure. We have been changing the frequency of rate adjustments for fuel price from quarterly to monthly as we renew our contracts. Second, fuel rates may move ahead of booked-forward spot market pricing. Third, fuel expense is a significant component of the cost structure of other fleeting, shifting and towing vendors that we use. These costs are passed through to us in higher rates for such services and we are generally unable to pass these increases through to our customers. In the year ended December 31, 2007, we believe we recovered approximately 90% of our direct fuel cost through the fuel rate adjustment clauses in our contracts and through spot rate pricing. The decline in our recovery rate that occurred in the fourth quarter of 2007 was primarily the result of the rapid escalation of fuel costs in that quarter. The 34% increase in fuel rates lowered our quarterly recovery percentage to 76% in the stand-alone quarter, resulting in approximately $12 million in exposure to fuel increases. In anticipation of further instability in fuel pricing, as of

December 31, 2007, we entered into fuel swap contracts fixing the price on 200,000 gallons per month at $2.605 per gallon for each of the first six months of 2008. The value of the swaps at year end was insignificant.

Increases in wages and other costs, if they are not recoverable under contract adjustment clauses or through rates we are able to obtain in the market, would also create margin pressure. We would also expect to experience continued pressure on labor rates, which we expect to defray through labor escalators in certain of our contracts and through pricing. Competition for experienced vessel personnel is strong, and increases in experienced vessel personnel wage rates has been exceeding the general inflation level for several years. We expect this trend to continue and may not be able to recover such increases over time.

Manufacturing.  At December 31, 2007, our manufacturing segment’s vessel manufacturing backlog for external customers was approximately $429 million of contracted revenue with expected deliveries extending into the second half of 2010, an increase of approximately $22 million from the end of 2006. In January 2008 a new contract for approximately $100 million of additional barges, including options, was signed. Contract options are not included in the computation of the approximate vessel backlog until signed. The new contract increased the backlog by approximately $25 million from the year end level. All of the contracts in the backlog contain steel price adjustments. The actual price of steel at the time of construction may result in contract prices that are greater than or less than those used to calculate the backlog at the end of 2007. All of the contracts booked during 2006 and 2007 are expected to exceed our minimum acceptable operating margin when they enter production. This backlog excludes option units in booked contracts and our planned construction of internal replacement barges. We are focused on reducing labor costs relative to our bid specifications. Additionally, at the end of 2007 we have over $200 million related to more than 375 vessels in our backlog that were priced under contracts or options negotiated at lower estimated margins and with more aggressive labor estimates than in contracts signed during 2006 and 2007, which will result in margin pressure as they enter production. Approximately 60 to 65% of this $200 million lower margin business is expected to be produced in 2008. Unsigned options in these contracts on nearly 200 additional vessels or more than $100 million of revenues are expected to extend the margin impact into 2010 and 2011 if the options are exercised. We expect that these pressures will decline as a percent of total production in 2008 and beyond as the underlying vessels are completed. All legacy contracts contain steel price escalation clauses, however, some option barges are not covered by labor or other cost escalation clauses. We expect that 2008 revenues in our manufacturing segment will exceed 2007 revenues, though the number of barges produced is expected to decline. The increase is due to an expected sales mix shift to more higher priced liquid cargo barges.

During 2006 we sought and were granted certain job creation, job training and investment tax incentives from the state of Indiana that could result in a maximum of $11.3 million of capital in the form of tax credits and tax abatements to enhance our ability to expand and improve our existing shipyard capability both through investment in the physical plant and in our employees depending on the expansion of the number of jobs, capital investment and other factors. If the aggressive annual job creation and other targets are not met, any credit achieved could be significantly less than the maximum available. At December 31, 2007 we were not at targeted employment levels.

AMERICAN COMMERCIAL LINES INC. OPERATING RESULTS by BUSINESS SEGMENT
Year Ended December 31, 2007 as compared with Year Ended December 31, 2006
(Dollars in thousands except where noted) (Unaudited)

				% of Consolidated Revenue
	Year Ended Dec. 31,			Year
	2007	2006	Variance	2007	2006

REVENUE
Transportation and services	$810,443	$787,348	$23,095	77.2%	83.5%
Manufacturing (external and internal)	290,053	211,367	78,686	27.6%	22.4%
Intersegment manufacturing elimination	(50,136)	(56,163)	6,027	(4.8)%	(6.0)%

Consolidated Revenue	1,050,360	942,552	107,808	100.0%	100.0%
OPERATING EXPENSE
Transportation and services	709,906	642,904	67,002
Manufacturing (external and internal)	271,327	192,517	78,810
Intersegment manufacturing elimination	(39,079)	(45,281)	6,202

Consolidated Operating Expense	942,154	790,140	152,014	89.7%	83.8%
OPERATING INCOME
Transportation and services	100,537	144,444	(43,907)
Manufacturing (external and internal)	18,726	18,850	(124)
Intersegment manufacturing elimination	(11,057)	(10,882)	(175)

Consolidated Operating Income	108,206	152,412	(44,206)	10.3%	16.2%
Interest Expense	20,578	18,354	2,224
Debt Retirement Expenses	23,938	1,437	22,501
Other Income	(2,532)	(3,799)	1,267

Income before Income Taxes	66,222	136,420	(70,198)
Income Taxes	21,855	49,822	(27,967)
Discontinued Operations	(6)	5,654	(5,660)

Net Income	$44,361	$92,252	$(47,891)

Domestic Barges Operated (average of period beginning and end)	2,919	3,092	(173)
Revenue per Barge Operated (Actual)	$277,018	$254,640	$22,378

RESULTS OF OPERATIONS

Year ended December 31, 2007 compared to Year ended December 31, 2006

Revenue.  Consolidated revenue increased by $107.8 million or 11.4% to $1.05 billion.

The increase in consolidated revenue was driven by higher levels of manufacturing segment external sales during the year ended December 31, 2007 compared to 2006. Three more liquid tank barges and 109 more dry cargo barges were delivered during 2007 than in 2006, driving $84.7 million of the increase in revenues. Transportation revenues increased $21.3 million, primarily due to higher barge scrapping revenue and, to a lesser extent the increased revenues from the total liquid portfolio of business, strong bulk pricing, and higher coal volume which was almost offset by lower grain rate and volume and coal rate declines. Charter revenue from contracts acquired with the McKinney vessels in early 2007 also contributed to the revenue increase.

Revenue per average barge operated for 2007 increased 8.8% to $277,018 from $254,640 in 2006. Average fuel neutral rates per ton-mile for dry cargo freight and liquid cargo freight decreased 1.2% and increased 13.4%, respectively, for 2007 as compared to 2006. On a blended basis, average fuel neutral rates per ton-mile were flat year over year. Liquid volume under affreightment contracts was down 14%. This decline was attributable to the impact of the redeployment of on average, 33 more liquid tank barges to day rate contracts during 2007 as compared to 2006. This higher level of deployment and higher rates for this type of service drove charter and day rate revenue up 52% or $22.5 million year-over-year. Liquid demand continues to be strong, led by petro-chemical and refined product markets. Overall volume increases in the market included increased volumes of ethanol and bio-diesel, which has led to customers entering day rate contracts to ensure that their logistics requirements are met. Dry volume was down year over year primarily attributable to lower grain volume and weaker bulk imports. Grain volume loss was attributable to the absence of the prior year’s carryover grain demand as a result of the 2005 hurricanes, and due to the current year timing of the grain export market. Bulk volume loss was attributable to the impact of the weak U.S. dollar on imports and the slowdown in the U.S. economy, particularly housing. Additionally, our naval architecture firm, acquired in the fourth quarter of 2007 had revenues of $1.8 million.

Operating Expense.  Consolidated operating expense increased by 19.2% to $942.2 million or 89.7% of consolidated revenue.

Transportation expenses increased 10.4%, or $67.0 million, over 2006 due to the following factors.

•	Labor, training and fringe benefits costs. The increase of almost 300 in the number of vessel employees during the year ended December 31, 2007 compared to 2006, combined with inflation in labor rates and lower incentive earnings drove an increase of $25.8 million year over year. In addition, the Company made a decision during its fourth quarter of 2007 to buy out of the multi-employer plan for certain of its represented employees and accrued $2.1 million in additional costs during that quarter.

•	Fuel costs. Per gallon costs escalated 34% to $2.52 per gallon in the fourth quarter of 2007 driving direct fuel expenses to a $12.1 million year over year variance (or a 7.7% full year increase) from essentially flat at the end of three quarters. Taxes on fuel usage declined $1.1 million due to lower consumption.

•	Vessel repairs, claims and barge preparation. These expenses increased $11.1 million year over year due to the aging of the barge and boat fleets and expenses to upgrade certain of the McKinney vessels.

•	External towing, fleeting and shifting costs. The rate of increase year over year of these expenses escalated in the fourth quarter of 2007 from $3.2 million after three quarters to $7.9 million for the full year. We believe this to have resulted primarily from pass through by providers of the dramatic fuel increases in the fourth quarter of 2007 and to a lesser degree to higher volume.

•	Depreciation and amortization. These costs increased by $1.2 million due to the higher asset base.

•	Scrapping costs. Costs related to our scrapping operations, mostly the remaining book value of scrapped barges increased $5.8 million in the year ended December 31, 2007 compared to 2006. Gains on sales of whole barges to third parties for scrap and the gain on the sale of one boat drove an increase of $3.2 million in total gains on dispositions for the year ended December 31, 2007 compared to 2006.

•	Selling, general and administrative expenses. Increased employee related costs increases (though largely offset by lower incentive compensation accruals), higher bad debt expense, higher marketing expenses and expenses related to bond retirement drove a $3.0 million increase in the year ended December 31, 2007 when compared to 2006. Due to the higher revenue level in 2007 selling, general and administrative expense was essentially flat as a percent of transportation segment revenues. In addition, our naval architecture business incurred $1.0 million in selling, general and administrative expenses.

Manufacturing operating expenses increased 57.7% or $85.0 million in 2007 over 2006 due primarily to a 112 barge increase in the number of barges sold externally year over year. Labor inefficiencies in the shipyard driven by the production ramp-up and higher average labor rates, resulted in 3.9% lower gross margins on external sales in the manufacturing segment in 2007 compared to 2006. The lower gross margins were partially offset by a 1.9% improvement as a percent of manufacturing revenue in selling, general and administrative expenses. The improvement in selling, general and administrative costs resulted from lower incentive and employee related expenses. In total, 89 more barges were completed in 2007 than in 2006. During 2007, 23 fewer barges were produced for internal use than in the prior year, three fewer tank barges and 20 fewer dry cargo barges. During 2007 the external production increase of 112 barges consisted of three additional liquid tank barges and109 additional dry cargo barges than produced in the prior year.

Operating Income.  Operating income declined $44.2 million to $108.2 million. Operating income as a percent of consolidated revenue fell to 10.3% compared to 16.2% in 2006. The decrease was primarily the result of the decline in the operating ratio in transportation to 87.6% from 81.7%. In the transportation segment labor and fringe benefits along with material, supplies and other were 48.4% of segment revenue compared to 43.2% for 2006, increasing $51.2 million in dollar terms. Fuel and fuel usage tax expenses increased from 22.2% for 2006 to 23.0% in 2007, primarily due to a 34% increase in per gallon costs in the fourth quarter of 2007. Selling, general and administrative expenses declined by 0.5% as a percent of consolidated revenue in 2007 compared to 2006, though increasing $2.4 million in dollar terms.

Interest Expense.  Interest expense increased $2.2 million to $20.6 million. This increase was driven by the higher average outstanding debt balance. The debt balance was increased to fund the repurchase of $300 million of the Company’s common stock under two separate Board of Directors authorizations. The shares were repurchased in the second and third quarters of 2007. The average interest rate for 2007 was 6.7% compared to 6.3% in 2006.

Debt Retirement Expenses.  Debt retirement expenses increased due to the retirement of $119.5 million of the Company’s 9 1/2% Senior Notes in the first quarter of 2007 and the replacement of the asset based revolver with the Company’s new revolving credit facility.

Other Income.  Other income was lower in 2007 by $1.3 million compared to 2006 primarily due to the $1.0 million reversal of a litigation accrual in the first quarter of 2006 related to the bankruptcy of our predecessor company. The litigation was settled in 2006.

Income Tax Expense.  The effective rate for income tax is equal to the federal and state statutory rates after considering the deductibility of state income taxes for federal income taxes. The effective tax rate for 2007 was 33.0% as compared to 36.5% in 2006. The lower rate in the current year was due to the recognition of a previously unrecognized deferred tax asset for which realization is believed to be probable.

Discontinued Operations, Net of Income Tax.  Net income from discontinued operations decreased $5.7 million due primarily to the prior year gain on the sale of our Venezuelan business ($4.8 million, net of income tax) and the 2006 partial year of operations of businesses sold in 2006.

Net Income.  Net income decreased $47.9 million in 2007 over 2006 to $44.4 million due to the reasons noted above.

AMERICAN COMMERCIAL LINES INC. OPERATING RESULTS by BUSINESS SEGMENT
Year Ended December 31, 2006 as compared with Year Ended December 31, 2005
(Dollars in thousands except where noted) (Unaudited)

				% of Consolidated Revenue
	Year Ended Dec. 31,			Year Ended Dec. 31,
	2006	2005	Variance	2006	2005

REVENUE
Transportation	$787,348	$594,200	$193,148	83.6%	83.2%
Manufacturing (external and internal)	211,367	138,985	72,382	22.4%	19.4%
Intersegment manufacturing elimination	(56,163)	(18,244)	(37,919)	(6.0)%	(2.6)%

Consolidated Revenue	942,552	714,941	227,611	100.0%	100.0%
OPERATING EXPENSE
Transportation	642,904	544,273	98,631
Manufacturing (external and internal)	192,517	131,797	60,720
Intersegment manufacturing elimination	(45,281)	(16,798)	(28,483)

Consolidated Operating Expense	790,140	659,272	130,868	83.9%	92.9%
OPERATING INCOME
Transportation	144,444	49,927	94,517
Manufacturing (external and internal)	18,850	7,188	11,662
Intersegment manufacturing elimination	(10,882)	(1,446)	(9,436)

Consolidated Operating Income	152,412	55,669	96,743	16.2%	7.2%
Interest Expense	18,354	31,590	(13,236)
Debt Retirement Expenses	1,437	11,732	(10,295)
Other Income	(3,799)	(1,801)	(1,998)

Income before Income Taxes	136,420	14,148	111,977
Income Taxes	49,822	4,144	45,678

Income from Continuing Operations	86,598	10,004	76,594
Discontinued Operations, Net of Income Taxes	5,654	1,809	3,845

Net Income	$92,252	$11,813	$80,439

Domestic Barges Operated (average of period beginning and end)	3,092	3,207	(115)
Revenue per Domestic Barge Operated (Actual)	$254,640	$185,282	$69,358

Year ended December 31, 2006 compared to Year ended December 31, 2005

Revenue.  Consolidated revenue increased by $227.6 million or 31.8% to $942.6 million.

Improving industry fundamentals drove significant increases in revenue rates during 2006 compared to 2005. Affreightment contracts comprised approximately 81% or $635 million of the Company’s transportation segment’s total revenues for 2006 compared to $483 million or 82% of the transportation segment’s 2005 total revenues. Transportation segment revenue increased $193.1 million primarily due to higher contract and spot rates on affreightment contracts. These higher rates drove a $141.7 million increase in revenue. Higher affreightment ton-mile volumes resulted in an $11.2 million increase in revenue. Total ton-miles increased 5.5% over 2005. As previously discussed, gross liquid affreightment ton-miles were offset by the higher revenue from the deployment of a higher proportion of our liquid tank barge fleet to day rate contracts. Dry affreightment ton-miles increased 5.9% due to strong demand, particularly grain freight demand which resulted from the rollover of the hurricanes in 2005. Outside towing, charter and day rate, demurrage, fleeting, shifting and cleaning increased $40.5 million.

Revenue per barge operated for 2006 increased 37.4% to $252,640 from $185,282 in 2005. Average fuel neutral rates per ton-mile for dry cargo freight and liquid cargo freight increased 23.7% and 11.7% respectively for 2006 as compared to 2005. On a blended basis average fuel neutral rates per ton-mile increased 20.9% for the year. Liquid volume under affreightment contracts was down 8.5%. This decline was attributable to the impact of the redeployment of, on average, 26 more liquid tank barges to day rate contracts during 2006 as compared to 2005. This redeployment drove charter and day rate revenue up $19.5 million year-over-year. Liquid demand continues to be strong, led by petro-chemical and refined product markets. Increased volumes of ethanol and bio-diesel have led to customers entering day rate contracts to ensure that their logistics requirements are met. Dry volume was led by corn exports, which benefited from the ocean freight spread favoring corn exportation from the central Gulf over the Pacific Northwest and an anticipated reduction of corn exports by China.

Manufacturing segment revenue from sales to third parties increased $34.5 million in 2006 over 2005. Barges sold included 157 more dry cargo barges and 39 fewer liquid tank barges than in 2005.

Operating Expense.  Consolidated operating expense increased by 19.9% to $790.1 million.

Transportation expenses increased 18.1%, or $98.6 million, over 2005 primarily due to $37.0 million higher materials, supplies and other expense, $30.2 million in higher fuel expense, $15.7 million higher selling, general and administrative expenses and $7.8 million higher labor and fringe benefits. The increase in fuel expense was driven by a 29 cent per gallon increase in price in addition to 3.9 million more gallons consumed. The increase in materials, supplies and other expense was driven by higher expenses for boat and barge repairs ($13.9 million), boats and crews chartered ($11.4 million), and outside shifting and towing ($8.2 million as a result of higher prices for such services and higher volume). The increase in selling, general and administrative expenses was due to higher incentive and share-based compensation costs and other employee expenses, increased consulting expenses regarding compliance with Section 404 of the Sarbanes-Oxley Act, higher legal costs, and higher marketing expenses.

Manufacturing operating expenses related to external sales increased 28.0% or $32.2 million over 2005, due primarily to the higher volume of external barges sold. In 2006, 229 barges were sold to external customers compared to 111 in 2005. Gross margins improved from 7.1% in 2005 to 8.8% in 2006. The improvement was due primarily to the higher external sales volume, offset partially by labor inefficiencies associated with the start-up of our covered dry hopper barge line in the third quarter and the change in the mix of external barges sold with 39 fewer liquid tank barges in 2006.

Operating Income.  Operating income of $152.4 million rose $96.7 million. Operating income, as a percent of consolidated revenue rose to 16.2% compared to 7.8% in 2005. The increase was primarily the result of improvement in the operating ratio in transportation to 81.7% from 91.6%. In the transportation segment labor and fringe benefits, along with material, supplies and other, were 43.2% of segment revenue compared to 49.7% for 2005, despite increasing $44.7 million in dollar terms. Depreciation and amortization, which were relatively unchanged in dollars, represented 5.8% of revenues compared to 7.6% for 2005. Fuel costs decreased from 21.4% for 2005 to 20.0% in 2006. Selling, general and administrative expenses increased slightly as a percentage of revenue to 7.0% from 6.7% in 2005.

Interest Expense.  Interest expenses decreased by $13.2 million to $18.4 million. The decrease was due to lower outstanding debt balances. Additionally, an increase in interest due to a higher LIBOR base interest rate was partially offset by lower rate margins. LIBOR is the primary base rate for borrowings under our asset based revolver.

Debt Retirement Expenses.  The decline of $10.3 million was attributable to expenses incurred in 2005 that were not repeated in 2006. These included $7.9 million in prepayment penalties and $3.8 million in accelerated amortization of debt issuance and debt discount cost from the early retirement of $70.0 million of our 2015 Senior Notes and 100% of the principal of our former MARAD guaranteed bonds. We did incur

$1.4 million of debt retirement expenses related to the retirement during 2006 of $10.5 million in face value of our 9.5% Senior Notes at a premium.

Other Income.  Other income increased by $2.0 million to $3.8 million in 2006. The reversal of $1.0 million of legal reserves related to our bankruptcy and $1.0 million in insurance recoveries related to costs of environmental matters that were incurred by the Company or its predecessor recorded in 2006 drove the increase. These items were partially offset by lower interest income from improved cash management.

Income Tax Expense.  The effective rate for income tax is equal to the federal and state statutory rates after considering the deductibility of state income taxes for federal income taxes. The effective tax rate was 36.5% for 2006 as compared to 29.3% for 2005. The lower rate in the prior year was primarily due to the significance of permanent differences to income from continuing operations in 2005.

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

LIQUIDITY AND CAPITAL RESOURCES

Based on past performance and current expectations, we believe that cash generated from operations and our ability to access capital markets will satisfy the working capital needs, capital expenditures, stock repurchases and other liquidity requirements associated with our operations in the near term. Our funding requirements include capital expenditures (including new barge purchases), vessel and barge fleet maintenance, interest payments and other working capital requirements. Our primary sources of liquidity are cash generated from operations, borrowings under our revolving credit facility, sale and leaseback transactions for productive assets and, to a lesser extent, barge scrapping activity and cash proceeds from the sale of non-core assets.

Our cash operating costs consist primarily of purchased services, materials and repairs, fuel, labor and fringe benefits and taxes (collectively presented as Cost of Sales on the consolidated statements of operations) and selling, general and administrative costs.

Capital expenditures are a significant use of cash in our operations totaling $109.3 million in the year ended December 31, 2007 for property additions and capital expenditures (which included $4.5 million for the acquisition of certain dry hopper barges on which a pre-existing operating lease had expired). We also expended $15.6 million for towboats and certain inventoried assets in the McKinney acquisition, $6.2 million for the investment in Summit and $4.3 million for the acquisition of EBDG. Capital is expended primarily to fund the building of new barges to replace retiring barges, to increase the useful life or enhance the value of towboats and barges, and to replace or improve equipment used in manufacturing or other lines of business. Other capital expenditures are made for vessel and facility improvements and maintenance that extend the useful life or enhance the function of our assets. Sources of funding for these capital expenditures and other investments include cash flow from operations, borrowings under the bank revolving credit facility and, to a lesser extent, proceeds from barge scrapping activities.

Our Indebtedness

On April 27, 2007, the Company entered into an agreement which provided for a five-year $400,000 revolving credit facility with a $200,000 expansion option. The new revolving credit facility replaced the previous $250,000 asset-based revolver that was entered into on February 11, 2005. On August 17, 2007, the Company elected to utilize the $200,000 expansion option under its revolving credit facility and obtained lender commitments for the additional $200,000 which increased the total facility size to $600,000. As of December 31, 2007, we had total indebtedness of $439.8 million. During 2007, the Board of Directors authorized the repurchase of up to $350 million of our common stock. Advances of $300 million on the revolving credit facility were used to fund stock repurchased in the open market. At December 31, 2007 the Company had $50 million authorized but unpurchased under the stock repurchase program.

The revolving credit facility contains certain covenants including a total leverage ratio, fixed charge coverage ratio and minimum net worth as defined in the facility loan agreement. Through March 31, 2008 the Company’s total leverage ratio as defined in the revolving credit facility cannot be greater than 3.25 to 1.0. However, beginning April 1, 2008 the total leverage ratio is reduced per the amended agreement to 3.0 to 1.0. This reduction in the maximum total leverage ratio may limit the company’s ability to borrow the full amount of the revolving credit facility if the sum of adjusted EBITDA for each of the prior-four-quarters is not sufficient. If the Company does not remain in compliance with these covenants or if the Company does not obtain an applicable waiver from such noncompliance, the Company may not be able to borrow additional funds when and if it becomes necessary, it may incur higher borrowing costs and face more restrictive covenants, and the lenders could accelerate all amounts outstanding to be immediately due and payable. For further discussion on these covenants, see “Item 1A — Risk Factors.” The revolving credit facility is secured by the tangible and intangible assets of the Company.

Under the April 27, 2007 credit agreement, interest rates vary based on a quarterly determination of the Company’s consolidated leverage ratio, as defined by the agreement. Based on the calculation the LIBOR margin that the Company is obligated to pay on borrowings under the agreement is currently 150 basis points, consistent with the prior quarter’s computation.

Net Cash, Capital Expenditures and Cash Flow

Net cash provided by operating activities was $115.8 million in the year ended December 31, 2007, as compared to $135.8 million in the year ended December 31, 2006. The year-over-year decrease in net cash provided by operating activities in 2007 as compared to 2006 was due primarily to the $47.9 million decline in net income, offset by debt retirement expenses of $23.9 million which are a financing cash flow.

Net cash provided by operating activities during the year ended December 31, 2007 was used primarily to fund capital expenditures and the investments in McKinney, Summit and EBDG. Net cash used in investing activities was $131.3 million in the year ended December 31, 2007 and $63.9 million in the year ended December 31, 2006. Capital expenditures were $109.3 million and $90.0 million in the years ended December 31, 2007 and 2006, respectively. In addition, net cash used in investing activities included $15.6 million for the acquisition of towboats and certain assets in the McKinney acquisition, $6.2 million for the investment in Summit Contracting and $4.3 million for the investment in EBDG.

Proceeds from property dispositions were $7.4 million in the year ended December 31, 2007. A gain on property dispositions in 2007 of $3.4 million has been recorded as a reduction of operating expense in the consolidated income statements.

Net cash provided by financing activities was $15.4 million in the year ended December 31, 2007, compared to net cash used in financing activities of $80.7 million in the year ended December 31, 2006. Significant financing activities in 2007 consisted of borrowing on the revolving credit facility of $439.0 million for repayment of $119.5 million in Senior Notes and the related tender premium and debt costs of $21.0 million. Additionally, $300.1 million of cash was used to purchase the Company’s common stock under the Stock Repurchase Program. Net other financing activities in 2007, a provision of $1.2 million, resulted from the excess of the tax benefit of share based compensation and the exercise of stock options over uses associated with the acquisition of treasury shares from “cashless exercises” under the share based compensation program, change in outstanding checks and other financing activities. Cash provided by financing activities in 2007 also included the $15.9 million in proceeds of a sale and leaseback transaction involving 28 barges. The gain on the sale leaseback transaction was deferred and will be recognized as a reduction of lease expense over the ten-year term of the lease. Cash used by financing activities in 2006 of $81.9 million resulted primarily from $70.0 million of repayments of the credit facility and $10.5 million of the Senior Notes.

Contractual Obligations and Commercial Commitment Summary

A summary of the Company’s known contractual commitments under debt and lease agreements as of December 31, 2007, appears below.

		Less Than	One to	Three to	After
Contractual Obligations	Total	One Year	Two Years	Five Years	Five Years

Long term debt obligations(1)
Elliott Bay acquisition note(2)	$0.8	$—	$0.8	$—	$—
Bank revolver	439.0	—	—	439.0	—
Operating lease obligations(3)	170.4	26.1	20.6	51.9	71.8

Total contractual cash obligations	$610.2	$26.1	$21.4	$490.9	$71.8

Estimated interest on contactual debt obligations(4)	$127.2	$29.5	$29.4	$68.3	$—

(1)	Represents the principal amounts due on outstanding debt obligations, current and long term as of December 31, 2007. Amounts do not include interest.

(2)	This note represents consideration paid for the acquisition of Elliott Bay Design Corporation in October 2007.

(3)	Represents the minimum lease rental payments under non-cancelable leases, primarily for vessels and land.

(4)	Interest expense calculation begins on January 1, 2008 and ends on the respective maturity dates.

The interest rate and term assumptions used in these calculations are contained in the following table.

	Principal at
	December 31,	Period		Interest
Obligation	2007	From	To	Rate

Elliott Bay acquisition note	$0.8	1/1/2008	1/2/2009	5.50%
Bank revolvers	$439.0	1/1/2008	4/27/2012	6.70%

For additional disclosures regarding these obligations and commitments, see Note 3 to the accompanying consolidated financial statements.

SEASONALITY

The seasonality of our business is discussed in Item 1, Part I, under “Seasonality”.

CHANGES IN ACCOUNTING STANDARDS

As of the beginning of 2007 we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 requires that we recognize in our financial statements the impact of tax positions if those positions are more likely than not of being sustained on audit, based on the technical merits of the positions. There was no cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings, due primarily to fresh start accounting for tax purposes adopted upon the emergence of the Company’s predecessor from bankruptcy in January 2005. The Company currently has no unrecorded tax benefits. The Company also has no amounts accrued for interest and penalties. Tax years 2005 and forward remain open to examination by the major taxing jurisdictions to which we are subject.

In September 2006 the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The standard defines fair value as the price received to sell an asset or paid to transfer a liability in an orderly transaction between market participants (knowledgeable, independent, able, willing parties) at any measurement date. The standard assumes highest and best use defined from the perspective of a market participant. Transactions costs are excluded from fair value. The standard creates a hierarchy of fair value determination where Level 1 is active market quotes for identical assets, Level 2 is active market quotes for similar assets and Level 3 is for fair value determined through unobservable inputs. Fair value must account for risk (those inherent in the valuation process, risk that an obligation may not be fulfilled) and for any restriction on an asset if a market participant would consider in valuation. This Statement does not eliminate the practicability exceptions to fair value measurements in many accounting pronouncements including APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, FASB Statements No. 87, “Employers’ Accounting for Pensions”, No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, No. 107, “Disclosures about Fair Value of Financial Instruments”, No. 141, “Business Combinations”, No. 143, “Accounting for Asset Retirement Obligations”, No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, and No. 153, “Exchanges of Nonmonetary Assets”. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007. SFAS 157 transition provisions for certain instruments requires cumulative-effect adjustments to beginning retained earnings. The Company has no instruments requiring this treatment. Therefore, the impact of SFAS 157 on the Company will be prospective through earnings or other comprehensive income, as appropriate. We do not believe that the implementation of SFAS 157 will have a significant impact on the Company’s financial statements on adoption. Subsequent to its adoption fair value measurements made by the Company in preparing its financial reporting will be made per its provisions, where required, but are not expected to materially impact the financial position or results of operations of the Company.

In February 2007 the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 allows entities to voluntarily choose, at specified election dates, to measure many financial assets and financial liabilities (as well as certain non-financial instruments that are similar to financial instruments) at fair value (the “fair value option”). The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, SFAS 159 specifies that all subsequent changes in fair value for that instrument shall be reported in earnings. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. As of December 31, 2007 we had not yet adopted SFAS 157 and, therefore, were not eligible to early adopt SFAS 159. We do not intend to elect the fair value option allowed by this standard for any pre-existing financial assets or liabilities and, therefore, we do not believe that adoption of SFAS 159 will have a significant effect on the Company’s financial statements on adoption.

In December 2007 the FASB issued SFAS No. 141 revised 2007 “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) applies to all transactions or other events in which an entity obtains control of one or more businesses. It does not apply to formation of a joint venture, acquisition of an asset or a group of assets that does not constitute a business or a combination between entities or businesses under common control. SFAS 141(R) is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2008. Early adoption of SFAS 141(R) is prohibited. SFAS 141(R) retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations. SFAS 141(R) retains the guidance in Statement 141 for identifying and recognizing intangible assets separately from goodwill. SFAS 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement. That replaces Statement 141’s cost-allocation process. SFAS 141(R) requires acquisition-related costs and restructuring costs that the acquirer expected but was not obligated to incur to be recognized separately from the acquisition. It also requires entities to measure the non-controlling interest in the acquiree at fair value will result in recognizing the goodwill attributable to the non-controlling interest in addition to that attributable to the acquirer. This Statement requires an acquirer to recognize assets acquired and liabilities assumed arising from contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. Early adoption of SFAS 141(R) is prohibited. The Company will apply the provisions of the standard to future acquisitions, as required.

In December 2007 the FASB issued SFAS No. 160 “Non-controlling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 requires that the ownership interests in subsidiaries held by third parties presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. The amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of income. Changes in a parent’s ownership interest while the parent retains its controlling financial interest must be accounted for as equity transactions. SFAS 160 requires that entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2008. Early adoption of SFAS 160 is prohibited. We are still evaluating the expected impact of SFAS 160 at this time.

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

The accompanying consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and settlement of liabilities in the ordinary course of business. Critical accounting policies that affect the reported amounts of assets and liabilities on a going concern basis include amounts recorded as reserves for doubtful accounts, reserves for obsolete and slow moving inventories, pension and post-retirement liabilities, incurred but not reported medical claims, insurance claims and related insurance receivables, deferred tax liabilities, assets held for sale, revenues and expenses on special vessels using the percentage-of-completion method, environmental liabilities, valuation allowances related to deferred tax assets, expected forfeitures of share-based compensation, liabilities for unbilled barge and boat maintenance, liabilities for unbilled harbor and towing services and depreciable lives of long-lived assets.

Revenue Recognition

The primary source of the Company’s revenue, freight transportation by barge, is recognized based on percentage-of-completion. The proportion of freight transportation revenue to be recognized is determined by applying a percentage to the contractual charges for such services. The percentage is determined by dividing the number of miles from the loading point to the position of the barge as of the end of the accounting period by the total miles from the loading point to the barge destination as specified in the customer’s freight contract. The position of the barge at accounting period end is determined by locating the position of the boat with the barge in tow through use of a global positioning system. The recognition of revenue based upon the percentage of voyage completion results in a better matching of revenue and expenses. The deferred revenue balance in current liabilities represents the uncompleted portion of in-process contracts.

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

Beginning in the second quarter of 2007, ocean-going vessels became a material portion of the production volume of the manufacturing segment. These vessels are significantly more expensive and take substantially longer to construct than typical barges for use on the Inland Waterways system. The percentage-of-completion method of recognizing revenue and expenses is used related to the construction of these longer-term production vessels. These vessels have expected construction periods of over 90 days in length and include ocean-going barges, which we currently produce, and towboats, which we expect to begin producing in the future.

Other marine manufacturing and marine service revenue is recognized based on the completed contract method due to the short term nature of contracts. Losses are accrued on any contracts if manufacturing costs are expected to exceed manufacturing contract revenue.

Harbor services, terminal, repair and other revenue are recognized as services are provided.

Inventory

Inventory is carried at the lower of cost or market, based on a weighted average cost method. Our port services’ supplies and parts inventory is carried net of reserves for obsolete and slow moving inventories.

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

Impairment of Long-Lived Assets

Properties and other long-lived assets are reviewed for impairment whenever events or business conditions indicate the carrying amount of such assets may not be fully recoverable. Initial assessments of recoverability are based on estimates of undiscounted future net cash flows associated with an asset or a group of assets. These estimates are subject to uncertainty. Our significant assets were appraised by independent appraisers in connection with our application of fresh-start reporting on December 31, 2004. No impairment indicators were present at December 31, 2007 or 2006.

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

See “Risk factors” in Item 1A, Part 1 of this Form 10-K for a detailed discussion of important factors that could cause actual results to differ materially from those reflected in such forward-looking statements.

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

Fuel Price Risk

For the year ended December 31, 2007, fuel expenses for fuel purchased directly and used by our boats represented 20.9% of our transportation revenues. Each one cent per gallon rise in fuel price increases our annual operating expense by approximately $0.8 to $0.9 million. We partially mitigate our direct fuel price risk through contract adjustment clauses in our term contracts. Contract adjustments are deferred either one quarter or one month, depending primarily on the age of the term contract. We have been increasing the frequency of contract adjustments to monthly as contracts renew to further limit our timing exposure. Additionally, fuel costs are only one element of the potential movement in spot market pricing, which generally respond to only long-term changes in fuel pricing. All of our grain movements, which comprised 24.8% of our total transportation segment revenues in 2007, are priced in the spot market. Despite these measures fuel price risk impacts us for the period of time from the date of the price increase until the date of the contract adjustment (either one month or one quarter), making us most vulnerable in periods of rapidly rising prices. During the fourth quarter of 2007, our average price per gallon for fuel rose to $2.52 per gallon from $2.21 in the third quarter and $1.88 per gallon in the prior year. We were unable to recover approximately $12 million of the direct fuel price increase in the fourth quarter of 2007. We also believe that fuel is a significant element of the economic model of our operating partners on the river, with increases passed through to us in the form of higher costs for external fleeting, shifting and towing. From time to time we have utilized derivative instruments to manage volatility in addition to our contracted rate adjustment clauses. In December 2007, we entered into fuel price swaps with commercial banks for 200,000 gallons per month for each of the first six months of 2008, or a total of 1.2 million gallons of our expected fuel usage at $2.605 per gallon. These derivative instruments have been designated and accounted for as cash flow hedges, and to the extent of their effectiveness, changes in fair value of the hedged instrument will be accounted for through Other Comprehensive Income until the fuel hedged is used at which time the gain or loss on the hedge instruments will be recorded as fuel expense. At December 31, 2007, a net liability of $0.03 million has been recorded in the consolidated balance sheet and the loss on the hedge instrument recorded in Other Comprehensive Income. We may increase the quantity hedged or add additional months based upon active monitoring of fuel pricing outlooks by the management team.

Interest Rate and Other Risks

At December 31, 2007, we had $439.0 million of floating rate debt outstanding, which represented the outstanding balance of the revolving credit facility. If interest rates on our floating rate debt increase significantly, our cash flows could be reduced, which could have a material adverse effect on our business, financial condition and results of operations. A 100 basis point increase in interest rates, at our existing debt level, would increase our cash interest expense by approximately $4.4 million annually. At December 31, 2007 the Company had only the floating rate debt of $439.0 million and a term note payable of $0.8 million arising from the EBDG acquisition. The term note bears a fixed interest rate of 5.5%.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles as of December 31, 2007.

Ernst & Young LLP, an independent registered public accounting firm, has audited and reported on the consolidated financial statements of American Commercial Lines Inc. and the effectiveness of our internal control over financial reporting. The reports of Ernst & Young LLP are contained in this Annual Report.

/s/ Mark R. Holden Mark R. Holden President and Chief Executive Officer	/s/ Christopher A. Black Christopher A. Black Senior Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders American Commercial Lines Inc.

We have audited American Commercial Lines’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). American Commercial Lines’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, American Commercial Lines maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of American Commercial Lines Inc. as of December 31, 2007 and December 31, 2006, and the related consolidated statements of income, stockholder’s equity, and cash flows for each of the three years in the period ended December 31, 2007 and our report dated February 22, 2008 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Louisville, Kentucky
February 22, 2008

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders American Commercial Lines Inc.

We have audited the accompanying consolidated balance sheets of American Commercial Lines Inc. as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed at in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Commercial Lines Inc. at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Financial Accounting Standards Board Statements of Financial Accounting Standards No. 123R, Share-Based Payment, and No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R), in 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of American Commercial Lines Inc. internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2008 expressed an unqualified opinion thereon.

/s/  ERNST & YOUNG LLP

Louisville, Kentucky
February 22, 2008

AMERICAN COMMERCIAL LINES INC.

CONSOLIDATED INCOME STATEMENTS

	Years Ended
	December 31, 2007	December 31, 2006	December 31, 2005
	(In thousands, except shares and per share amounts)

Revenues
Transportation and Services	$810,443	$787,348	$594,200
Manufacturing	239,917	155,204	120,741

Revenues	1,050,360	942,552	714,941

Cost of Sales
Transportation and Services	645,237	582,271	499,386
Manufacturing	228,190	141,589	112,232

Cost of Sales	873,427	723,860	611,618

Gross Profit	176,933	218,692	103,323
Selling, General and Administrative Expenses	68,727	66,280	47,654

Operating Income	108,206	152,412	55,669

Other Expense (Income)
Interest Expense	20,578	18,354	31,590
Debt Retirement Expenses	23,938	1,437	11,732
Other, Net	(2,532)	(3,799)	(1,801)

Other Expenses	41,984	15,992	41,521

Income from Continuing Operations
Before Taxes	66,222	136,420	14,148
Income Taxes	21,855	49,822	4,144

Income from Continuing Operations	44,367	86,598	10,004
Discontinued Operations, Net of Tax	(6)	5,654	1,809

Net Income	$44,361	$92,252	$11,813

Basic Earnings Per Common Share:
Income from continuing operations	$0.79	$1.43	$0.21
Income from discontinued operations, net of tax	—	0.09	0.04

Basic Earnings Per Common Share	$0.79	$1.52	$0.25

Earnings Per Common Share — Assuming Dilution:
Income from continuing operations	$0.77	$1.38	$0.20
Income from discontinued operations, net of tax	—	0.09	0.04

Earnings Per Common Share — Assuming Dilution	$0.77	$1.47	$0.24

Weighted Average Shares Outstanding
Basic	56,245,368	60,742,980	47,594,218

Diluted	57,679,406	62,800,804	49,247,874

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN COMMERCIAL LINES INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2007	2006
	(In thousands, except shares and per share amounts)

ASSETS
Current Assets
Cash and Cash Equivalents	$5,021	$5,113
Accounts Receivable, Net	114,921	102,228
Inventory	70,890	61,504
Deferred Tax Assets	2,582	2,173
Prepaid and Other Current Assets	26,661	26,167

Total Current Assets	220,075	197,185
Properties, Net	511,832	455,710
Investment in Equity Investees	3,456	3,527
Other Assets	25,448	14,581

Total Assets	$760,811	$671,003

LIABILITIES
Current Liabilities
Accounts Payable	$61,130	$53,607
Accrued Payroll and Fringe Benefits	15,720	28,267
Deferred Revenue	17,824	16,803
Accrued Claims and Insurance Premiums	15,647	15,754
Accrued Interest	1,688	4,466
Customer Deposits	5,596	9,145
Other Liabilities	32,036	24,892

Total Current Liabilities	149,641	152,934
Long Term Debt	439,760	119,500
Pension Liability	5,252	16,026
Deferred Tax Liabilities	26,569	14,014
Other Long Term Liabilities	14,198	9,876

Total Liabilities	635,420	312,350

STOCKHOLDERS’ EQUITY
Common stock; authorized 250,000,000 shares at $.01 par value; 62,549,666 and 61,883,556 shares issued and outstanding as of December 31, 2007 and 2006, respectively	626	619
Treasury Stock 12,407,006 and 172,320 shares at December 31, 2007 and 2006, respectively	(309,517)	(3,207)
Other Capital	279,266	259,409
Retained Earnings	148,426	104,065
Accumulated Other Comprehensive Income (Loss)	6,590	(2,233)

Total Stockholders’ Equity	125,391	358,653

Total Liabilities and Stockholders’ Equity	$760,811	$671,003

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN COMMERCIAL LINES INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

							Accumulated
							Other
	Common Stock		Treasury	Other	Unearned	Retained	Comprehensive
	Shares	Amount	Stock	Capital	Compensation	Earnings	Income (Loss)	Total
	(In thousands, except shares and per share amounts)

Balance at December 31, 2004	—	$—	$—	$100,098	$—	$—	$—	$100,098
Issuance of Common Stock	59,861,336	599	—	(599)	—	—	—	—
Initial Public Offering	—	—	—	157,500	—	—	—	157,500
Underwriting Fees	—	—	—	(12,566)	—	—	—	(12,566)
Issuance of Restricted Stock and Recognition of Stock Options	1,642,096	16	—	6,189	(6,205)	—	—	—
Amortization of Restricted Stock and Stock Options	—	—	—	—	2,710	—	—	2,710
Comprehensive Income:
Net Income	—	—	—	—	—	11,813	—	11,813
Minimum Pension Liability (Net of Tax Benefit)	—	—	—	—	—	—	(5,854)	(5,854)

Total Comprehensive Income	—	$—	$—	$—	$—	$11,813	$(5,854)	$5,959

Balance at December 31, 2005	61,503,432	$615	$—	$250,622	$(3,495)	$11,813	$(5,854)	$253,701
Adoption of SFAS 123R	—	—	—	(3,495)	3,495	—	—	—
Amortization of Restricted Stock, Stock Options, Performance Shares and Restricted Stock Units	—	—	—	5,041	—	—	—	5,041
Excess Tax Benefit	—	—	—	6,174	—	—	—	6,174
Exercise of Stock Options	380,124	4	—	1,072	—	—	—	1,076
Underwriting Fees	—	—	—	(5)	—	—	—	(5)
Acquisition of Treasury Stock	(172,320)	—	(3,207)	—	—	—	—	(3,207)
Adoption of SFAS 158, net of income taxes							(1,373)	(1,373)
Comprehensive Income:
Net Income	—	—	—	—	—	92,252	—	92,252
Minimum Pension Liability (Net of Tax Benefit)	—	—	—	—	—	—	4,994	4,994

Total Comprehensive Income	—	$—	$—	$—	$—	$92,252	$4,994	$97,246

Balance at December 31, 2006	61,711,236	$619	$(3,207)	$259,409	$—	$104,065	$(2,233)	$358,653
Amortization of Restricted Stock, Stock Options, Performance Shares and Restricted Stock Units	—	—	—	6,846	—	—		6,846
Excess Tax Benefit	—	—	—	11,016	—	—		11,016
Exercise of Stock Options	521,252	5	—	1,995	—	—		2,000
Issuance of Restricted Stock	144,858	2	—	—	—	—		2
Acquisition of Treasury Stock	(180,043)	—	(6,216)	—	—	—		(6,216)
Repurchase of Treasury Stock	(12,054,643)	—	(300,094)	—	—	—		(300,094)
Comprehensive Income:
Net Income	—	—	—	—	—	44,361		44,361
Unrealized loss on fuel swaps designated as cash flow hedging instrument	—	—	—	—	—	—	(28)	(28)
Minimum Pension Liability (Net of Tax Benefit)	—	—	—	—	—	—	8,851	8,851

Total Comprehensive Income	—	$—	$—	$—	$—	$44,361	$8,823	$53,184

Balance at December 31, 2007	50,142,660	$626	$(309,517)	$279,266	$—	$148,426	$6,590	$125,391

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN COMMERCIAL LINES INC. CONSOLIDATED

STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	December 31,	December 31,	December 31,
	2007	2006	2005
		(In thousands)

OPERATING ACTIVITIES
Net Income	$44,361	$92,252	$11,813
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	49,371	48,806	49,121
Debt Retirement Costs	23,938	1,437	11,732
Debt Issuance Cost Amortization	445	1,080	2,970
Deferred Taxes	7,252	7,201	(844)
Gain on Sale of Venezuela Assets	—	(5,099)	—
Gain on Property Dispositions	(3,390)	(194)	(4,628)
Share-Based Compensation	6,845	5,045	2,710
Other Operating Activities	1,030	782	(2,566)
Changes in Operating Assets and Liabilities:
Accounts Receivable	(10,728)	(17,786)	(18,728)
Inventory	(4,706)	(16,830)	4,559
Accrued Interest	(2,775)	(713)	4,025
Other Current Assets	2,094	(8,623)	1,364
Accounts Payable	12,284	9,180	—
Other Current Liabilities	(10,222)	20,940	23,245

Net Cash Provided by Operating Activities before Reorganization Items	115,799	137,478	84,773
Reorganization Items Paid	(33)	(557)	(13,514)

Net Cash Provided by Operating Activities	115,766	136,921	71,259

INVESTING ACTIVITIES
Property Additions	(109,315)	(90,042)	(47,279)
McKinney Acquisition	(15,573)	—	—
Proceeds from Sale of Venezuela Operations	—	26,532	—
Investment in Summit Contracting	(6,199)	—	—
Investment in Elliott Bay	(4,338)	—	—
Investment in Vessel Leasing	—	—	(2,500)
Proceeds from Property Dispositions	7,364	1,163	14,915
Net Change in Restricted Cash	—	—	9,182
Other Investing Activities	(3,230)	(1,552)	(1,811)

Net Cash Used in Investing Activities	(131,291)	(63,899)	(27,493)

FINANCING ACTIVITIES
Long Term Debt Repayments	—	—	(407,551)
Revolving Credit Facility Borrowings	439,000	—	170,710
Revolving Credit Facility Repayments	—	(70,000)	(100,710)
2015 Senior Note Initial Borrowings	—	—	200,000
2015 Senior Note Repayments	(119,500)	(10,500)	(70,000)
Tender Premium Paid	(18,390)	(1,135)	(7,921)
Proceeds from Sale/Leaseback	15,905	—	—
Outstanding Checks	(5,140)	(3,090)	9,220
Debt Costs	(2,638)	(13)	(13,855)
Net Proceeds from IPO	—	—	144,934
Tax Benefit of Share Based Compensation	11,016	6,174	—
Exercise of Stock Options	2,000	1,072	—
Acquisition of Treasury Stock	(6,216)	(3,207)	—
Stock Repurchase Program	(300,094)	—	—
Other Financing Activities	(510)	(1,169)	(1,279)

Net Cash Provided (Used) in Financing Activities	15,433	(81,868)	(76,452)

Net Decrease in Cash and Cash Equivalents	(92)	(8,846)	(32,686)
Cash and Cash Equivalents at Beginning of Period	5,113	13,959	46,645

Cash and Cash Equivalents at End of Period	$5,021	$5,113	$13,959

Supplemental Cash Flow Information:
Interest Paid	$36,727	$18,704	$31,920
Income Taxes Paid	5,276	29,947	13,258

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

The operations of the Company include barge transportation together with related port services along the Inland Waterways and marine equipment manufacturing. Barge transportation accounts for the majority of the Company’s revenues and includes the movement of bulk products, grain, coal, steel and liquids in the United States. The Company has long term contracts with many of its customers. The Company’s former operations in both Venezuela and the Dominican Republic have been classified as discontinued operations for all periods presented in these financial statements (See Note 16 — Discontinued Operations). Manufacturing of marine equipment is provided to customers in marine transportation and other related industries in the United States.

The assets of ACL consist principally of its ownership of all of the stock of Commercial Barge Line Company LLC (“CBL”). The assets of CBL consist principally of its ownership of all of the membership interests in American Commercial Lines LLC (“ACL LLC”), ACL Transportation Services LLC and Jeffboat LLC. Neither ACL nor CBL conducts any operations independent of such ownership.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements reflect the results of operations, cash flows and financial position of ACL and its majority-owned subsidiaries as a single entity. All significant intercompany accounts and transactions have been eliminated.

Investments in companies that are not majority-owned are accounted for under the equity method or at cost, depending on the extent of control or ownership percentage.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Some of the significant estimates underlying these financial statements include amounts recorded as reserves for doubtful accounts, reserves for obsolete and slow moving inventories, pension and post-retirement liabilities, incurred but not reported medical claims, insurance claims and related insurance receivables, deferred tax liabilities, assets held for sale, revenues and expenses on special vessels using the percentage-of-completion method, environmental liabilities, valuation allowances related to deferred tax assets, expected forfeitures of share-based compensation, liabilities for unbilled barge and boat maintenance, liabilities for unbilled harbor and towing services and depreciable lives of long-lived assets.

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include short term investments with a maturity of less than three months when purchased. ACL has, from time to time, cash in banks in excess of federally insured limits.

ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	December 31,	December 31,
	2007	2006

Accounts Receivable	$116,139	$102,565
Allowance for Doubtful Accounts	(1,218)	(337)

	$114,921	$102,228

ACL maintains an allowance for doubtful accounts based upon the expected collectability of accounts receivable. Trade receivables less allowances reflect the net realizable value of the receivables, and approximate fair value. The Company generally does not require collateral or other security to support trade receivables subject to credit risk. To reduce credit risk, the Company performs credit investigations prior to establishing customer relationships and reviews customer credit profiles on a periodic basis. An allowance against the trade receivables is established based either on a consistently applied percentage of past due accounts or on the Company’s knowledge of a specific customer’s financial condition. Accounts are charged to the allowance when collection efforts cease. Recoveries of trade receivables previously reserved in the allowance are added back to the allowance when recovered.

INVENTORY

Inventory is carried at the lower of cost (based on a weighted average cost method) or market and consists of the following:

	December 31,	December 31,
	2007	2006

Raw Materials	$19,009	$19,818
Work in Process	25,203	22,001
Parts and Supplies(1)	26,678	19,685

	$70,890	$61,504

(1)	Net of reserves for obsolete and slow moving inventories of $455 and $292 at December 31, 2007 and 2006, respectively.

OTHER CURRENT ASSETS

Other current assets include estimated claims receivable from insurance carriers of $12,478 at December 31, 2007, and $11,489 at December 31, 2006 and payments for steel used in our manufacturing operations prior to the receipt of the steel into inventory of $988 and $3,554 at December 31, 2007 and 2006, respectively. The remainder of current assets primarily relate to prepaid rent, insurance and other contracts.

PROPERTIES, DEPRECIATION AND AMORTIZATION

Property additions in 2007 and 2006 are stated at cost less accumulated depreciation. Provisions for depreciation of properties are based on the estimated useful service lives computed on the straight-line method. Buildings and improvements are depreciated from 15 to 45 years. Improvements to leased property are

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amortized over the shorter of their economic life or the respective lease term. Equipment is depreciated from 5 to 42 years. Properties of the Company’s predecessor were valued under “fresh-start” accounting upon the predecessor’s emergence from bankruptcy in 2004.

Properties consist of the following:

	December 31,	December 31,
	2007	2006

Land	$10,403	$10,403
Buildings and Improvements	41,201	22,326
Equipment	591,109	513,386

	642,713	546,115
Less Accumulated Depreciation	130,881	90,405

	$511,832	$455,710

Depreciation expense was $47,807, $47,681 and $47,712 for fiscal years 2007, 2006 and 2005, respectively. Amortization expense, relating to software and intangible assets which are included in other assets, was $1,564, $1,125, $1,409 for fiscal years 2007, 2006 and 2005.

IMPAIRMENT OF LONG-LIVED ASSETS

Properties and other long-lived assets are reviewed for impairment whenever events or business conditions indicate the carrying amount of such assets may not be fully recoverable. Initial assessments of recoverability are based on estimates of undiscounted future net cash flows associated with an asset or a group of assets. Where impairment is indicated the assets are evaluated for sale or other disposition and their carrying amount is reduced to fair value based on discounted net cash flows or other estimates of fair value. A reversal of a previously recorded impairment loss of $583 was recorded in 2007. Impairment losses of $583 and $728 were recorded in 2006 and 2005 respectively. Impairment expense is included in cost of sales — transportation and services in the consolidated income statements. During 2007 the current market value of two boats held for sale was determined to exceed the carrying value of the boats. Due to this change in estimated market value previously recognized impairment charges of $583 were reversed in 2007, based on more current assessment of market value. One of the two boats was subsequently sold at a gain during the second quarter. The other boat continues to be actively marketed.

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

Repairs that extend the original economic life of an asset or that enhance the original functionality of an asset are capitalized and amortized over the asset’s estimated economic life. Capitalized expenditures include major steel re-plating of barges that extends the total economic life of the barges, repainting the entire sides or bottoms of barges which also extends their economic life, or rebuilding boat engines which enhances the fuel efficiency or power production of the boats.

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

VESSEL LEASING LLC

Prior to January 12, 2005 ACL LLC owned a 50% interest in Vessel Leasing LLC (“Vessel Leasing”), a special purpose entity formed in 2001 and created expressly to buy barges from Jeffboat and charter the barges to American Commercial Barge Line LLC. On January 12, 2005 ACL LLC purchased the other 50% ownership interest in Vessel Leasing from Danielson Holding Company (“DHC”), making ACL LLC the sole owner of 100% of Vessel Leasing. ACL LLC paid $2,500 in cash for the acquisition.

INVESTMENTS IN EQUITY INVESTEES

The Investment in Equity Investees balance at December 31, 2007 consists of small individual equity investments in four domestic ventures: BargeLink LLC, Bolivar Terminal LLC, TTBarge Services Mile 237 LLC and SSIC Remediation LLC. The Company holds 50% or less of the equity interests in each investee and does not exercise control over any entity. Earnings related to ACL’s equity method investees in aggregate were $1,234, $1,683 and $1,520 for fiscal years 2007, 2006 and 2005, respectively. These earnings are included in other income in the consolidated income statements.

During 2005 ACL had investments in Equity Investees in the above named entities and in Global Materials Services Venezuela (“GMSV”) which were accounted for by the equity method. On October 28, 2006, ACL sold its 46% ownership share of GMSV and other Venezuelan subsidiaries for $26,532 (see Note 16).

DERIVATIVE INSTRUMENTS

Derivative instruments are accounted for in accordance with Statement on Financial Accounting Standards (“SFAS”) No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended, which requires all financial derivative instruments to be recorded on the consolidated balance sheet at fair value. Derivatives not designated as hedges must be adjusted through income. If a derivative is designated as a hedge, depending on the nature of the hedge, changes in its fair value that are considered to be effective, as defined, either offset the change in fair value of the hedged assets, liabilities, or firm commitments through income, or are recorded in Other Comprehensive Income until the hedged item is recorded in income. Any portion of a change in a derivative’s fair value that is considered to be ineffective, or is excluded from the measurement of effectiveness, is recorded immediately in income. The fair value of financial instruments is generally determined based on quoted market prices.

DEBT COST AMORTIZATION

ACL amortizes debt issuance costs and fees over the term of the debt. Amortization of debt issuance cost was $5,992, $1,381, and $6,781 for the fiscal years 2007, 2006 and 2005, respectively, and is included in interest expense and debt retirement expenses in the consolidated income statements. Amortization of debt issuance cost for 2005 includes $3,811 from the prepayment of $70,000 in 2015 Senior Notes and the early payment of the bonds guaranteed by the U.S. Maritime Administration (“MARAD”).

REVENUE RECOGNITION

The primary source of the Company’s revenue, freight transportation by barge, is recognized based on percentage-of-completion. The proportion of freight transportation revenue to be recognized is determined by

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

applying a percentage to the contractual charges for such services. The percentage is determined by dividing the number of miles from the loading point to the position of the barge as of the end of the accounting period by the total miles from the loading point to the barge destination as specified in the customer’s freight contract. The position of the barge at accounting period end is determined by locating the position of the boat with the barge in tow through use of a global positioning system. The recognition of revenue based upon the percentage of voyage completion results in a better matching of revenue and expenses. The deferred revenue balance in current liabilities represents the uncompleted portion of in-process contracts.

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

Marine manufacturing revenue is recognized based on the completed contract or the percentage-of-completion method depending on the length of the construction period. Beginning in the second quarter of 2007, ocean-going vessels became a material portion of the production volume of the manufacturing segment. These vessels are significantly more expensive and take substantially longer to construct than typical barges for use on the Inland Waterways. ACL uses the percentage-of-completion method of recognizing revenue and expenses related to the construction of these longer-term production vessels based on labor hours incurred as a percent of estimated total hours for each vessel. These vessels have expected construction periods of over 90 days in length and include ocean-going barges and towboats. ACL uses the completed contract method for barges built for Inland Waterway use which typically have construction periods of 90 days or less. Contracts are considered complete when title has passed, the customer has accepted the vessel and there is no substantial continuing involvement by the Company with the vessel. Losses are accrued if manufacturing costs are expected to exceed manufacturing contract revenue.

Harbor services, terminal, repair and other revenue are recognized as services are provided.

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

EXPENSE ESTIMATES FOR UNBILLED BOAT AND BARGE MAINTENANCE CHARGES

Many boat and barge maintenance activities are necessarily performed as needed to maximize the in service potential of our fleets. Many of these services are provided by long time partners located along the

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

entire length of the Inland Waterways. Estimates are therefore required for unbilled services at any period end in order to record services as they are received. Estimates are based upon historical trends and recent historical charges. Our management believes it has recorded sufficient liabilities for these services. Changes to these estimates could have a significant impact on our financial results.

INSURANCE CLAIM LOSS DEDUCTIBLES AND SELF INSURANCE

Liabilities for insurance claim loss deductibles include accruals of personal injury, property damage, cargo damage and accident claims. These accruals are estimated based upon historical experience with similar claims. The estimates are recorded upon the first report of a claim and are updated as new information is obtained. The amount of the liability is based on the type and severity of the claim and an estimate of future claim development based on current trends and historical data.

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

The Company self-insured and self-administered the medical benefit plans covering most of our employees for service dates before September 1, 2005. The Company hired a third-party claims administrator to process claims with service dates on or after September 1, 2005. The Company remains self-insured up to $175,000 per individual, per policy year.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current year presentation.

RECENTLY ISSUED ACCOUNTING STANDARDS

As of the beginning of 2007 we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 requires that we recognize in our financial statements the impact of tax positions if those positions are more likely than not of being sustained on audit, based on the technical merits of the positions. There was no cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings, due primarily to fresh start accounting for tax purposes adopted upon the emergence of the Company’s predecessor from bankruptcy in January 2005. The Company currently has no unrecorded tax benefits. The Company also has no amounts accrued for interest and penalties. Tax years 2005 and forward remain open to examination by the major taxing jurisdictions to which we are subject.

In September 2006 the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The standard defines fair value as the price received to sell an asset or paid to transfer a liability in an orderly transaction between market participants (knowledgeable, independent, able, willing parties) at any measurement date. The standard assumes highest and best use defined from the perspective of a market participant. Transactions costs are excluded from fair value. The standard creates a hierarchy of fair value determination where Level 1 is active market quotes for identical assets, Level 2 is active market quotes for similar assets and Level 3 is for fair

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

value determined through unobservable inputs. Fair value must account for risk (those inherent in the valuation process, risk that an obligation may not be fulfilled) and for any restriction on an asset if a market participant would consider in valuation. This Statement does not eliminate the practicability exceptions to fair value measurements in many accounting pronouncements including APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, FASB Statements No. 87, “Employers’ Accounting for Pensions”, No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, No. 107, “Disclosures about Fair Value of Financial Instruments”, No. 141, “Business Combinations”, No. 143, “Accounting for Asset Retirement Obligations”, No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, and No. 153, “Exchanges of Nonmonetary Assets”. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007. SFAS 157 transition provisions for certain instruments requires cumulative-effect adjustments to beginning retained earnings. The Company has no instruments requiring this treatment. Therefore, the impact of SFAS 157 on the Company will be prospective through earnings or other comprehensive income, as appropriate. We do not believe that the implementation of SFAS 157 will have a significant impact on the Company’s financial statements on adoption. Subsequent to its adoption fair value measurements made by the Company in preparing its financial reporting will be made per its provisions, where required, but are not expected to materially impact the financial position or results of operations of the Company.

In February 2007 the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 allows entities to voluntarily choose, at specified election dates, to measure many financial assets and financial liabilities (as well as certain non-financial instruments that are similar to financial instruments) at fair value (the “fair value option”). The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, SFAS 159 specifies that all subsequent changes in fair value for that instrument shall be reported in earnings. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. As of December 31, 2007 we had not yet adopted SFAS 157 and, therefore, were not eligible to early adopt SFAS 159. We do not intend to elect the fair value option allowed by this standard for any pre-existing financial assets or liabilities and, therefore, we do not believe that adoption of SFAS 159 will have a significant effect on the Company’s financial statements on adoption.

In December 2007 the FASB issued SFAS No. 141 revised 2007 “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) applies to all transactions or other events in which an entity obtains control of one or more businesses. It does not apply to formation of a joint venture, acquisition of an asset or a group of assets that does not constitute a business or a combination between entities or businesses under common control. SFAS 141(R) is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2008. Early adoption of SFAS 141(R) is prohibited. SFAS 141(R) retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations. SFAS 141(R) retains the guidance in Statement 141 for identifying and recognizing intangible assets separately from goodwill. SFAS 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement. That replaces Statement 141’s cost-allocation process. SFAS 141(R) requires acquisition-related costs and restructuring costs that the acquirer expected but was not obligated to incur to be recognized separately from the acquisition. It also requires entities to measure the non-controlling interest in the acquiree at fair value will result in recognizing the goodwill attributable to the non-controlling interest in addition to that attributable to the acquirer. This Statement requires an acquirer to recognize assets acquired and liabilities assumed arising from contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. Early adoption of SFAS 141(R) is prohibited. The Company will apply the provisions of the standard to future acquisitions, as required.

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In December 2007 the FASB issued SFAS No. 160 “Non-controlling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 requires that the ownership interests in subsidiaries held by third parties presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. The amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of income. Changes in a parent’s ownership interest while the parent retains its controlling financial interest must be accounted for as equity transactions. SFAS 160 requires that entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2008. Early adoption of SFAS 160 is prohibited. We are still evaluating the expected impact of SFAS 160 at this time.

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

Per share data is based upon the average number of shares of common stock of ACL par value $.01 per share (“Common Stock”), outstanding during the relevant period. Basic earnings per share are calculated using only the weighted average number of issued and outstanding shares of Common Stock. Diluted earnings per share, as calculated under the treasury stock method, include the average number of shares of additional Common Stock issuable for stock options, whether or not currently exercisable and for unvested restricted stock grants. Approximately 175,000 anti-dilutive options were excluded from the calculation of diluted earnings per share.

Basic and diluted earnings per common share are calculated as follows :

	2007	2006

Net Income	$44,361	$92,252
Weighted average common shares outstanding (used to calculate basic EPS)	56,245	60,743
Dilutive effect of share-based compensation	1,434	2,058

Shares used to calculate fully diluted EPS	57,679	62,801
Basic earnings per share	$0.79	$1.52
Diluted earnings per share	$0.77	$1.47

NOTE 3.	DEBT

	December 31,	December 31,
	2007	2006

Revolving Credit Facility	$439,000	$—
2015 Senior Notes	—	119,500
Elliott Bay Note	760	—

Long Term Debt	$439,760	$119,500

On April 27, 2007, the Company entered into an agreement which provided for a five-year $400,000 revolving credit facility with a $200,000 expansion option. The new revolving credit facility replaced the previous $250,000 asset-based revolver that was entered into on February 11, 2005. On August 17, 2007, the Company elected to utilize the $200,000 expansion option and obtained lender commitments for the additional

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$200,000 which increased the total facility size to $600,000. Bank commitment fees and costs of the amendment for the expansion of the facility totaling $2,350 are included in Other Assets in the accompanying consolidated balance sheet at December 31, 2007 and will be amortized over the life of the facility. The new revolving credit facility contains less restrictive covenants, particularly as to potential acquisitions. The new revolving credit facility bears interest at LIBOR plus a margin or at the prime rate plus a margin based on the consolidated leverage ratio as defined in the amended agreement. At December 31, 2007 the margin was 150 basis points above LIBOR and 25 basis points above prime. Total available credit as of December 31, 2007 was $157,943 based on total available credit less the outstanding revolver amount and outstanding letters of credit totaling $3,057 under the facility. The revolving credit facility contains certain covenants including a total leverage ratio, fixed charge coverage ratio and minimum net worth as defined in the facility loan agreement. The weighted average interest rate on the asset based revolver and revolving credit facility was 6.7% in 2007 and for the asset based revolver was 6.3% in 2006. As of December 31, 2007, the Company is in compliance with all covenants. Through March 31, 2008 the Company’s total leverage ratio as defined in the revolving credit facility cannot be greater than 3.25 to 1.0. However, beginning April 1, 2008 the total leverage ratio is reduced per the amended agreement to 3.0 to 1.0. This reduction in the maximum total leverage ratio may limit the company’s ability to borrow the full amount of the revolving credit facility if the sum of adjusted EBITDA for the each of the prior four quarters is not sufficient. The revolving credit facility is secured by the tangible and intangible assets of the Company.

The Elliott Bay note bears interest at 5.5% per annum and is payable on or before January 2, 2009. This note was part of the consideration given in the purchase of Elliott Bay. (See Note 13).

Unamortized debt issuance costs related to the asset-based revolver of $2,189 were written off in the second quarter, 2007 when it was terminated and were recorded in Debt Retirement Expenses in the consolidated income statements.

Pursuant to a cash tender offer announced earlier in the month, on January 30, 2007, holders of $119,500 or 100% of the outstanding principal amount of the Company’s 9.5% Senior Notes due 2015 tendered their Notes and delivered consents to the proposed amendments. Holders of the Notes received, on January 31, 2007, total consideration equal to $1,153.89 per $1,000.00 principal amount of the Notes tendered, or 115.389% of their par value, plus accrued and unpaid interest up to, but not including, the consent date, resulting in $18,390 of Debt Retirement Expenses. Unamortized debt issuance costs of $3,359 related to the Senior Notes were written off as of the date of the tender. The tender was funded using funds drawn on the asset based revolver. The excess tender premium and the write-off of the debt issuance costs are recorded in Debt Retirement Expenses on the consolidated income statements.

Using existing working capital, ACL repaid $10,500 of the Senior Notes in 2006 and incurred $1,135 in prepayment penalties and $302 debt issuance cost write-offs.

On November 15, 2005, ACL repaid $70,000 of the 2015 Senior Notes and incurred $6,650 in prepayment penalties and $2,250 in debt issuance cost write-offs. The prepayment penalties and debt issuance cost write-offs are included in debt retirement expenses in the consolidated income statements in 2006 and 2005.

On October 20, 2005, Vessel Leasing redeemed all of its outstanding United States Government Guaranteed Ship Financing Bonds in the aggregate total principal amount of $32,229, by prepaying in full the outstanding principal and interest on the bonds, together with a prepayment premium totaling $1,271 applicable to two of the series. The prepayment penalty of $1,271 together with the write-off of $1,561 of debt discount resulted in a charge to debt retirement expenses of $2,832 in the consolidated income statement for the fourth quarter of 2005. As collateral security for Vessel Leasing’s repayment of the bonds, MARAD held a first preferred fleet mortgage on certain barges and a security interest in a cash collateral account funded by charter hire earned by Vessel Leasing under a bareboat charter of those barges with American Commercial Barge Line LLC. The cash collateral of $10,611 was returned to ACL LLC when the bonds were repaid.

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The principal payments of long term debt outstanding as of December 31, 2007 over the next five years and thereafter are as follows.

2008	$—
2009	760
2010	—
2011	—
2012	439,000
Thereafter	—

$439,760

NOTE 4.	INCOME TAXES

ACL’s operating entities are single member limited liability companies that are owned by a corporate parent, which is subject to U.S. federal and state income taxes on a combined basis.

The components of income from continuing operations before income tax expense follow.

	2007	2006	2005

Income from continuing operations before income taxes and
discontinued operations	$66,222	$136,420	$14,148

The components of income tax expense follow.

	2007	2006	2005

Income taxes currently payable
Federal	$13,680	$34,610	$4,878
State	1,332	3,264	551

	15,012	37,874	5,429

Deferred income tax expense (benefit)
Federal	6,055	10,736	(908)
State	788	1,212	(377)

	6,843	11,948	(1,285)

Total income taxes	$21,855	$49,822	$4,144

Income tax provision (benefit) attributable to other comprehensive loss:	$5,304	$2,170	$(3,508)

Income tax computed at federal statutory rates reconciled to income tax expense exclusive of income tax expense associated with discontinued operations as follows.

	2007	2006

Tax at federal statutory rate	$23,178	$47,747
State income taxes, net	1,378	2,912
Other:
Prior year taxes	(2,791)	(571)
Other miscellaneous items	90	(266)

Total income tax expense	$21,855	$49,822

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Because of the Reorganized Company’s corporate status, deferred tax assets and liabilities were recorded in connection with fresh start accounting based upon the basis difference between the carrying values of the assets and liabilities and their tax basis. The components of deferred income taxes included on the balance sheet are as follows:

	December 31,	December 31
	2007	2006

DEFERRED TAX ASSETS:
Reserve for bad debts	$456	$126
Inventory adjustments	222	222
Employee benefits and compensation	1,660	1,638
EPA and legal reserves	41	41
Other accruals	46	25
Warranty accruals	157	121

CURRENT DEFERRED TAX ASSET	$2,582	$2,173

Foreign property	$832	$863
Accrued claims	1,187	1,598
Accrued pension — ACL plan long-term	1,968	6,005
Deferred gain on sale/leaseback transactions	1,953	—
Accrued post-retirement medical	3,316	3,490
Stock compensation	2,712	1,759
Temporary differences due to income recognition timing	19	22
AMT credit	924	—

TOTAL DEFERRED TAX ASSETS	$15,493	$15,910

DEFERRED TAXLIABILITIES
Domestic property	(35,850)	(25,868)
Equity investments in domestic partnerships and limited liability companies	(398)	448
Long term leases	(1,196)	(952)
Prepaid insurance	(1,189)	(808)
Software	(780)	(571)
Goodwill	(67)	—

TOTAL DEFERRED TAXLIABILITIES	$(39,480)	$(27,751)

NET DEFERRED TAX LIABILITY	$(23,987)	$(11,841)

NOTE 5.	EMPLOYEE BENEFIT PLANS

ACL sponsors or participates in defined benefit plans covering most salaried and hourly employees. Effective February 1, 2007, for non-represented salaried and hourly employees, and February 19, 2007 for represented employees, the defined benefit plan was closed to new employees. The plans provide for eligible employees to receive benefits based on years of service and either compensation rates or at a predetermined multiplier factor. Contributions to the plans are sufficient to meet the minimum funding standards set forth in the Employee Retirement Income Security Act of 1974 (“ERISA”), as amended. Plan assets consist primarily of common stocks, corporate bonds, and cash and cash equivalents. On December 31, 2005, the defined

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

benefit plan of Jeffboat LLC, a wholly owned subsidiary of the Company, was merged into the ACL Pension Plan.

In addition to the defined benefit pension and related plans, ACL has a defined benefit post-retirement healthcare plan covering certain full-time employees. The plan provides medical benefits and is contributory, with retiree contributions adjusted annually, and contains other cost-sharing features such as deductibles and coinsurance. The accounting for the healthcare plan anticipates future cost-sharing changes to the written plan that are consistent with ACL’s expressed intent to increase the retiree contribution rate annually. In 2003, ACL modified the post-retirement healthcare plan by discontinuing coverage to new hires and current employees who had not reached age 50 by July 1, 2003, and by terminating the prescription drug benefit for all retirees as of January 1, 2004.

ACL also sponsors a contributory defined contribution plan (“401k”) covering eligible employee groups. In January 2006, ACL increased the employer matching from a maximum of 3% to 4%. Contributions to such plans are based upon a percentage of employee contributions and were $3,601, $2,334, and $1,321 in 2007, 2006 and 2005, respectively.

Certain employees are covered by a union-sponsored, collectively-bargained, multi-employer defined benefit pension plan. Contributions to the plan, which are based upon a union contract, were approximately $150, $21, and $18 in 2007, 2006 and 2005, respectively. In addition, during 2007 ACL recorded $2,130 in expense related to the buy-out of the multi-employer plan for certain represented terminal employees.

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the pension and post-retirement plan components follows.

	Pension Plan
	December 31, 2007	December 31, 2006

Accumulated Benefit Obligation, End of Year	$155,938	$155,989
CHANGE IN PROJECTED BENEFIT OBLIGATION:
Projected benefit obligation, beginning of period	$159,354	$158,941
Service cost	4,950	5,021
Interest cost	9,004	8,574
Plan amendments	543	—
Actuarial gain	(7,422)	(7,698)
Benefits paid	(6,944)	(5,484)

Projected benefit obligation, end of period	$159,485	$159,354

CHANGE IN PLAN ASSETS:
Fair value of plan assets, beginning of period	$143,328	$136,231
Actual return on plan assets	17,849	11,547
Company contributions	—	1,034
Benefits paid	(6,944)	(5,484)

Fair value of plan assets, end of period	$154,233	$143,328

Funded status	$(5,252)	$(16,026)

AMOUNTS RECOGNIZED IN THE CONSOLIDATED
BALANCE SHEETS:
Noncurrent liabilities	$(5,252)	$(16,026)

Net amounts recognized	$(5,252)	$(16,026)

AMOUNTS RECOGNIZED IN CONSOLIDATED
OTHER COMPREHENSIVE INCOME:
Net actuarial (gain) loss	$(8,948)	$4,722
Prior service cost	543	—

Total	$(8,405)	$4,722

Measurement date	September 30, 2007	September 30, 2006

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Post-Retirement Plan
	December 31, 2007	December 31, 2006

CHANGE IN BENEFIT OBLIGATION:
Benefit obligation, beginning of period	$10,275	$12,181
Service cost	195	318
Interest cost	569	645
Plan participants’ contributions	441	483
Actuarial (gain) loss	(1,049)	(2,372)
Benefits paid	(1,027)	(980)

Benefit obligation, end of period	$9,404	$10,275

CHANGE IN PLAN ASSETS:
Fair value of plan assets, beginning of period	$—	$—
Employer contributions	586	497
Plan participants’ contributions	441	483
Benefits paid	(1,027)	(980)

Fair value of plan assets, end of period	$—	$—

FUNDED STATUS:
Funded status	$(9,404)	$(10,275)
Net claims during 4th quarter	146	218

Funded status	$(9,258)	$(10,057)

AMOUNTS RECOGNIZED IN THE CONSOLIDATED BALANCE SHEETS:
Current liabilities	$(408)	$(743)
Noncurrent liabilities	(8,850)	(9,314)

Net amounts recognized	$(9,258)	$(10,057)

AMOUNTS RECOGNIZED IN CONSOLIDATED OTHER COMPREHENSIVE INCOME:
Net actuarial gain	$(2,178)	$(1,151)

Measurement date	September 30, 2007	September 30, 2006

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Components of net periodic benefit cost:

	2007	2006	2005

Pension:
Service cost	$4,967	$5,021	$4,681
Interest cost	9,004	8,574	8,094
Expected return on plan assets	(11,601)	(10,956)	(10,072)
Amortization of net actuarial loss	—	159	—

Net periodic benefit cost	$2,370	$2,798	$2,703

Post-retirement:
Service cost	$195	$318	$350
Interest cost	569	645	647
Amortization of net actuarial loss	(21)	—	—

Net periodic benefit cost	$743	$963	$997

Weighted-average assumptions

	2007	2006

Pension:
Discount rate — benefit cost	5.75%	5.50%
Discount rate — benefit obligation	6.00%	5.75%
Expected return on plan assets	8.25%	8.50%
Rate of compensation increase	4.00%	4.00%

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

	2007	2006

Post-retirement:
Discount rate — benefit cost	5.75%	5.50%
Discount rate — benefit obligation	6.00%	5.75%

The net post-retirement benefit obligation was determined using the assumption that the health care cost trend rate for retirees was 10.0% for the current year, decreasing gradually to a 5.0% trend rate by 2014 and remaining at that level thereafter. A 1% increase in the assumed health care cost trend rate would have had no impact on the accumulated post-retirement benefit obligation as of December 31, 2007, or on the aggregate of the service and interest cost components of net periodic post-retirement benefit expense for 2007. A 1% decrease in the assumed health care cost trend rate would have no impact on the accumulated post-retirement benefit obligation as of December 31, 2007, or on the aggregate of the service and interest cost components of net periodic post-retirement benefit expense for 2007.

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the fair value percentage of plan assets in each asset category .

	December 31, 2007	December 31, 2006

Asset Category
Equity securities	57.9%	65.5%
Debt securities	42.1%	34.4%
Cash	—	0.1%

Total	100.0%	100.0%

Investment Policies and Strategies

ACL employs a total return investment approach whereby a mix of equities and fixed income investments are used to maximize the long term return of plan assets for a prudent level of risk. The intent of this strategy is to minimize plan expenses by outperforming plan liabilities over the long run. Risk tolerance is established through careful consideration of plan liabilities, plan funded status, and corporate financial condition. The investment portfolio contains a diversified blend of equity and fixed income investments. Furthermore, equity investments are diversified across U.S. and non-U.S. stocks as well as growth, value, small, mid and large capitalizations. Target allocations are maintained through monthly rebalancing procedures. Derivatives may be used to gain market exposure in an efficient and timely manner, however, derivatives may not be used to leverage the portfolio beyond the market value of the underlying investments. Investment risk is measured and monitored on an ongoing basis through annual liability measurements, periodic asset/liability studies, and quarterly investment portfolio reviews.

Contributions and Payments

The post-retirement benefit plan is unfunded. ACL expects to pay $794 in medical benefits under the plan in 2008, net of retiree contributions. The pension plan is funded and held in trust. ACL has no contributions due to the pension plan in 2008. The expected payments to plan participants are as follows.

		Post-Retirement
	Pension Plan	Medical Plan

2008	$4,841	$794
2009	6,077	885
2010	6,767	949
2011	7,486	1,024
2012	8,271	1,026
Next 5 years	54,001	4,549

NOTE 6.	LEASE OBLIGATIONS

ACL leases operating equipment, buildings and data processing hardware under various operating leases and charter agreements, which expire from 2008 to 2075 and which generally have renewal options at similar terms. Certain vessel leases also contain purchase options at prices approximating fair value of the leased vessels. Rental expense under continuing obligations was $25,840, $23,027 and $20,259 for fiscal years 2007, 2006 and 2005, respectively. The Company currently has no capital lease obligations.

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2007, obligations under ACL’s operating leases with initial or remaining non-cancellable lease terms longer than one year were as follows.

						2013
	2008	2009	2010	2011	2012	and After

Operating Lease Obligations	$26,098	$20,567	$19,195	$18,289	$14,442	$71,850

NOTE 7.	RELATED PARTY TRANSACTIONS

Revenue on the consolidated income statements includes revenue from related parties of $1,386, $1,463, and $1,530 for 2007, 2006 and 2005, respectively. As of December 31, 2007 and December 31, 2006 there were $11 and $157 respectively in related party receivables included in accounts receivable on the consolidated balance sheets. All of these related party balances are with BargeLink LLC, an equity investment of the Company through a joint venture with MBLX, Inc.

NOTE 8.	FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

The carrying amounts and fair values of ACL’s financial instruments are as follows.

	2007		2006
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Liabilities:
Bank Revolver	$439,000	$439,000	$—	$—
2015 Senior Notes	—	—	119,500	132,944
Elliott Bay Note	760	741	—	—
Fuel Hedge Swap	28	28	—	—

The carrying value of the asset based revolver bears interest at a floating rate and therefore approximates its fair value. The fair values of the 2015 Senior Notes are based on quoted market values as of December 31, 2006. The 2015 Senior Notes were tendered on January 31, 2007 for $137,890 with an early redemption premium of $18,390 (see Note 3). The Elliott Bay Note bears interest at 5.5% per annum. The fair value was determined by using ACL’s incremental borrowing rate at December 31, 2007. The fuel hedge swap was valued at quoted market price at December 31, 2007.

Cash, accounts receivable, accounts payable and accrued liabilities are reflected in the consolidated financial statements at their carrying amount which approximates fair value because of the short term maturity of these instruments.

Fuel Price Risk Management

ACL has price risk for fuel not covered by contract escalation clauses and in time periods from the date of price changes until the next monthly or quarterly contract reset. From time to time ACL has utilized derivative instruments to manage volatility in addition to contracted rate adjustment clauses. In December 2007 the Company entered into fuel price swaps with commercial banks for 0.2 million gallons per month for each of the first six months of 2008, or a total of 1.2 million gallons of expected fuel usage at $2.605 per gallon. These derivative instruments have been designated and accounted for as cash flow hedges, and to the extent of their effectiveness, changes in fair value of the hedged instrument will be accounted for through Other Comprehensive Income until the fuel hedged is used at which time the gain or loss on the hedge instruments will be recorded as fuel expense (cost of sales). At December 31, 2007 a net liability of $28 has been recorded in the consolidated balance sheet and the loss on the hedge instrument recorded in Other Comprehensive Income. The fair value of derivative financial instruments is based on quoted market prices.

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company may increase the quantity hedged or add additional months based upon active monitoring of fuel pricing outlooks by the management team.

NOTE 9.	CONTINGENCIES

A number of legal actions are pending against ACL in which claims are made in substantial amounts. While the ultimate results of pending litigation cannot be predicted with certainty, management does not currently expect that resolution of these matters will have a material adverse effect on ACL’s consolidated income statements, balance sheets and cash flows.

As of December 31, 2007 the Company was involved in several matters relating to the investigation or remediation of locations where hazardous materials have or might have been released or where the Company or our vendors have arranged for the disposal of wastes. These matters include situations in which the Company has been named or is believed to be a potentially responsible party (“PRP”) under applicable federal and state laws. The Company has no amounts accrued for potential costs related to these matters.

At December 31, 2007, approximately 1,188 employees of the Company’s manufacturing segment were represented by a labor union under a contract that expires in April 2010.

At December 31, 2007, approximately 20 positions at ACL Transportation Services LLC’s terminal operations in St. Louis, Missouri, are represented by the International Union of United Mine Workers of America, District 12-Local 2452 (“UMW”), under a collective bargaining agreement that expired in November 2007. The Company has been in negotiations with UMW since October 26, 2007 for a successor agreement covering terms and conditions of employment for production and maintenance workers at the facility. The Company expects to resume negotiations in late February, 2008. The Company currently cannot predict when or if a new agreement will be reached with UMW. Failure to successfully negotiate a new contract with the represented employees could disrupt a portion of the transportation segment’s coal shipments. In connection with the contract renegotiation the Company has decided to withdraw from the multi-employer pension plan covering these represented employees and has accrued $2,100, the estimated withdrawal costs in 2007.

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

In the quarter ended March 31, 2006 a $1,000 reduction in legal reserves, included in the Other, Net line item of the consolidated income statements was recorded as a result of the positive outcome from a U.S. District Court (the “Court”) decision dismissing an appeal related to the Bankruptcy Court’s December 2004 confirmation of the Company’s Plan of Reorganization. This action has been subsequently settled and dismissed.

NOTE 10.	BUSINESS SEGMENTS

ACL has two significant reportable business segments: transportation and manufacturing. ACL aggregates its services businesses under the caption “All other segments.” ACL’s transportation segment includes barge transportation operations and fleeting facilities that provide fleeting, shifting, cleaning and repair services at various locations along the Inland Waterways. The manufacturing segment constructs marine equipment for external customers as well as for ACL’s transportation segment. All of the Company’s international operations are excluded from segment disclosures due to the reclassification of those operations to discontinued

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

operations (See Note 16). ACL, since the beginning of the fourth quarter of 2007, has owned a naval architectural firm whose results are accumulated in the caption “All Other Segments” in the following tables.

Management evaluates performance based on segment earnings, which is defined as operating income. The accounting policies of the reportable segments are consistent with those described in the summary of significant accounting policies. Intercompany sales are transferred at fair market value and intersegment profit is eliminated upon consolidation.

Reportable segments are business units that offer different products or services. The reportable segments are managed separately because they provide distinct products and services to internal and external customers. On January 1, 2007, the Company reorganized its corporate structure. Louisiana Dock Company LLC changed its name to ACL Transportation Services LLC. Houston Fleet LLC, American Commercial Terminals LLC, ACL Sales Corporation and American Commercial Logistics LLC merged with ACL Transportation Services LLC, with ACL Transportation Services LLC surviving the merger. Orinoco TASA LLC and Orinoco TASV LLC merged into American Commercial Lines International LLC. ACL Transportation Services LLC and Jeffboat LLC became subsidiaries of Commercial Barge Line Company. As a result of this reorganization and the disposal of the Company’s remaining international operations, the Company’s terminal operations have been merged into ACL Transportation Services LLC and are now under a common management structure for evaluation by the chief operating decision maker. For this reason the operations of the terminals are now included in the Transportation Segment. Prior periods have been reclassified to reflect operations in those periods as a part of the transportation segment.

	Reportable Segments		All Other	Intersegment
	Transportation	Manufacturing	Segments(1)	Eliminations	Total

Year ended December 31, 2007
Total revenue	$809,499	$290,053	$1,929	$(51,121)	$1,050,360
Intersegment revenues	882	50,136	103	(51,121)	—

Revenue from external customers	808,617	239,917	1,826	—	1,050,360
Operating expense
Materials, supplies and other	279,359	—	—	—	279,359
Rent	24,595	—	—	—	24,595
Labor and fringe benefits	111,617	—	—	—	111,617
Fuel	169,178	—	—	—	169,178
Depreciation and amortization	46,694	—	—	—	46,694
Taxes, other than income taxes	16,594	—	—	—	16,594
Gain on Disposition of Equipment	(3,390)	—	—	—	(3,390)
Cost of goods sold	—	228,190	590	—	228,780

Total cost of sales	644,647	228,190	590	—	873,427
Selling, general & administrative	63,627	4,058	1,042	—	68,727

Total operating expenses	708,274	232,248	1,632	—	942,154

Operating income	$100,343	$7,669	$194	$—	$108,206

Segment assets	$661,388	$92,427	$6,996	$—	$760,811
Property additions(2)	$114,661	$7,235	$307	$—	$122,203
Goodwill	$2,100	$—	$3,506		$5,606

(1)	Financial data for segments below the reporting thresholds is attributable to a segment that provides architectural design services that was acquired in the fourth quarter 2007.

(2)	Includes property acquired in the McKinney and Elliott Bay acquisitions in 2007.

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Reportable Segments		All Other	Intersegment
	Transportation	Manufacturing	Segments	Eliminations	Total

Year ended December 31, 2006
Total revenue	$788,376	$211,367	$—	$(57,191)	$942,552
Intersegment revenues	1,028	56,163	—	(57,191)	—

Revenue from external customers	787,348	155,204	—	—	942,552
Operating expense
Materials, supplies and other	249,500	—	—	—	249,500
Rent	22,445	—	—	—	22,445
Labor and fringe benefits	90,294	—	—	—	90,294
Fuel	157,070	—	—	—	157,070
Depreciation and amortization	45,489	—	—	—	45,489
Taxes, other than income taxes	17,667	—	—	—	17,667
Gain on Disposition of Equipment	(194)	—	—	—	(194)
Cost of goods sold	—	141,589	—	—	141,589

Total cost of sales	582,271	141,589	—	—	723,860
Selling, general & administrative	60,633	5,647	—	—	66,280

Total operating expenses	642,904	147,236	—	—	790,140

Operating income	$144,444	$7,968	$—	$—	$152,412

Segment assets	$589,165	$81,838	$—	$—	$671,003
Property additions	$72,752	$17,290	$—	$—	$90,042
Year ended December 31, 2005
Total revenue	$594,792	$138,985	$—	$(18,836)	714,941
Intersegment revenues	592	18,244	—	(18,836)	—

Revenues from external customers	594,200	120,741	—	—	714,941
Operating expense
Materials, supplies and other	212,532	—	—	—	212,532
Rent	19,910	—	—	—	19,910
Labor and fringe benefits	82,541	—	—	—	82,541
Fuel	126,893	—	—	—	126,893
Depreciation and amortization	45,255	—	—	—	45,255
Taxes, other than income taxes	16,793	—	—	—	16,793
Gain on Disposition of Equipment	(4,538)	—	—	—	(4,538)
Cost of goods sold	—	112,232	—	—	112,232

Total cost of sales	499,386	112,232	—	—	611,618
Selling, general & administrative	44,887	2,767	—	—	47,654

Total operating expenses	544,273	114,999	—	—	659,272

Operating income	$49,927	$5,742	$—	$—	$55,669

Segment assets	$581,403	$41,881	$—	$—	$623,284
Property additions	$44,475	$2,804	$—	$—	$47,279

Geographic Information

	Properties — Net
	December 31,	December 31,	December 31,
	2007	2006	2005

United States	$511,832	$455,710	$413,824
South America	—	—	11,917

Total	$511,832	$455,710	$425,741

In 2006, ACL sold its remaining assets in South America. See Discontinued Operations — Note 16. After the reclassification, all remaining revenue was based on services performed in the United States.

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Major Customer

Revenues from one transportation segment customer represented approximately 6%, 8%, and 13% of the Company’s consolidated revenue for fiscal years ended 2007, 2006 and 2005, respectively.

NOTE 11.	QUARTERLY DATA (UNAUDITED)

	2007
	1st	2nd	3rd	4th	Total

Operating Revenue	$228,244	$261,214	$258,367	$302,535	$1,050,360
Gross Profit	38,427	32,397	46,463	59,646	176,933
Operating Income	21,996	13,990	30,842	41,378	108,206
Discontinued Operations	(46)	(3)	3	40	(6)
Income (loss) from Continuing
Operations	(1,066)	5,900	15,888	23,645	44,367
Basic earnings per share	$(0.02)	$0.10	$0.30	$0.48	$0.79
Diluted earnings per share	$(0.02)	$0.09	$0.30	$0.46	$0.77

	2006
	1st	2nd	3rd	4th	Total

Operating Revenue	$197,475	$212,623	$266,556	$265,898	$942,552
Gross Profit	40,395	45,865	60,575	71,857	218,692
Operating Income	24,316	30,602	45,061	52,433	152,412
Discontinued Operations	(1,650)	1,004	3,300	3,000	5,654
Income from Continuing Operations	12,798	16,700	25,106	31,994	86,598
Basic earnings per share	$0.18	$0.29	$0.47	$0.57	$1.52
Diluted earnings per share	$0.18	$0.28	$0.45	$0.56	$1.47

ACL’s business is seasonal, and its quarterly revenues and profits historically are lower during the first and second fiscal quarters of the year (January through June) and higher during the third and fourth fiscal quarters (July through December) due to the North American grain harvest and seasonal weather patterns.

During 2006, ACL sold its boat and barges in the Dominican Republic and all of its Venezuelan assets. Due to these sales, international operations have been reclassified to Discontinued Operations (see Note 16). ACL recorded a gain of $5,099 for the sale of Venezuelan assets in the fourth quarter of 2006.

NOTE 12.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) as of December 31, 2007 and December 31, 2006 consists of the following.

	2007	2006

Minimum pension liability, net of tax provision of $4,918 and $1,739, respectively	$5,256	$(2,953)
Minimum post retirement liability, net of tax provision of $385 and $431, respectively	1,362	720
Loss on fuel hedge	(28)	—

	$6,590	$(2,233)

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 13.	ACQUISITIONS AND DISPOSITIONS

On February 28, 2007 the Company purchased twenty towboats and related equipment and supplies from the McKinney group of companies (“McKinney”) for $15,573 in cash. The transaction doubled the size of ACL’s Gulf-region towboat fleet. In addition, subsequent to the asset acquisition the Company was able to hire the majority of the experienced McKinney pilots and crew to man the vessels. The McKinney companies, which include McKinney Towing Inc., Slidell Towing Inc., McKinney Marine Inc., McKinney Inland LLC, McKinney Harbor Towing Inc., McKinney Industries Inc., and McKinney Salvage and Heavy Lift, were a third-generation organization that provided towing, harbor, salvage and related services on the U.S. Inland Waterways. From the acquisition date revenues, costs and expenses generated through use of the acquired assets are recorded as a part of the transportation segment results of operations. The purchase price has been allocated,based on fair value, as follows.

Current Assets	$961
Properties — Net	12,512
Goodwill	2,100

Purchase Price	$15,573

On May 15, 2007, the Company acquired 3,000 convertible preferred units of Evansville, Indiana based Summit Contracting, LLC (“Summit”) for $6,199. The preferred units have a cumulative annual distribution of 8% per annum. The Summit investment is carried at cost and included in other assets on the consolidated balance sheet at December 31, 2007. The cumulative annual distribution is accrued ratably over the year.

During the second quarter the Company acquired 35 hopper barges that it had previously leased under expiring operating leases for a total purchase price of $4,460.

On October 1, 2007 the Company acquired substantially all the of the operating assets and certain liabilities of Seattle, Washington-based Elliott Bay Design Group, Ltd. (“EBDG”) a naval architecture and marine engineering firm for approximately $4,338 in cash, a $760 note payable in 2009, assumption of $1,454 in liabilities and other consideration. The purchase price has been preliminarily allocated, based on fair value, $2,286 to current assets; $499 to property, plant and equipment and software; and $3,767 to goodwill and other intangibles. From the acquisition date revenues, costs and expenses have been consolidated with the Company. As a new wholly-owned subsidiary, Elliott Bay Design Group LLC, will continue to provide naval architecture, marine engineering and production support to its many customers in the commercial marine industry, while providing ACL with expertise in support of its transportation and marine manufacturing businesses.

The Company sold 28 used dry cargo barges to a third-party leasing company for $15,905 on December 21, 2007. Concurrent with the sale, ACL also entered into a ten year leaseback agreement for the 28 barges. The gain on the sale of the barges was deferred and will be amortized over the ten year life of the contract. The underlying lease is an operating lease.

NOTE 14.	STOCKHOLDERS’ EQUITY

ACL common stock is traded on the NASDAQ National Market under the symbol “ACLI”. As of December 31, 2007, ACL had 250,000,000 authorized shares and 62,549,666 shares issued and outstanding of which 12,407,006 are held as treasury shares by ACL.

On June 7, 2007 and August 13, 2007 the Board of Directors authorized share repurchases, either in the open market or in private transactions, of up to $200,000 and $150,000, respectively, of ACL’s outstanding Common Stock. A total of 12,054,693 shares were repurchased under these plans for $300,094 which left

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$49,906 remaining from the original authorizations. All of the purchases under the authorizations were made in the open market and were funded by ACL’s existing revolving credit facility.

On January 16, 2007, The Board of Directors of ACL declared a two-for-one stock split of the Company’s common stock, par value $0.01 per share, in the form of a stock dividend. Stockholders of record on February 6, 2007 received one additional share of common stock for each share of common stock held on that day. The new shares were distributed on February 20, 2007. All share and per share amounts have been adjusted for the effect of this stock split.

On October 13, 2005, the Company closed on the sale of 15,000,000 shares of its common stock at $10.50 per share through an initial public offering (“IPO”). The proceeds of $157,500 were used to repay $76,491 on the asset based revolver and $11,009 in underwriters’ fees, with the remaining $70,000 set aside for partial repayment of the 2015 Senior Notes, which occurred in November 2005. Additional fees and expenses associated with the IPO amounted to $1,557.

NOTE 15.	SHARE-BASED COMPENSATION

Since January 2005 share-based compensation has been granted to employees and directors from time to time. The Company had no surviving, outstanding share-based compensation agreements with employees or directors prior to that date. ACL has reserved 3,637,408 shares for grants to management and directors under the American Commercial Lines Inc. Equity Award Plan for Employees, Officers and Directors (“Equity Award Plan”). Additionally, ACL reserved 2,880,000 shares for grants to employees under the ACL 2005 Stock Incentive Plan (“Stock Incentive Plan”, together with the Equity Award Plan (“the Plans”)). According to the terms of the Plans, forfeited share awards become available for future grants. At December 31, 2007, a total of 1,425,376 shares were available under the Plans for future awards.

For all share-based compensation, as employees and directors render service over the vesting periods, expense is recorded to the same line items used for cash compensation. Generally this expense is for the straight-line amortization of the grant date fair market value adjusted for expected forfeitures. Other capital is correspondingly increased as the compensation is recorded. Grant date fair market value for all non-option share-based compensation is the closing market value on the date of grant.

The general characteristics of issued types of share-based awards granted under the Plans through December 31, 2007 are as follows.

Restricted Shares — All of the restricted shares granted to date generally vest over three years in equal annual installments. No new grants of restricted shares have been issued since 2005.

Stock Options — Stock options granted to management employees generally vest over three years in equal annual installments. Stock options granted to board members generally cliff vest in six months. All options issued through December 31, 2007, expire ten years from the date of grant. Stock option grant date fair values are determined at the date of grant using a Black-Scholes option pricing model, a closed-form fair value model, based on market prices at the date of grant. At each grant date we have estimated a dividend yield of 0%. The weighted average risk free interest rate within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. This was 4.80% for 2007 grants, 4.48% in 2006 and 4.26% for 2005 grants. The expected term represents the period of time the grants are expected to be outstanding, generally six years and has been computed using the short-cut method per the Securities and Exchange Commission Staff Accounting Bulletin 107. Expected volatility for grants is based on implied volatility of the Company’s closing stock price in the period of time from the registration and listing of the stock until the time of each grant since that period is currently shorter than the expected life of the options. Expected volatility was 39.5% for 2007 grants, 21.3% for 2006 grants and 52.0% for 2005 grants. Options outstanding and options exercisable at December 31, 2007, had a remaining weighted average contractual life of approximately 7.4 years.

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock Units — Restricted stock units granted to non-officers generally vest over three years in equal annual installments, while a less significant amount of the grants cliff vest twelve months from date of grant. Restricted stock units granted to officers cliff vest thirty-six months from the date of issuance.

Performance Share Units — All of the performance share units granted to date generally cliff vest in three years and contain performance criteria. During the year ended December 31, 2007, based on a decline in the cumulative performance against the long-term, performance based criteria defined in the 2006 and 2007 award of performance units, the previously recorded expense of $348 associated with the 2006 awards was reversed and no expense was recorded for the 2007 awards. Performance share units were first granted in 2006.

Information relating to grants, forfeitures, vesting, exercise, expense and tax effects are contained in the following tables.

	2007
			Weighted
			Average Exercise
	Number of		Price per
Stock Options:	Options		Share

Outstanding - beginning of year	2,184,160		$4.32
Granted	183,704		36.05
Exercised	521,252	(1)	3.84
Cancelled	19,056		26.35
Expired	3,172		16.82

Outstanding-end of year	1,824,384	(2)	7.39

Exercisable at end of year	927,848	(3)	$4.20

Other data (In thousands except weighted average fair value):	2007	2006

Weighted average grant date fair value of options granted during year	$16.48	$5.30
Compensation expense	2,090	1,503
Income tax benefit	693	406
Unrecognized compensation cost at December 31, 2007	$2,315
Weighted average remaining life for unrecognized compensation	0.4 years

(1)	Options exercised included 521,252 shares in 2007. The total intrinsic value of the options exercised in 2007 was $16,030. Cash received upon exercise of the stock options was $2,000 and the related tax benefit realized was $6,061.

(2)	Aggregate intrinsic value of $16,146 based on the December 31, 2007 market price of $16.24 per share. At December 31, 2007 substantially all options outstanding expect to vest.

(3)	Aggregate intrinsic value of $11,171 based on the December 31, 2007 market price of $16.24 per share.

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2007
		Weighted
		Average Fair
	Number of	Value at Grant
Restricted Stock:	Shares	Date

Unvested -beginning of year	720,896	$2.33
Granted	—	—
Vested	360,446	2.33
Cancelled	—	—

Unvested-end of year	360,450	$2.33

	2007	2006

Other data (In thousands):
Compensation expense	$840	$996
Income tax benefit	317	374
Income tax benefit realized	4,620	402
Unrecognized compensation cost at December 31, 2007	$198
Weighted average remaining life for unrecognized compensation	0.1 years

	2007
		Weighted
		Average Fair
	Number of	Value at Grant
Restricted Stock Units:	Shares	Date

Unvested -beginning of year	399,642	$17.07
Granted	257,135	34.83
Vested	135,870	17.07
Cancelled	45,551	27.08

Unvested-end of year	475,356	$25.74

Other data (in thousands):
Compensation expense	$4,264
Income tax benefit	1,612
Income tax benefit realized	1,883
Unrecognized compensation cost at December 31, 2007	$7,065
Weighted average remaining life for unrecognized compensation	1.0 years

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2007
		Weighted
		Average Fair
	Number of	Value at Grant
Performance Share Units:	Shares	Date

Unvested -beginning of year	74,516	$16.82
Granted	32,010	36.05
Vested	—	—
Cancelled	5,736	23.15

Unvested-end of year	100,790	$22.56

Other data (in thousands):
Compensation expense	$(348)
Income tax benefit	(132)
Income tax benefit realized	—
Unrecognized compensation cost at December 31, 2007	$—
Weighted average remaining life for unrecognized compensation	1.4 years

NOTE 16.	DISCONTINUED OPERATIONS

During 2006, in separate transactions, the Company sold its Venezuelan operations and the operating assets of its operations in the Dominican Republic. These transactions resulted in cessation of all International operations of the Company. For all periods presented the International operations have been reported as Discontinued Operations net of applicable taxes. The pre-tax gain on the sale of the Venezuelan operation of $5.1 million is included in Other Income below ($4.8 million net of tax).

The impact of discontinued operations on earnings per share in all periods presented is disclosed on the consolidated income statements. Discontinued Operations, net of tax consist of the following.

	2007	2006	2005

Revenue	$—	$21,994	$26,429
Cost of Sales	84	13,974	16,394
Selling, General and Administrative	53	4,078	5,079
Other Income	(81)	(3,549)	(439)

(Loss) Income from Discontinued Operations Before Income Tax	(56)	7,491	5,395
Income Tax (Benefit)	(50)	1,837	3,586

(Loss) Income from Discontinued Operations	$(6)	$5,654	$1,809

NOTE 17.	SUBSEQUENT EVENTS

In January 2008 the Company entered into a six year, multi-vessel contract with a major customer to build liquid and dry cargo barges for approximately $100,000 including options. Construction will begin in 2008.

AMERICAN COMMERCIAL LINES INC. SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS (Dollars in thousands)

	Balance at	Charges		Balance
	Beginning	to	Deductions from	at End
	of Period	Expense	Revenue(a)	of Period

December 31, 2007:
Allowance for uncollectible accounts	$337	$1,269	$(388)	$1,218
December 31, 2006:
Allowance for uncollectible accounts	$1,741	$(96)	$(1,308)	$337
December 31, 2005:
Allowance for uncollectible accounts	$1,578	$240	$(77)	$1,741

(a)	Write-off of uncollectible accounts receivable.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness as of December 31, 2007 of our disclosure controls and procedures as such term is defined under Rule 13(a)-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that the design and operation of our disclosure controls and procedures were effective as of the end of the period covered by this annual report on Form 10-K.

See Management’s Report on Internal Controls over Financial Reporting in Item 8, which is incorporated herein by reference.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item regarding directors is incorporated by reference to our Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held in 2008 (the “2008 Proxy Statement”) under the caption “Election of Directors.”

The information required by this item regarding executive officers is set forth in Item 1, Part I of this aanual report on Form 10-K under the caption “Executive Officers and Key Employees.”

The information required by this item regarding “Compliance with Section 16(a) of the Exchange Act,” “Code of Ethics,” the Company’s Audit Committee and the director nomination procedure is incorporated by reference to the 2008 Proxy Statement under the captions “Section 16(A) Beneficial Ownership Reporting Compliance” and “Corporate Governance.”

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this item is incorporated by reference to the 2008 Proxy Statement under the captions “Executive Compensation and Other Information,” “Compensation Committee Interlocks and Insider Participation,” “Director Compensation” and “Compensation Committee Report.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information regarding the security ownership of certain beneficial owners and management is incorporated by reference to the 2008 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation.”

The information regarding “Securities Authorized for Issuance Under Equity Compensation Plans” is incorporated by reference to the 2008 Proxy Statement under the caption “Equity Compensation Plan Information.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item is incorporated by reference to the 2008 Proxy Statement under the captions “Certain Relationships and Related Transactions” and “Board Independence.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this item is incorporated by reference to the 2008 Proxy Statement under the captions “Disclosure of Auditor Fees and Services” and “Audit Committee Pre-Approval Policies and Procedures.”

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

Date: February 27, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Mark R. Holden Mark R. Holden	Director, President and Chief Executive Officer (Principal Executive Officer)	February 27, 2008

/s/ Christopher A. Black Christopher A. Black	Senior Vice President, Chief Financial Officer (Principal Financial Officer)	February 27, 2008

/s/ Tamra L. Koshewa Tamra L. Koshewa	Vice President, Finance Corporate Controller (Principal Accounting Officer)	February 27, 2008

/s/ Clayton K. Yeutter Clayton K. Yeutter	Chairman of the Board	February 27, 2008

/s/ Eugene I. Davis Eugene I. Davis	Director	February 27, 2008

Richard L. Huber	Director	February 27, 2008

/s/ Nils E. Larsen Nils E. Larsen	Director	February 27, 2008

/s/ Emanuel L. Rouvelas Emanuel L. Rouvelas	Director	February 27, 2008

/s/ R. Christopher Weber R. Christopher Weber	Director	February 27, 2008

EXHIBIT INDEX

Exhibit
No.		Description

2.1		First Amended Joint Plan of Reorganization, dated as of October 19, 2004, of American Commercial Lines LLC and Affiliated Debtors (Incorporated by reference to the Registration Statement on Form S-4 of American Commercial Lines LLC and ACL Finance Corp., filed on April 29, 2005)
3.1		Certificate of Incorporation of American Commercial Lines Inc. (Incorporated by reference to the Company’s Form S-1, filed on July 19, 2005)
3.2		Certificate of Amendment to Certificate of Incorporation of American Commercial Lines Inc. (Incorporated by reference to the Company’s Form S-1, filed on July 19, 2005)
3.3		Second Amended and Restated Bylaws of American Commercial Lines Inc. dated July 27, 2006 (Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed on August 1, 2006)
4.1		Specimen common stock certificate (Incorporated by reference to the Company’s Form S-1, filed on August 29, 2005)
10	.1±	Employment Agreement, dated as of January 18, 2005, between American Commercial Lines Inc. and Mark R. Holden (Incorporated by reference to the Registration Statement on Form S-4 of American Commercial Lines LLC and ACL Finance Corp., filed on April 29, 2005)
10	.2±	Termination Benefits Agreement, dated as of December 22, 2003, among American Commercial Lines LLC, American Commercial Barge Line LLC, American Commercial Lines International LLC, Jeffboat LLC and W. Norb Whitlock (Incorporated by reference to the Registration Statement on Form S-4 of American Commercial Lines LLC and ACL Finance Corp., filed on April 29, 2005)
10	.3±	First Amendment and Supplement to Termination Benefits Agreement, dated as of April 30, 2004, among American Commercial Lines LLC, American Commercial Barge Line LLC, American Commercial Lines International LLC, Jeffboat LLC and W. Norb Whitlock (Incorporated by reference to the Registration Statement on Form S-4 of American Commercial Lines LLC and ACL Finance Corp., filed on April 29, 2005)
10	.4±	Second Amendment and Supplement to Termination Benefits Agreement, dated as of January 18, 2005, among American Commercial Lines LLC, American Commercial Barge Line LLC, American Commercial Lines International LLC, Jeffboat LLC and W. N. Whitlock (Incorporated by reference to the Registration Statement on Form S-4 of American Commercial Lines LLC and ACL Finance Corp., filed on April 29, 2005)
10	.5±	Employment Agreement, dated as of February 22, 2005, between American Commercial Lines Inc. and Christopher A. Black (Incorporated by reference to the Registration Statement on Form S-4 of American Commercial Lines LLC and ACL Finance Corp., filed on April 29, 2005)
10	.6±	Employment Agreement, dated as of March 1, 2005, between American Commercial Lines Inc. and Nick Fletcher (Incorporated by reference to the Registration Statement on Form S-4 of American Commercial Lines LLC and ACL Finance Corp., filed on April 29, 2005)
10	.7±	American Commercial Lines Inc. Equity Award Plan for Employees, Officers and Directors (Incorporated by reference to the Registration Statement on Form S-4 of American Commercial Lines LLC and ACL Finance Corp., filed on April 29, 2005)
10	.8±	Form of American Commercial Lines Inc. Restricted Stock Award Agreement (under the American Commercial Lines Inc. Equity Award Plan for Employees, Officers and Directors) (Incorporated by reference to the Registration Statement on Form S-4 of American Commercial Lines LLC and ACL Finance Corp., filed on April 29, 2005)
10	.9±	Form of American Commercial Lines Inc. Incentive Stock Option Agreement (under the American Commercial Lines Inc. Equity Award Plan for Employees, Officers and Directors) (Incorporated by reference to the Registration Statement on Form S-4 of American Commercial Lines LLC and ACL Finance Corp., filed on April 29, 2005)

Exhibit
No.		Description

10.10		Security Side Letter Agreement, dated as of December 10, 2004, among American Commercial Lines LLC, American Commercial Terminals LLC, American Commercial Barge Line LLC, Louisiana Generating, LLC and NRG New Roads Holdings LLC (Incorporated by reference to the Registration Statement on Form S-4 of American Commercial Lines LLC and ACL Finance Corp., filed on April 29, 2005)
10.11		Deed of Trust, dated as of December 10, 2004, among American Commercial Terminals LLC, NRG New Roads Holdings LLC and Louisiana Generating, LLC (Incorporated by reference to the Registration Statement on Form S-4 of American Commercial Lines LLC and ACL Finance Corp., filed on April 29, 2005)
10.12		Lease, dated as of December 10, 2004, between American Commercial Terminals LLC and NRG New Roads Holdings LLC (Incorporated by reference to the Registration Statement on Form S-4 of American Commercial Lines LLC and ACL Finance Corp., filed on April 29, 2005)
10.13		Terminal Option Agreement, dated as of December 10, 2004, between American Commercial Terminals LLC and NRG New Roads Holdings LLC (Incorporated by reference to the Registration Statement on Form S-4 of American Commercial Lines LLC and ACL Finance Corp., filed on April 29, 2005)
10.14		Barge and Tug Option Agreement, dated as of December 10, 2004, between American Commercial Lines LLC and NRG New Roads Holdings LLC (Incorporated by reference to the Registration Statement on Form S-4 of American Commercial Lines LLC and ACL Finance Corp., filed on April 29, 2005)
10.15		Conditional Assignment and Assumption of Lease, dated as of December 10, 2004, between American Commercial Terminals LLC and NRG New Roads Holdings LLC (relating to that certain Lease, dated as of August 17, 1976, between Burlington Northern Inc. and ACBL Western, Inc.) (Incorporated by reference to the Registration Statement on Form S-4 of American Commercial Lines LLC and ACL Finance Corp., filed on April 29, 2005)
10.16		Conditional Assignment and Assumption of Lease, dated as of December 10, 2004, between American Commercial Terminals LLC and NRG New Roads Holdings LLC (relating to that certain Lease, dated as of June 12, 1985, between the City of St. Louis and American Commercial Terminals LLC) (Incorporated by reference to the Registration Statement on Form S-4 of American Commercial Lines LLC and ACL Finance Corp., filed on April 29, 2005)
10	.17±	Employment Agreement, dated as of May 9, 2005, between American Commercial Lines Inc. and Jerry Linzey (Incorporated by reference to Amendment No. 1 to the Registration Statement on Form S-4 of American Commercial Lines LLC and ACL Finance Corp., filed on May 27, 2005)
10	.18±	Restricted Stock Award Agreement, dated as of January 18, 2005, between American Commercial Lines Inc. and W. Norb Whitlock (Incorporated by reference to Amendment No. 1 to the Registration Statement on Form S-4 of American Commercial Lines LLC and ACL Finance Corp., filed on May 27, 2005)
10	.19±	Incentive Stock Option Agreement, dated as of January 18, 2005, between American Commercial Lines Inc. and W. Norb Whitlock (Incorporated by reference to Amendment No. 1 to the Registration Statement on Form S-4 of American Commercial Lines LLC and ACL Finance Corp., filed on May 27, 2005)
10	.20±	Nonqualified Stock Option Agreement, dated as of January 18, 2005, between American Commercial Lines Inc. and W. Norb Whitlock (Incorporated by reference to Amendment No. 1 to the Registration Statement on Form S-4 of American Commercial Lines LLC and ACL Finance Corp., filed on May 27, 2005)
10	.21±	American Commercial Lines Inc. 2005 Stock Incentive Plan (Incorporated by reference to Amendment No. 1 to the Registration Statement on Form S-4 of American Commercial Lines LLC and ACL Finance Corp., filed on May 27, 2005)
10	.22±	Form of American Commercial Lines Inc. Restricted Stock Award Agreement (under the American Commercial Lines Inc. 2005 Stock Incentive Plan) (Incorporated by reference to Amendment No. 1 to the Registration Statement on Form S-4 of American Commercial Lines LLC and ACL Finance Corp., filed on May 27, 2005)

Exhibit
No.		Description

10	.23±	Form of American Commercial Lines Inc. Incentive Stock Option Agreement (under the American Commercial Lines Inc. 2005 Stock Incentive Plan) (Incorporated by reference to Amendment No. 1 to the Registration Statement on Form S-4 of American Commercial Lines LLC and ACL Finance Corp., filed on May 27, 2005)
10	.24±	Amendment to Equity Award Plan for Employees, Officers and Directors (Incorporated by reference to the Company’s Form, filed on July 19, 2005)
10	.25±	Letter Agreement, dated as of November 15, 2005, between American Commercial Lines Inc. and Michael P. Ryan (Incorporated by reference to the Company’s Annual Report Form 10-K, filed on March 24, 2006)
10	.26±	Letter Agreement, dated as of September 13, 2005, between American Commercial Lines Inc. and Richard A. Mitchell (Incorporated by reference to the Company’s Quarterly Report Form 10-Q, filed on November 11, 2005)
10	.27±	2006 Non-Employee Director Compensation Summary Sheet (Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed on January 20, 2006)
10	.28±	Form of Restricted Stock Unit Agreement for non-executives of American Commercial Lines Inc. (Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed on January 20, 2006)
10	.29±	Form of Stock Option Agreement for non-executives of American Commercial Lines Inc. (Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed on January 20, 2006)
10	.30±	American Commercial Lines Inc. Restricted Stock Unit Deferral Plan (Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed on February 7, 2006)
10	.31±	Form of Stock Option Agreement for executives of American Commercial Lines Inc. (Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed on February 7, 2006)
10	.32±	Form of Restricted Stock Unit Agreement for executives of American Commercial Lines Inc. (Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on February 7, 2006)
10	.33±	American Commercial Lines Inc. 2006 Executive Annual Incentive Plan (Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed on March 23, 2006)
10	.34±	Amendment to Employment Agreement between American Commercial Lines Inc. and Jerry R. Linzey (Incorporated herein by reference to the Company’s Current Report on Form 8-K/A, filed on August 11, 2006)
10	.35±	American Commercial Lines Inc. 2007 Executive Annual Incentive Plan (Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed on January 19, 2007)
10.36		Credit Agreement, dated April 27, 2007, by and among American Commercial Lines LLC, Jeffboat LLC, and ACL Transportation Services LLC, and Wells Fargo Bank, National Association as administrative agent, Bank of America, N.A. and JPMorgan Chase Bank, N.A., as co-syndication agents, Fortis Capital Corp. and LaSalle Bank National Association as co-documentation agents, and Branch Banking and Trust Company, Fifth Third Bank, National City Bank, PNC Bank National Association, SunTrust Bank, U.S. Bank National Association, and Wachovia Bank, N.A. as syndicate members (Incorporated by reference to the Company’s Current Report of American Commercial Lines Inc. on Form 8-K, filed on May 3, 2007)
10.37		Amendment No. 1 to the Credit Agreement, dated as of June 11, 2007, by and among American Commercial Lines LLC, Jeffboat LLC, and ACL Transportation Services LLC, and Wells Fargo Bank, National Association as administrative agent, Bank of America, N.A. and JPMorgan Chase Bank, N.A., as co-syndication agents, Fortis Capital Corp. and LaSalle Bank National Association as co-documentation agents, and Branch Banking and Trust Company, Fifth Third Bank, National City Bank, PNC Bank National Association, SunTrust Bank, U.S. Bank National Association, and Wachovia Bank, N.A. as syndicate members (Incorporated by reference to the Company’s Current Report on Form 8-K, filed on June 13, 2007)

Exhibit
No.	Description

10.38	Amendment No. 2 to the Credit Agreement, dated as of August 16, 2007, by and among American Commercial Lines LLC, Jeffboat LLC, and ACL Transportation Services LLC, and Wells Fargo Bank, National Association as administrative agent, Bank of America, N.A. and JPMorgan Chase Bank, N.A., as co-syndication agents, Fortis Capital Corp. and LaSalle Bank National Association as co-documentation agents, and Branch Banking and Trust Company, Fifth Third Bank, National City Bank, PNC Bank National Association, SunTrust Bank, U.S. Bank National Association, and Wachovia Bank, N.A. as syndicate members (Incorporated by reference to the Company’s Current Report on Form 8-K, filed on August 23, 2007)
10.39	Amendment No. 3 to the Credit Agreement, dated as of August 17, 2007, by and among American Commercial Lines LLC, Jeffboat LLC, and ACL Transportation Services LLC, and Wells Fargo Bank, National Association as administrative agent, Bank of America, N.A. and JPMorgan Chase Bank, N.A., as co-syndication agents, Fortis Capital Corp. and LaSalle Bank National Association as co-documentation agents, and Branch Banking and Trust Company, Fifth Third Bank, National City Bank, PNC Bank National Association, SunTrust Bank, U.S. Bank National Association, and Wachovia Bank, N.A. as syndicate members (Incorporated by reference to the Company’s Current Report on Form 8-K, filed on August 23, 2007)
10.40	Second Supplemental Indenture, dated as of January 30, 2007, by and among American Commercial Lines LLC, ACL Finance Corp., American Barge Line Company, Commercial Barge Line Company, ACL Transportation Services LLC, American Commercial Lines International LLC, Jeffboat LLC, American Commercial Barge Line LLC, and Wilmington Trust Company (Incorporated by reference to the Company’s Current Report on Form 8-K, filed on February 2, 2007)
21.1	Subsidiaries*
23.1	Consent of Ernst & Young LLP*
31.1	CEO Certification Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002*
31.2	CFO Certification Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002*
32.1	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herein