Form 10-Q
period 2008-03-31
AMERICAN COMMERCIAL LINES INC.
filed 2008-05-08
CIK 1324479

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☑     No ☐

As of April 21, 2008, there were 50,439,413 shares of the registrant’s common stock, par value $.01 per share, issued and outstanding.

AMERICAN COMMERCIAL LINES INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AMERICAN COMMERCIAL LINES INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS

	Quarter Ended March 31,
	2008	2007
	(Unaudited)
	(In thousands, except shares and per share amounts)

Revenues
Transportation and Services	$206,454	$176,129
Manufacturing	64,062	52,115

Revenues	270,516	228,244

Cost of Sales
Transportation and Services	181,038	140,604
Manufacturing	59,845	49,213

Cost of Sales	240,883	189,817

Gross Profit	29,633	38,427
Selling, General and Administrative Expenses	20,073	16,431

Operating Income	9,560	21,996

Other Expense (Income)
Interest Expense	6,732	3,181
Debt Retirement Expenses	—	21,749
Other, Net	(850)	(1,230)

Other Expenses	5,882	23,700

Income (Loss) from Continuing Operations Before Taxes	3,678	(1,704)
Income Taxes (Benefit)	1,375	(638)

Income (Loss) from Continuing Operations	2,303	(1,066)
Discontinued Operations, Net of Tax	12	(46)

Net Income (Loss)	$2,315	$(1,112)

Basic Earnings (Loss) Per Common Share:
Income (Loss) from continuing operations	$0.05	$(0.02)
Income (Loss) from discontinued operations, net of tax	—	—

Basic Earnings (Loss) Per Common Share	$0.05	$(0.02)

Earnings (Loss) Per Common Share — Assuming Dilution:
Income (Loss) from continuing operations	$0.05	$(0.02)
Income (Loss) from discontinued operations, net of tax	—	—

Earnings (Loss) Per Common Share — Assuming Dilution	$0.05	$(0.02)

Weighted Average Shares Outstanding
Basic	50,078,434	61,348,811

Diluted	50,924,915	61,348,811

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN COMMERCIAL LINES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2008	2007
	(Unaudited)
	(In thousands, except shares and and per share amounts)

ASSETS
Current Assets
Cash and Cash Equivalents	$6,859	$5,021
Accounts Receivable, Net	125,371	114,921
Inventory	96,888	70,890
Deferred Tax Asset	3,010	2,582
Prepaid and Other Current Assets	42,460	26,661

Total Current Assets	274,588	220,075
Properties, Net	510,774	511,832
Investment in Equity Investees	3,436	3,456
Other Assets	25,775	25,448

Total Assets	$814,573	$760,811

LIABILITIES
Current Liabilities
Accounts Payable	$57,984	$61,130
Accrued Payroll and Fringe Benefits	15,615	15,720
Deferred Revenue	24,254	17,824
Accrued Claims and Insurance Premiums	16,957	15,647
Accrued Interest	1,859	1,688
Current Portion of Long Term Debt	750	—
Customer Deposits	11,636	5,596
Other Liabilities	31,823	32,036

Total Current Liabilities	160,878	149,641
Long Term Debt	472,850	439,760
Pension Liability	6,704	5,252
Deferred Tax Liability	30,815	26,569
Other Long Term Liabilities	14,399	14,198

Total Liabilities	685,646	635,420

STOCKHOLDERS’ EQUITY
Common stock; authorized 250,000,000 shares at $.01 par value; 63,013,825 and 62,549,666 shares issued and outstanding as of March 31, 2008 and December 31, 2007, respectively	630	626
Treasury Stock 12,574,412 and 12,407,006 shares at March 31, 2008 and December 31, 2007, respectively	(312,457)	(309,517)
Other Capital	283,511	279,266
Retained Earnings	150,223	148,426
Accumulated Other Comprehensive Income	7,020	6,590

Total Stockholders’ Equity	128,927	125,391

Total Liabilities and Stockholders’ Equity	$814,573	$760,811

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN COMMERCIAL LINES INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Quarter Ended March 31,
	2008	2007
	(Unaudited)
	(In thousands)

OPERATING ACTIVITIES
Net Income (Loss)	$2,315	$(1,112)
Adjustments to Reconcile Net Income (Loss) to Net Cash
Used in Operating Activities:
Depreciation and Amortization	12,646	12,211
Debt Retirement Costs	—	21,749
Debt Issuance Cost Amortization	196	156
Deferred Taxes	4,246	4,986
Gain on Property Dispositions	(347)	(1,625)
Share-Based Compensation	1,977	1,427
Other Operating Activities	547	(25)
Changes in Operating Assets and Liabilities:
Accounts Receivable	(10,029)	218
Inventory	(25,113)	(11,359)
Accrued Interest	161	(3,417)
Other Current Assets	(3,424)	(4,326)
Accounts Payable	(1,349)	(6,068)
Other Current Liabilities	9,889	(18,842)

Net Cash Used in Operating Activities before Reorganization Items	(8,285)	(6,027)
Reorganization Items Paid	—	(9)

Net Cash Used in Operating Activities	(8,285)	(6,036)
INVESTING ACTIVITIES
Property Additions	(12,075)	(6,630)
McKinney Acquisition	—	(15,486)
Deposit on Purchase of Remaining Interest in Summit Contracting	(8,462)	—
Proceeds from Property Dispositions	556	3,273
Other Investing Activities	(354)	(645)

Net Cash Used in Investing Activities	(20,335)	(19,488)
FINANCING ACTIVITIES
Revolving Credit Facility Borrowings	33,850	164,800
2015 Senior Note Repayments	—	(119,500)
Tender Premium Paid	—	(18,390)
Outstanding Checks	(1,798)	(9,261)
Debt Costs	(981)	—
Tax Benefit of Share Based Compensation	1,722	9,746
Exercise of Stock Options	605	1,831
Acquisition of Treasury Stock	(2,940)	(5,752)

Net Cash Provided by Financing Activities	30,458	23,474
Net Increase (Decrease) in Cash and Cash Equivalents	1,838	(2,050)
Cash and Cash Equivalents at Beginning of Period	5,021	5,113

Cash and Cash Equivalents at End of Period	$6,859	$3,063

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN COMMERCIAL LINES INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

						Accumulated
						Other
	Common Stock		Treasury	Other	Retained	Comprehensive
	Shares	Amount	Stock	Capital	Earnings	Income	Total
	(Unaudited)
	(Shares and dollars in thousands)

Balance at December 31, 2007	50,143	$626	$(309,517)	$279,266	$148,426	$6,590	$125,391
Adjustment to Opening Retained Earnings for Change in Pension and Post Retirement Valuation Date per SFAS 158, Net of Tax					(518)		(518)

Adjusted Balance at December 31, 2007	50,143	626	(309,517)	279,266	147,908	6,590	124,873

Amortization of Restricted Stock, Stock Options, Performance Shares and Restricted Stock Units	—	—	—	1,976	—	—	1,976
Excess Tax Benefit of Share-based Compensation	—	—	—	1,722	—	—	1,722
Exercise of Stock Options	290	3	—	602	—	—	605
Issuance of Restricted Stock Units and Performances Shares	173	1	—	(1)	—	—	—
Acquisition of Treasury Stock	(167)	—	(2,940)	—	—	—	(2,940)
Comprehensive Income:
Net Income	—	—	—	—	2,315	—	2,315
Unrealized Gain on Fuel Swaps Designated as Cash Flow Hedging Instruments, Net of Tax	—	—	—	—	—	430	430
Other	—	—	—	(54)	—	—	(54)
Total Comprehensive Income	—	$—	$—	$(54)	$2,315	$430	$2,691

Balance at March 31, 2008	$50,439	$630	$(312,457)	$283,511	$150,223	$7,020	$128,927

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except as otherwise indicated)

Note 1.	Reporting Entity and Accounting Policies

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

The assets of ACL consist principally of its ownership of all of the stock of Commercial Barge Line Company LLC (“CBL”). The assets of CBL consist principally of its ownership of all of the membership interests in American Commercial Lines LLC , ACL Transportation Services LLC, Jeffboat LLC and ACL Professional Services Inc. Neither ACL nor CBL conducts any operations independent of such ownership.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. As such, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The condensed consolidated balance sheet as of December 31, 2007 has been derived from the audited consolidated balance sheet at that date. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Some of the significant estimates underlying these financial statements include percentages of completion on certain vessels produced by the manufacturing segment, reserves for doubtful accounts, obsolete and slow moving inventories, amounts of pension and post-retirement liabilities, incurred but not reported medical claims, insurance claims and related receivable amounts, deferred tax liabilities, assets held for sale, environmental liabilities, valuation allowances related to deferred tax assets, expected forfeitures of share-based compensation, liabilities for unbilled marine repair, harbor and towing services and depreciable lives of long-lived assets.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim periods presented herein are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. Our quarterly revenues and profits historically have been lower during the first six months of the year and higher in the last six months of the year due primarily to the timing of the North American grain harvest and seasonal weather patterns.

Beginning in the second quarter of 2007, ocean-going vessels became a material portion of the production volume of the manufacturing segment. These vessels are significantly more expensive and take substantially longer to construct than typical barges for use on the Inland Waterway System. ACL uses the percentage-of-completion method of recognizing revenue and expenses related to the construction of these longer-term production vessels. These vessels have expected construction periods of over 90 days in length and include ocean-going barges and towboats. The Company uses the completed contract method for barges built for Inland Waterway use which typically have construction periods of 90 days or less.

Derivative instruments are accounted for in accordance with Statement on Financial Accounting Standards (“SFAS”) No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended, which requires all financial derivative instruments to be recorded on the consolidated balance sheet at fair value. Derivatives not designated as hedges must be adjusted through income. If a derivative is designated as a hedge,

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

depending on the nature of the hedge, changes in its fair value that are considered to be effective, as defined, either offset the change in fair value of the hedged assets, liabilities, or firm commitments through income, or are recorded in Other Comprehensive Income until the hedged item is recorded in income. Any portion of a change in a derivative’s fair value that is considered to be ineffective, or is excluded from the measurement of effectiveness, is recorded immediately in income. The fair value of financial instruments is generally determined based on quoted market prices in active markets for the instruments, which is defined as a Level 1 measurement under SFAS 157, more fully discussed below.

In September 2006 the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The standard defines fair value as the price received to sell an asset or paid to transfer a liability in an orderly transaction between market participants (knowledgeable, independent, able, willing parties) at any measurement date. The standard assumes highest and best use defined from the perspective of a market participant. Transactions costs are excluded from fair value. The standard creates a hierarchy of fair value determination where Level 1 is active market quotes for identical assets, Level 2 is active market quotes for similar assets and Level 3 is for fair value determined through unobservable inputs. Fair value must account for risk (those inherent in the valuation process, risk that an obligation may not be fulfilled) and for any restriction on an asset if a market participant would consider in valuation. This Statement does not eliminate the practicability exceptions to fair value measurements in many accounting pronouncements including APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, FASB Statements No. 87, “Employers’ Accounting for Pensions”, No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, No. 107, “Disclosures about Fair Value of Financial Instruments”, No. 141, “Business Combinations”, No. 143, “Accounting for Asset Retirement Obligations”, No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, and No. 153, “Exchanges of Nonmonetary Assets”. The provisions of SFAS 157 became effective for the Company on January 1, 2008. SFAS 157 transition provisions for certain instruments requires cumulative-effect adjustments to beginning retained earnings. The Company had no instruments requiring this treatment at January 1, 2008. Therefore, the impact of SFAS 157 on the Company will be prospective through earnings or other comprehensive income, as appropriate. Adoption of the fair value measurements made by the Company in the financial statements did not have a material impact on the financial position or results of operations of the Company and is not anticipated to have a significant impact in the future. Fair value measurements included in the financial statements at March 31, 2008 include the values assigned to fuel price swaps based on Level 1 (active market quotes for identical assets) and for one boat held for sale based on Level 3 (unobservable inputs). The estimated fair value of the boat is based on limited market pricing for similar assets and remained unchanged during the quarter.

In February 2007 the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 allows entities to voluntarily choose, at specified election dates, to measure many financial assets and financial liabilities (as well as certain non-financial instruments that are similar to financial instruments) at fair value (the “fair value option”). The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, SFAS 159 specifies that all subsequent changes in fair value for that instrument shall be reported in earnings. SFAS 159 is effective as of the beginning of the Company’s fiscal year that began January 1, 2008. We did not elect the fair value option allowed by this standard for any pre-existing financial assets or liabilities and, therefore, the adoption of SFAS 159 did not have a significant effect on the Company’s financial statements on adoption.

In December 2007 the FASB issued SFAS No. 141 (revised 2007) “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) applies to all transactions or other events in which an entity obtains control of one or more businesses. It does not apply to formation of a joint venture, acquisition of an asset or a group of assets that does not constitute a business or a combination between entities or businesses under common control. SFAS 141(R) is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2008. Early adoption of SFAS 141(R) is prohibited. SFAS 141(R) retains the fundamental requirements in Statement 141 that the acquisition method of

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accounting (which Statement 141 called the purchase method) be used for all business combinations. SFAS 141(R) retains the guidance in Statement 141 for identifying and recognizing intangible assets separately from goodwill. SFAS 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement. That replaces Statement 141’s cost-allocation process. SFAS 141(R) requires acquisition-related costs and restructuring costs that the acquirer expected but was not obligated to incur to be recognized separately from the acquisition. It also requires entities to measure the non-controlling interest in the acquiree at fair value and will result in recognizing the goodwill attributable to the non-controlling interest in addition to that attributable to the acquirer. This Statement requires an acquirer to recognize assets acquired and liabilities assumed arising from contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. Early adoption of SFAS 141(R) is prohibited. The Company will apply the provisions of the standard to future acquisitions of businesses, as required subsequent to January 1, 2009.

In December 2007 the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 requires that the ownership interests in subsidiaries held by third parties be presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. The amount of consolidated net income attributable to the parent and to the non-controlling interest must be clearly identified and presented on the face of the consolidated statement of income. Changes in a parent’s ownership interest while the parent retains its controlling financial interest must be accounted for as equity transactions. SFAS 160 requires that entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2008. Early adoption of SFAS 160 is prohibited. We are still evaluating the expected impact of SFAS 160 at this time.

In December 2007 the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” which requires expanded disclosure surrounding derivative instruments and hedging activities. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We have not yet early adopted SFAS No. 161 and are still evaluating the expected impact of SFAS 161 at this time.

For further information, refer to the consolidated financial statements and footnotes thereto, included in the Company’s annual filing on Form 10-K filed with the Securities and Exchange Commission (“SEC”) for the year ended December 31, 2007.

Certain prior year amounts have been reclassified in these financial statements to conform to the current year presentation. These reclassifications had no impact on previously reported net income.

Note 2.	Earnings Per Share

On January 16, 2007, the Board of Directors of ACL declared a two-for-one stock split of the Company’s common stock, par value $0.01 per share (“Common Stock”), in the form of a stock dividend. Stockholders of record on February 6, 2007, received one additional share of common stock for each share of common stock held on that day. The new shares were distributed on February 20, 2007. All share and per share amounts herein reflect the effect of this stock split. Per share data is based upon the average number of shares of Common Stock of ACL, par value one cent per share, outstanding during the relevant period. Basic earnings per share are calculated using only the average number of issued and outstanding shares of Common Stock. Diluted earnings per share, as calculated under the treasury stock method, includes the average number of shares of additional Common Stock issuable for all dilutive stock options, restricted stock, restricted stock units and performance share units whether or not currently exercisable. Performance share units were issued to certain senior management personnel in 2008, 2007 and 2006. These units contain specific long term performance-based criteria which must be met prior to the vesting of the awards. As of the end of the period these conditions have not yet been met. At the end of each period the cumulative

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

performance against the long-term, performance-based criteria of each grant is separately evaluated based on performance-to-date applicable to each award to determine if the grant should be included in the computation of diluted earnings per share. The 2007 and 2006 outstanding grants representing a total of 62,282 performance shares have been excluded from the computation of fully diluted earnings per share as performance against the long-term, performance-based criteria in those grants, at the balance sheet date, currently is not sufficient for vesting on the performance date. For the quarter ended March 31, 2008 only the 2008 grant has been included in the computation of diluted earnings per share. For the quarter ended March 31, 2007 only the 2006 grant was included in the computation of diluted earnings per share. See Note 10 — Share-based Compensation.

The weighted average numbers of shares (in thousands) used in computing basic and diluted earnings per common share from net income, as presented on the face of the condensed consolidated statements of operations are as follows.

	2008	2007

Weighted average common shares outstanding (used to calculate basic EPS)	50,078	61,349
Dilutive effect of share-based compensation(1)	847	—

Fully diluted shares	50,925	61,349

Shares used to compute fully diluted EPS	50,925	61,349

(1)	Due to strike prices in excess of market, 585 options are excluded as anti-dilutive in 2008. Due to the loss in 2007, the 1,723 potentially dilutive shares would be anti-dilutive and are, therefore, excluded in that period.

Note 3.	Debt

	March 31,	December 31,
	2008	2007

Revolving Credit Facility	$472,850	$439,000
Elliott Bay Note	750	760

Long Term Debt	473,600	439,760
Less Current Portion of Long Term Debt	750	—

Long Term Debt	$472,850	$439,760

On April 27, 2007, the Company entered into a new credit facility which provided for a five-year $400,000 credit facility with a $200,000 expansion option. The new bank revolving credit facility replaced the previous $250,000 asset-based revolver that was entered into on February 11, 2005. The new revolving credit facility contains less restrictive covenants, particularly as to potential acquisitions. On August 17, 2007, the Company obtained additional lender commitments for an additional $200,000 which increased the total facility size to $600,000. Bank commitment fees and costs of the amendment for the expansion of the facility totaling $3,135 are included in other assets in the accompanying condensed consolidated balance sheet at March 31, 2008 and will be amortized over the life of the facility. The new revolving credit facility bears interest at LIBOR plus a margin or at the prime rate plus a margin based on the consolidated leverage ratio as defined in the amended agreement. At March 31, 2008, the effective interest rate on borrowings under the revolving credit facility was 4.95%

At March 31, 2008 the margin was 150 basis points above LIBOR and 25 basis points above prime. Effective with the filing of our first quarter compliance certificate and as a result of our leverage covenant as of March 31, 2008, our interest rate margin will increase to 175 basis points above LIBOR and 80 basis points above prime. The revolving credit facility contains certain covenants including a total leverage ratio, fixed charge coverage ratio and minimum net worth as defined in the facility loan agreement. As of March 31, 2008, the Company is in compliance with all covenants.

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our maximum available borrowing capacity is defined in the agreement by the Debt to adjusted EBITDA ratio. Per the agreement there was a contractual reduction for quarters beginning after March 31, 2008 to 3.0 to 1.0 (previously 3.25 to 1.0) in the Debt to adjusted EBITDA ratio. Total available credit as of March 31, 2008 was $28,206 given the outstanding revolver amount and an outstanding letter of credit totaling $3,057 under the facility. The revolving credit facility is secured by the tangible and intangible assets of the Company.

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

The Elliott Bay note bears interest at 5.5% per annum and is payable on or before January 2, 2009. This note was part of the consideration given in the purchase of Elliott Bay. See Note 11.

Note 4.	Inventory

Inventory is carried at the lower of cost (based on a weighted average method) or market and consists of the following.

	March 31,	December 31,
	2008	2007

Raw Materials	$34,195	$19,009
Work in Process	33,227	25,203
Parts and Supplies	29,466	26,678

	$96,888	$70,890

Note 5.	Income Taxes

ACL’s operating entities are single member limited liability companies that are owned by a corporate parent, which is subject to U.S. federal and state income taxes on a combined basis.

In the first quarters ended March 31, 2008 and 2007, income tax expense (benefit) of $1,375 and ($638), respectively, were recognized on income (loss) from continuing operations before income taxes of $3,678 and ($1,704), respectively, for the same periods.

The effective tax rate on income from continuing operations before income taxes is the U.S. federal and state statutory rates after considering the deductibility of state income taxes for federal income taxes.

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6.	Employee Benefit Plans

A summary of the pension and post-retirement plan components follows.

	Quarter Ended March 31,
	2008	2007

Pension Components:
Service cost	$1,327	$1,242
Interest cost	2,356	2,251
Expected return on plan assets	(2,971)	(2,900)
Amortization of unrecognized losses	14	—

Net periodic benefit cost	$726	$593

Post-retirement Components:
Service cost	$27	$49
Interest cost	136	142
Amortization of net gain	(61)	(5)

Net periodic benefit cost	$102	$186

As of January 1, 2008, ACL recorded to opening retained earnings charges of $828 ($518 net of tax) for the conversion of the pension and post-retirement plan years from a September 30 valuation date to a December 31 valuation date as allowed by the transition provisions SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, and amendment of FASB Statements No 87, 88, 106, and 132 (R).”

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

Management evaluates performance based on segment earnings, which is defined as operating income. The accounting policies of the reportable segments are consistent with those described in the summary of significant accounting policies in the Company’s filing on Form 10-K for the year ended December 31, 2007. Intercompany sales are recorded at fair market value and intercompany profit is eliminated upon consolidation.

Reportable segments are business units that offer different products or services. The reportable segments are managed separately because they provide distinct products and services to internal and external customers.

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Statement of Operating Income by Reportable Segment

	Reportable Segments		All Other	Intersegment
	Transportation	Manufacturing	Segments	Elimination	Total

Quarter ended March 31, 2008
Total revenue	$204,937	$64,553	$1,930	$(904)	$270,516
Intersegment revenues	116	491	297	(904)	—

Revenue from external customers	204,821	64,062	1,633	—	270,516
Operating expense
Materials, supplies and other	77,427	—	—	—	77,427
Rent	6,205	—	—	—	6,205
Labor and fringe benefits	27,049	—	—	—	27,049
Fuel	54,240	—	—	—	54,240
Depreciation and amortization	11,907	—	—	—	11,907
Taxes, other than income taxes	4,144	—	—	—	4,144
Gain on disposition of equipment	(359)	—	—	—	(359)
Cost of goods sold	—	59,845	425	—	60,270

Total cost of sales	180,613	59,845	425	—	240,883
Selling, general & administrative	17,820	888	1,365	—	20,073

Total operating expenses	198,433	60,733	1,790	—	260,956

Operating income (loss)	$6,388	$3,329	$(157)	$—	$9,560

Quarter ended March 31, 2007
Total revenue	$176,250	$52,680	$—	$(686)	$228,244
Intersegment revenues	121	565	—	(686)	—

Revenue from external customers	176,129	52,115	—	—	228,244
Operating expense
Materials, supplies and other	61,783	—	—	—	61,783
Rent	5,973	—	—	—	5,973
Labor and fringe benefits	25,097	—	—	—	25,097
Fuel	34,019	—	—	—	34,019
Depreciation and amortization	11,631	—	—	—	11,631
Taxes, other than income taxes	3,726	—	—	—	3,726
Gain on disposition of equipment	(1,625)	—	—	—	(1,625)
Cost of goods sold	—	49,213	—	—	49,213

Total cost of sales	140,604	49,213	—	—	189,817
Selling, general & administrative	15,534	897	—	—	16,431

Total operating expenses	156,138	50,110	—	—	206,248

Operating income	$19,991	$2,005	$—	$—	$21,996

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8.	Financial Instruments and Risk Management

ACL has price risk for fuel not covered by contract escalation clauses and in time periods from the date of price changes until the next monthly or quarterly contract reset. From time to time ACL has utilized derivative instruments to manage volatility in addition to contracted rate adjustment clauses. Beginning in December 2007 the Company began entering into fuel price swaps with commercial banks. Through March 31, 2008 settlement had occurred on contracts for 600,000 gallons and a gain of $36 has been recorded as a reduction of fuel expense, a component of cost of sales as the fuel was used. At March 31, 2008 the following table contains information as to the gallons covered under unsettled fuel price swaps with their average fixed price by settlement month. These derivative instruments have been designated and accounted for as cash flow hedges, and to the extent of their effectiveness, changes in fair value of the hedged instrument will be accounted for through Other Comprehensive Income until the fuel hedged is used at which time the gain or loss on the hedge instruments will be recorded as fuel expense (cost of sales). At March 31, 2008 the fair value of the financial instruments of $658 is recorded in other current assets and as a deferred gain (net of tax) in other comprehensive income in the condensed consolidated balance sheet. The fair value of derivative financial instruments is based on quoted market prices. The Company may increase the quantity hedged or add additional months based upon active monitoring of fuel pricing outlooks by the management team.

		Average
	Gallons	Fixed
Settlement Date	Hedged	Price

March	600,000	2.61
April	800,000	2.71
May	800,000	2.71
June	800,000	2.71
July	600,000	2.74
August	400,000	2.88
September	200,000	2.99

	4,200,000

Note 9.	Contingencies

Certain legal actions are pending against ACL in which claims are made in substantial amounts. While the ultimate results of pending litigation cannot be predicted with certainty, management does not currently expect that resolution of these matters will have a material adverse effect on ACL’s consolidated income statements, balance sheets and cash flows.

At December 31, 2007, approximately 20 employees in the Company’s St. Louis, Missouri terminal operations within the transportation segment were working without a union contract. The prior union contract expired on November 30, 2007. Attempts to negotiate a new contract ultimately reached an impasse on February 29, 2008 when the union terminated the negotiations. The Company implemented new terms and conditions of employment for hourly employees at the terminal effective April 1, 2008 based upon the bargaining impasse. Currently, no additional negotiations with the union are scheduled. Despite the current impasse in negotiations, hourly production and maintenance employees at the terminal have continued working without interruption. Although the union has to date declined to call for a work stoppage, the Company estimates that the Company has spent $600 during the quarter to retain temporary replacement workers as a contingency measure. In addition to the cost of retaining the temporary replacement workers, in the fourth quarter of 2007 ACL recorded $2,130 in expense related to estimated statutory withdrawal liabilities associated with the Company’s proposal to terminate its obligation to contribute to the United Mine Workers’ multi-employer pension plan. During the first quarter of 2008, the Company reached a decision not to withdraw from the multi-employer plan and this expense was reversed against transportation and

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

services cost of sales in the accompanying condensed, consolidated income statement based upon the failure to reach an agreement with the union authorizing the termination of pension contributions on behalf of represented hourly employees.

On February 2, 2007, the Bankruptcy Court issued a final decree and ordered that the estate of the predecessor company of the Company had been fully administered and the Chapter 11 case was closed.

The Company reported to and discussed with the Securities and Exchange Commission (the “SEC”) circumstances surrounding an e-mail sent by the Company’s former Chief Financial Officer on June 16, 2007 and the Company’s filing of a Form 8-K on June 18, 2007. On February 20, 2008, the SEC requested certain documents and other information from the Company in connection with these events. The Company is continuing to cooperate fully with the SEC. The Company does not believe that any inquiry by the SEC into these events will have a material impact on the Company. However, there can be no assurance that the SEC will not take any action against the Company or any of its current or former employees.

Note 10.	Share-Based Compensation

During the quarter ended March 31, 2008 the following share-based awards were issued to directors and employees under the American Commercial Lines Inc. 2005 Stock Incentive Plan (“Stock Incentive Plan”): stock options for 513,280 shares with an average strike price of $18.25, 497,137 restricted stock units and 57,947 performance shares. The terms of all of the awards were essentially the same as prior grants under the Stock Incentive Plan and the American Commercial Lines Equity Award Plan for Employees, Officers and Directors (“Equity Award Plan”) and together with the Stock Incentive Plan (“the Plans”) . Restricted shares and performance shares fair value was $17.82, the closing price on the date of grant. Approximately one-half of the options issued to the Company’s recently appointed President and Chief Executive Officer and one-third of the options issued to the Company’s Senior Vice President and Chief Financial Officer at the dates of appointment or employment were issued with strike prices 25% above the closing market price on the date of grant. All other options were issued with a strike price at the market closing price on the date of grant. Stock option grant date fair values are determined at the dates of grant using a Black-Scholes option pricing model, a closed-form fair value model, based on market prices at the date of grant. The dividend yield, weighted average risk free interest rate, expected term and volatility were respectively 0.0%, 3.0%, 6 years, and 49.2% for 85% of the issued options. The fair value factors for the remaining options, granted to the CFO at his date of hire, were not significantly different. Options granted had a computed average fair value of $8.50 per option. Also during the quarter previously granted restricted shares (323,070 shares), performance shares (7,134) and restricted stock units (166,201 units) vested and 290,824 stock options were exercised.

Note 11.	Acquisitions and Dispositions

On February 28, 2007 the Company purchased twenty towboats and related equipment and supplies from the McKinney group of companies (“McKinney”) for $15,573 in cash. The transaction doubled the size of ACL’s Gulf-region towboat fleet. In addition, subsequent to the asset acquisition the Company was able to hire the majority of the experienced McKinney pilots and crew to man the vessels. The McKinney companies, which include McKinney Towing Inc., Slidell Towing Inc., McKinney Marine Inc., McKinney Inland LLC, McKinney Harbor Towing Inc., McKinney Industries Inc., and McKinney Salvage and Heavy Lift, were a third-generation organization that provided towing, harbor, salvage and related services on the U.S. Inland Waterways. From the acquisition date, revenues, costs and expenses generated through use of the acquired assets are recorded as a part of the transportation segment results of operations. The purchase price has been allocated, based on fair value, as follows.

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Current Assets	$961
Properties — Net	12,512
Goodwill	2,100

Purchase Price	$15,573

On May 15, 2007, the Company acquired 3,000 convertible preferred units of Evansville, Indiana-based Summit Contracting, LLC (“Summit”) for $6,199. The preferred units have a cumulative annual distribution of 8% per annum. The Summit investment is carried at cost and included in other assets on the condensed consolidated balance sheet at December 31, 2007. The cumulative annual distribution is accrued ratably over the year. Subsequent to March 31, 2008, the Company acquired the remaining ownership interests in Summit. See Note 12 — Subsequent Event.

On October 1, 2007, the Company acquired substantially all of the operating assets and certain liabilities of Seattle, Washington-based Elliott Bay Design Group, Ltd. (“EBDG”) a naval architecture and marine engineering firm for approximately $4,338 in cash, a $750 note payable in 2009, assumption of $1,464 in liabilities and other consideration. The purchase price has been preliminarily allocated, based on fair value, $2,286 to current assets; $499 to property, plant and equipment and software; and $3,767 to goodwill and other intangibles. From the acquisition date, revenues, costs and expenses have been consolidated with the Company. As a new wholly-owned subsidiary, Elliott Bay Design Group LLC, will continue to provide naval architecture, marine engineering and production support to its many customers in the commercial marine industry, while providing ACL with expertise in support of its transportation and marine manufacturing businesses.

During the first quarter 2007, the current market value of two boats held for sale exceeded the carrying value of the boats prior to previously recorded impairment charges. Due to this change in estimated market value, previously recognized impairment charges of $583 were reversed in the first quarter of 2007, based on a more current assessment of market value. One boat was sold at a small gain in 2007 while the other remains in prepaid and other current assets and continues to be actively marketed.

Note 12.	Subsequent Event

On March 31, 2008, the Company made a deposit of $8,462 to enable the purchase of all of the remaining ownership interests in Summit Contracting, LLC (“Summit”) with an effective date of April 1, 2008. The deposit is included in prepaid and other current assets in the condensed consolidated balance sheet as of March 31, 2008. On April 1, 2008, Summit became a wholly owned subsidiary of ACL and its operations will be consolidated from that date forward. Summit provides environmental and construction services.

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

Results of Operations.  This section provides an analysis of the Company’s results of operations for the three months ended March 31, 2008 compared to the results of operations for the three months ended March 31, 2007.

Liquidity and Capital Resources.  This section provides an overview of the Company’s sources of liquidity, a discussion of the Company’s debt that existed as of March 31, 2008 and an analysis of the Company’s cash flows for the three months ended March 31, 2008 and March 31, 2007.

Changes in Accounting Standards.  This section describes certain changes in accounting and reporting standards applicable to the Company.

Critical Accounting Policies.  This section describes any significant changes in accounting policies that are considered important to the Company’s financial condition and results of operations, require significant judgment and require estimates on the part of management in application from those previously described in the Company’s filing on Form 10-K for the year ended December 31, 2007. The Company’s significant accounting policies include those considered to be critical accounting policies.

Quantitative and Qualitative Disclosures about Market Risk.  This section discusses our analysis of significant changes in exposure to potential losses arising from adverse changes in fuel prices and interest rates since our filing on Form 10-K for the fiscal year ended December 31, 2007.

OVERVIEW

Our Business

We are one of the largest and most diversified marine transportation and services companies in the United States, providing barge transportation and related services under the provisions of the Jones Act, as well as the manufacturing of barges, towboats and other vessels, including ocean-going liquid tank barges. We are the third largest provider of dry cargo barge transportation and second largest liquid tank barge transportation on the United States Inland Waterways consisting of the Mississippi River System, its connecting waterways and the Gulf

Intracoastal Waterway (the “Inland Waterways”), accounting for 13.5% of the total inland dry cargo barge fleet and 12.9% of the total inland liquid cargo barge fleet as of December 31, 2007, according to Informa Economics, Inc., a private forecasting service (“Informa”). Our manufacturing subsidiary, Jeffboat LLC, was the second largest manufacturer of dry cargo barges in the United States in 2006 according to Criton Corporation, publisher of River Transport News. We believe this also approximates our ranking in terms of construction of liquid tank barges (including both inland and ocean-going liquid tank barges). We provide additional value-added services to our customers, including warehousing and third-party logistics through our BargeLink LLC joint venture. Our operations incorporate advanced fleet management practices and information technology systems, including our proprietary ACL Trac real-time GPS barge tracking system, which allows us to effectively manage our fleet.

During the fourth quarter of 2007, we acquired Elliot Bay Design Group, a naval architecture and marine engineering firm, which will continue to provide architecture, engineering and production support to its many customers in the commercial marine industry, while providing ACL with expertise in support of its transportation and manufacturing businesses.

Subsequent to the end of the first quarter of 2008, we acquired the remaining ownership interests of Summit Contracting, LLC (“Summit”). We had, in May, 2007, previously made an investment equal to 30% ownership in this entity. Summit provides environmental and construction services to a variety of customers. We believe that there are significant synergistic opportunities with ACL’s existing transportation business and the civil engineering arm of Summit.

The Industry

Transportation Industry:  Barge market behavior is driven by the fundamental forces of supply and demand, influenced by a variety of factors including the size of the Inland Waterways barge fleet, local weather patterns, navigation circumstances, domestic and international consumption of agricultural and industrial products, crop production, trade policies and the price of steel. According to Informa, from 1998 to 2006, the Inland Waterways fleet size was reduced by 2,395 dry cargo barges and 99 liquid tank barges for a total reduction of 2,494 barges, or 10.8%. Industry data indicates that the industry fleet, net of barges scrapped, increased by 240 dry cargo barges and 24 tank barges in the past two years, ending 2007 at 18,029 dry and 2,866 liquid barges, for a total fleet size of 20,895. This overall level remains 9.5% below the 1998 level. Competition is intense for barge freight transportation. The top five carriers (by fleet size) of dry and liquid barges comprise over 62% of the industry fleet in each sector as of December 31, 2007. The average economic useful life of a dry cargo barge is generally estimated to be between 25 and 30 years and between 30 and 35 years for liquid tank barges.

TOP 5 CARRIERS BY FLEET SIZE
(as of December 31, 2007)

		% of	Average
	Units	Barges	Age (Yrs)

Dry Cargo Barges
Ingram Barge Company	3,715	20.6%	16.0
AEP River Operations	2,604	14.4%	10.6
American Commercial Lines	2,440	13.5%	20.3
American River Transportation Company	2,069	11.5%	25.7
Cargo Carriers	923	5.1%	15.4

Top 5 Dry Carriers	11,751	65.2%	17.3

Total Industry	18,029	100.0%	16.1

Liquid Cargo Barges
Kirby Corporation	912	31.8%	24.2
American Commercial Lines	371	12.9%	22.8
Marathon Ashland Petroleum LLC	180	6.3%	19.7
Canal Barge Company, Inc.	170	5.9%	11.9
Ingram Barge Company	165	5.8%	29.6

Top 5 Liquid Carriers	1,798	62.7%	22.8

Total Industry	2,866	100.0%	21.8

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

Freight rates in both the dry and liquid freight markets are a function of the relationship between the amount of freight demand for these commodities and the number of barges available to load freight. We believe that the current supply/demand relationship for dry cargo freight indicates that the improvements in market freight rates obtained in the last several years will be sustained into the near term as Informa’s most recent forecast indicates that the existing dry fleet will expand only approximately 10% through 2011 due to significant retirements of older barges. Certain spot rate contracts, particularly for grain, are subject to significant seasonal and other fluctuations but, we believe will trend, on average equal to or slightly higher than recent historical rates over time. We believe that the supply/demand relationship for liquid freight will remain steady with freight rates to be moderately higher.

For purposes of industry analysis, the commodities transported in the Inland Waterways can be broadly divided into four categories: grain, coal, liquids and bulk cargoes. Using these broad cargo categories the following graph depicts the total millions of tons shipped through the United States Inland Waterways for the quarters ended March 31, 2008 and March 31, 2007 by all carriers according to the US Army Corps of Engineers (the “Corps”) Waterborne Commerce Statistics Center data. The Corps does not estimate ton-miles, which we believe is a more accurate volume metric. Note that the most recent periods are typically estimated for the Corps’ purposes by lockmasters and retroactively adjusted as shipper data is received.

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

Consolidated Financial Overview

During the second and third quarters of 2007, the Company substantially increased its leverage by reacquiring $300 million of its common stock in the open market. This represented almost 20% of the previously outstanding shares. The acquisition was funded with proceeds of borrowing under the Company’s $600 million credit facility and increased our debt to rolling twelve months adjusted EBITDA ratio to 3.1 to 1.0 at March 31, 2008.

In the quarter ended March 31, 2008 the Company had net income of $2.3 million compared to a net loss of $1.1 million in the quarter ended March 31, 2007. Due to the first quarter of 2008 decision not to withdraw from a multi-employer pension plan for certain represented employees, net income for the quarter increased by $1.3 million after-tax. The impact of this item is discussed in the footnotes to the condensed consolidated financial statements. In the first quarter of 2007, the Company incurred after-tax debt retirement expenses of $13.6 million on the retirement of $119.5 million of the Company’s Senior Notes. The retirement is discussed in Note 3 to the condensed consolidated financial statements and in the Liquidity and Capital Resources section. Exclusive of those expenses, income decreased $11.5 million or 92.1% in the first quarter of 2008 compared to the first quarter of 2007.

For the quarter ended March 31, 2008 EBITDA was $23.0 million compared to $35.3 million in the same period of the prior year. EBITDA as a percent of revenue declined by 7.0% to 8.5% for the first quarter of 2008 compared to 15.5% for the first quarter of 2007. See the table at the end of this Consolidated Financial Overview and Selected Financial Data for a definition of EBITDA and a reconciliation of EBITDA to consolidated net income.

The $11.5 million decline in first quarter 2008 income compared to the first quarter 2007 income (excluding the pension decision reversal in 2008 and the 2007 debt retirement costs) was driven primarily by the decline in the operating ratio of the transportation segment, increased interest costs and higher selling, general and administrative expenses, partially offset by improved results in the manufacturing segment and decreased income taxes (excluding the tax impacts of the pension decision and the debt retirement costs).

The decline in transportation operating ratio in comparison to the prior year is largely attributable to $5.8 million in higher costs in 2008 for boat and barge repairs, $7.3 million higher costs of outside fleeting, shifting and towing, margin losses on weather-related conditions, the unrecovered portion of escalating fuel costs and wage inflation ahead of real growth in revenue. In the first quarter our barge delay days were 71% higher than the prior year primarily on the Arkansas and Illinois rivers. The sustained high water led to operating inefficiencies resulting from tow size restrictions, draft restrictions, standby boat requirements, high water surcharges and lost margin on delay days. We estimate that the weather related transportation inefficiencies drove a $4.7 million decline in our transportation margin. Revenues per average barge increased 22.8% in the first quarter 2008 over their first quarter 2007 level. Approximately half of the increase was due to higher non-affreightment revenues and half to higher affreightment revenues. The higher affreightment revenue per barge was primarily due to fuel price adjustments, as, on a fuel neutral basis overall ton-mile rates only increased 5.6% period over period. A continued upward movement in fuel pricing drove approximately $7.3 million in direct unrecovered fuel price increases in the quarter, with fuel rising as a percent of sales over 7% compared to the prior year quarter. Fuel consumption was flat with the prior year quarter but the average price per gallon increased 59% to $2.81 per gallon. Additionally, we estimate that fuel price escalation drove approximately $2.0 million of the increase over the prior year quarter in the cost of fleeting, shifting and towing services we purchased during the first quarter of 2008. These increases in expense were partially offset by positive fuel-neutral pricing and higher non- affreightment revenues in the current year quarter.

Despite more than twice as many weather days in the current year quarter when compared to prior year, the manufacturing segment completed the same number of barges with a production mix shift to more tank barges and one more special vessel. Labor hours per barge produced declined compared to the prior year driving a 1.0% improvement in operating margin despite steel escalation pass-throughs that negatively impact margin.

The increase in selling, general and administrative expenses was related to the consolidation of the naval architecture and engineering subsidiary’s expenses which were not in the prior year first quarter, severance related charges, increased personal injury claims related to prior year claims of which we have been newly notified and higher employee medical expenses. The severance costs related to certain reductions in force are expected to generate annual savings of over $3.0 million annually.

During the first quarter of 2008, the Company invested $8.0 million in improvements to the existing boat and barge fleet, $2.1 million in improvements to our shipyard and $2.0 million in improvements to our facilities including our marine services facilities along the Inland Waterways.

Transportation

Affreightment contracts comprised approximately 70.0% or $143.4 million of the Company’s transportation segment total revenues for the quarter ended March 31, 2008 compared to approximately 73.5% or $129.4 million for the quarter ended March 31, 2007. Under such contracts our customers engage us to move cargo for a per ton rate from an origin point to a destination point along the Inland Waterways on the Company’s barges, pushed primarily by the Company’s towboats. Affreightment contracts include both term and spot market arrangements. The Company is responsible for tracking and reporting the tonnages moved under such contracts.

The remaining segment revenue of approximately 30.0% or $61.4 million in the quarter ended March 31, 2008 and approximately 26.5% or $46.8 million in the quarter ended March 31, 2007 (“non-affreightment revenues”) were generated either by demurrage charges related to affreightment contracts or by one of three other distinct contractual arrangements with customers: charter/day rate contracts, outside towing contracts, or other marine services contracts. Transportation services revenue for each contract type is summarized in the key operating statistics table that follows.

Under charter/day rate contracts the Company’s boats and barges are leased to third parties who control the use (loading, movement, unloading) of the vessels. The ton-miles for charter/day rate contracts are not included in the Company’s tracking of affreightment ton-miles, but is captured and reported as part of ton-miles non-affreightment.

Outside towing revenue is earned by moving barges for other affreightment carriers at a specific rate per barge move.

Marine services revenue is earned for fleeting, shifting and cleaning services provided to third parties.

Comparatively, 24 more liquid tank barges, on average, were serving customers under charter/day rate contracts in the first quarter of 2008 versus the first quarter of 2007. This increase in the number of barges and higher available pricing drove charter and day rate revenue up 46.8% in the quarter ended March 31, 2008 over the comparable period of the prior year. Additionally, this caused gross ton-miles reported under affreightment contracts to be lower than if there had been no shift in barge deployment.

Key operating statistics regarding our transportation segment are summarized in the following table.

Key operating statistics

	Quarter Ended March 31,		% Change to
	2008	2007	2007

Ton-miles (000’s):
Total Dry	8,118,444	8,523,012	(4.7)%
Total Liquid	762,285	772,277	(1.3)%

Total affreightment ton-miles	8,880,729	9,295,289	(4.5)%

Total ton-miles non-affreightment	1,144,685	928,540	23.3%

Total ton-miles	10,025,414	10,223,829	(1.9)%

Ton-mile average:
Dry affreightment barge	3,391	3,303	2.7%
Rates per ton mile/Revenues per average barge:
Increase in dry rate per ton-mile			14.3%
Increase in fuel neutral dry rate per ton-mile			5.1%
Increase in liquid rate per ton-mile			23.4%
Increase in fuel neutral liquid rate per ton-mile			6.7%
Overall rate per ton-mile	$16.17	$13.93	16.1%
Overall fuel neutral rate per ton-mile	$14.71	$13.93	5.6%
Revenue per average barge operated	$73,255	$59,644	22.8%
Fuel Price and Volume Data:
Fuel Price	$2.81	$1.77	59.3%
Fuel Gallons	19,288	19,265	0.1%
Revenue data (in thousands):
Affreightment revenue	$143,374	$129,355	10.8%

Towing	20,218	12,640	60.0%
Charter and day rate	19,209	13,089	46.8%
Demurrage	11,658	12,324	(5.4)%
Other	10,362	8,721	18.8%

Total non-affreightment	61,447	46,774	31.4%

Total transportation segment revenue	$204,821	$176,129	16.3%

Data regarding changes in our barge fleet for the quarter ended March 31, 2008 are summarized in the following table.

Barge Fleet Changes

Barges-Current Quarter	Dry	Tankers	Total

Barges operated as of the end of 2007	2,440	388	2,828
Retired	(42)	(4)	(46)
Purchased	1	—	1
Change in number of barges leased	(19)	—	(19)

Barges operated as of the end of the 1st qtr of 2008	2,380	384	2,764

Data regarding our boat fleet at March 31, 2008 is contained in the following table.

Owned Boat Counts and Average Age by Horsepower Class

		Average
Horsepower Class	Number	Age

1,950 or less	57	31.2
Less than 4,300	22	33.8
Less than 6,200	43	33.3
7,000 or over	15	30.7

Total/overall age	137	32.2

In addition, the Company had 22 chartered boats in service at March 31, 2008. Average life of a boat (with refurbishment) exceeds 50 years. One owned boat is actively marketed for sale and is included in assets held for sale in prepaid and other current assets at March 31, 2008.

Operating conditions in the first quarter of 2008 were less favorable than those experienced in the first quarter of the prior year. Inland waterway conditions worsened compared to the prior year with closure of the upper river systems for almost 35 days in the first quarter of 2008 compared to 20 to 25 days due to icing and significant fog conditions in the Gulf in the prior year. The impact of the longer ice season was exacerbated by extensive high water throughout the first quarter of 2008. In the 2008 first quarter our barge delay days were 71% higher than the prior year, primarily on the Arkansas and Illinois rivers. The sustained high water led to operating inefficiencies resulting from tow size restrictions, daylight only operations, draft restrictions, standby boat requirements, high water surcharges and lost margin on delay days. We estimate that the weather related transportation inefficiencies drove a $4.7 million decline in our transportation margin.

The operating conditions impacted grain demand, even when compared to a fairly weak prior year volume, with grain ton-miles down over 25%. Favorable grain pricing in the quarter, 14.5% higher than prior year, was primarily attributable to the impact of the difficult operating conditions in the quarter on barge availability and did not contribute to offsetting the volume shortfall. The average annual grain rates for the mid-Mississippi River, which we believe is an indicator of the total market, increased over 60% in 2005 and by over 20% in 2006. Grain rates declined in 2007 by approximately 6% from their 2006 levels, remaining, however, 15% above the 2005 rates. We do not track grain rates in January and February due to significantly reduced volumes during that time frame. Historically, grain has experienced the greatest degree of seasonality among all the commodity segments, with demand generally following the timing of the annual harvest. Demand for grain movement generally begins around the Gulf Coast and Texas regions and the southern portions of the Lower Mississippi River, or the Delta area, in late summer of each year. The demand for freight spreads north and east as the grain matures and harvest progresses through the Ohio Valley, the Mid-Mississippi River area, and the Illinois River and Upper Mississippi River areas. System-wide demand generally peaks in the mid-fourth quarter. Demand normally tapers off through the mid-first quarter, when traffic is generally limited to the Ohio River as the Upper Mississippi River normally closes from approximately mid-December to mid-March, and ice conditions can hamper navigation on the upper reaches of the

Illinois River. The annual differential between peak and trough rates has averaged 123% a year over the last five years. Tariff rates in March 2008 were 495% due primarily to fuel price increases and the impact of difficult operating conditions on barge availability. Tariff rates in March 2007 at 313% were seasonally normal compared to the previous five year March average of 222% and March 2005 at 289%. Tariff rates in March 2006 at 358% were driven by grain demand carryover from the 2005 hurricane season. Our coal volume was essentially flat with the prior year quarter though a larger percentage of coal moves were under more favorably priced spot contracts. Bulk volumes were stronger in the 2008 quarter compared to the prior year primarily due to salt and fertilizer moves as bulk import commodities remained soft. Overall dry rates per ton mile were up 14.3% year over year, with the majority of the increase driven by fuel cost pass-throughs. The overall dry fuel neutral rate per ton mile rose only 5.1%. For affreightment contracts, average ton-miles per barge were up slightly compared to the prior year for both dry and liquid cargoes.

Total liquid cargo affreightment tonnage was impacted by the shift of 24 more barges, on average, into day rate towing. Revenues from charter and day rate contracts increased 47% for the first quarter ended March 31, 2008 compared to the same period of 2007 due primarily to higher available pricing for these contracts and this strategic shift in asset deployment. Fuel-neutral rates per ton-mile for liquid cargoes rose 6.7% over the prior year.

Total revenues per average barge increased 22.8% in the first quarter of 2008 compared to the prior year quarter. Approximately half of the increase was due to higher non-affreightment revenues and half to higher affreightment revenues. The higher affreightment revenue per barge was primarily due to fuel price adjustments. On a fuel neutral basis overall ton-mile rates only increased 5.6% period over period.

A continued upward movement in fuel pricing drove over $7.3 million in unrecovered fuel price increases in the quarter, with fuel rising as a percent of sales over 7% compared to the prior year quarter. Fuel consumption was flat with the prior year quarter but the average price per gallon increase 59% to $2.81 per gallon. Additionally, we estimate that fuel price escalation drove approximately $2.0 million of the increase over the prior year quarter in the cost of fleeting, shifting and towing services we purchased during the first quarter of 2008. Additionally, $5.8 million in higher costs in 2008 for boat and barge repairs, $7.3 million higher costs of outside fleeting, shifting and towing, and wage inflation ahead of real growth in revenue were major drivers of the decline in the operating ratio in the first quarter of 2008 compared to 2007. These increases in expense were partially offset by positive fuel-neutral pricing and higher non-affreightment revenues in the current year quarter.

Manufacturing:  In the first quarter of both 2008 and 2007 no barges were produced for our transportation segment. Increased revenues in the manufacturing segment were driven by the mix shift to more tank barges and special vessels than in the prior year and by steel price escalation clauses.

Manufacturing segment units produced for external sales or internal use

	Quarter Ended March 31,
	2008	2007

External sales:
Liquid tank barges:
Ocean tank barges	1	—
Liquid tank barges	9	7
Dry cargo barges	79	82

Total external units sold	89	89

We plan to build approximately 295 barges (199 dry, 89 liquid and 5 special vessels) this year, of which approximately 32 will be internal builds. All of the internal builds are anticipated to be liquid tank barges. We continue to believe there is no sign of over-production in the industry and that most of the production is for replacement demand.

Consolidated Financial Overview — Non-GAAP Financial Measure Reconciliation

AMERICAN COMMERCIAL LINES INC.

NET INCOME TO EBITDA RECONCILIATION
(Dollars in thousands)
(Unaudited)

	Quarter Ended March 31,
	2008	2007

Net Income (Loss) from Continuing Operations	$2,303	$(1,066)
Discontinued Operations, Net of Income Taxes	12	(46)

Consolidated Net Income (Loss)	$2,315	$(1,112)

Adjustments from Continuing Operations:
Interest Income	(50)	(24)
Interest Expense	6,732	3,181
Debt Retirement Expenses	—	21,749
Depreciation and Amortization	12,646	12,211
Taxes	1,375	(638)
Adjustments from Discontinued Operations:
Interest Income	(19)	(54)
Depreciation and Amortization	—	—
Taxes	7	(28)

EBITDA from Continuing Operations	23,006	35,413
EBITDA from Discontinued Operations	—	(128)

Consolidated EBITDA	$23,006	$35,285

EBITDA from Continuing Operations by Segment:
Transportation Net Loss	$(1,010)	$(3,360)
Interest Income	(48)	(24)
Interest Expense	6,732	3,181
Debt Retirement Expenses	—	21,749
Depreciation and Amortization	11,907	11,631
Taxes	1,375	(638)

Transportation EBITDA	$18,956	$32,539

Manufacturing Net Income	$3,507	$2,446
Interest Income	—	—
Interest Expense	—	—
Depreciation and Amortization	654	580
Taxes	—	—

Total Manufacturing EBITDA	4,161	3,026
Intersegment Profit	(147)	(152)

External Manufacturing EBITDA	$4,014	$2,874

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

Outlook

Transportation:  We believe that our value proposition is to deliver the safest, cleanest, most cost effective and innovative transportation solutions to our customers. Barge transportation is widely recognized as the lowest cost, cleanest, safest and most fuel efficient mode of transportation in the U.S. and is estimated to be operating at only 50% of infrastructure capacity. We expect over the next few years to significantly change our portfolio mix of commodities and increase the capacity of our liquid fleet. Though the re-balancing of the transportation portfolio is expected to take some time, we have begun to make tangible progress. During the first quarter of 2008 our transportation revenues were comprised of 30% liquid, 30% bulk, 19% grain, 11% coal and 10% steel. During 2007 our transportation revenues were comprised of 31% bulk, 27% liquids, 25% grain, 9% steel and 8% coal. During 2006, our transportation revenues were comprised of 32% grain, 28% bulk, 24% liquids, 8% coal and 8% steel. We intend to pursue a comprehensive sales and marketing program involving freight that has traditionally been moved by barge as well as freight that is currently “off-river” to convert the Company’s portfolio mix of business to 40% liquids, 20% coal, 20% bulk, 10% grain, 5% steel and 5% emerging markets.

Consistent with our strategic vision, we plan to continue growing our liquids business, and reshaping our dry business by pursuing the following strategies.

•	Dry cargo barge retirements in the first quarter of 2008 totaled 42 barges, bringing the total number of retirements in 2006 through the first quarter of 2008 to 528 units, or almost 20% of the Company’s previously existing dry cargo fleet. We expect approximately 150 additional barge reductions in our dry fleet in 2008. We have significantly reduced production of new dry cargo barges to be built during 2008 for our transportation division at our shipyard and expect that increasing the efficiency of the existing fleet should compensate for the scrapping of older barges in the near term.

•	We have increased the number of liquid tank barges to be built at our shipyard later in 2008, in order to add approximately 15% to our existing liquid tank barge barrel capacity to accommodate accelerated growth in our liquids division.

•	In August 2007 we established a headquarters location in Houston, Texas for our liquids division to more directly service the majority of our primary liquids customers and prospects.

•	We continue replacing certain seasonal dry cargo spot business with more ratable long-term contract business.

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

Year to date through March 31, 2008 our barrel capacity of our liquid fleet has decreased slightly. All of the barges built by our manufacturing division for the transportation division in 2008 are expected to be liquid cargo barges, further expanding our liquids capacity.

Our objectives are similar in the dry markets, pursuing growth that fits within our scheduled service model while retaining existing business that fits in this model. Management believes the key to our success in the dry markets will again be driven by producing a more valuable transportation service product to compete for more new, ratable business against other transportation modes. This is also a key to increased dry fleet efficiency. We are focused on improving asset turn rates through reduction of average stationary days per barge loading. We expect to continue to focus our efforts on moving more ratable coal and capturing distressed rail movements. New coal business is expected to be market-priced. The majority of our existing coal volume moves under a legacy contract. Although the contract contains fuel and general cost escalation clauses, it is only marginally profitable. Pet coke, alumina and outbound steel have offered some early progress in our dry portfolio rebalancing. As we move to replace a portion of the grain moved by barge, we continue to seek expansion in large, ratable dry shipments with existing and new customers in the Company’s primary service lanes. Many of the cargoes we are testing are conversions from other modes of transportation, primarily rail. The Company expects to continue to offer these modal alternatives in chemicals as well as in new target markets such as forest products/lumber, coal/scrubber stone, energy products, and in emerging markets like municipal solid waste. We believe that there is significant opportunity to move by barge certain cargoes that currently move via truck and rail. On a year-to-date basis we believe we have generated over $28 million in new organic growth.

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

At March 31, 2008, 73% of our fleet consisted of covered hopper barges. The demand for coarse grain freight, particularly transport demand for corn, has historically been an important driver of our revenue. We expect grain to still be a component of our future business mix. However, the grain flows we expect to pursue going forward are the ratable, predictable flows. Smaller, more targeted, export grain programs that run ratably throughout the year are likewise attractive as they are not as susceptible to volatile price swings and seasonal harvest cycles. The complex interrelationships of agricultural supply/demand, the weather, ocean going freight rates and other factors lead to a high degree of unattractive volatility in both demand and pricing. Our service commitment is to build and maintain a covered barge fleet that handles ratable, profitable commodities. We expect that the introduction of new demand will, over time, drive our grain position down to approximately 10% of our revenue base.

Although we expect to significantly reduce our exposure to seasonal grain moves, grain is still expected to be both an important commodity for us and, as circumstances allow, a tactical opportunity. The United States Department of Agriculture (the “USDA”) forecasted, as of April 9, 2008, corn exports of 2.50 billion bushels for the 2007/2008 crop year and 2.13 billion bushels for the 2006/2007 crop year. Crop years are measured from September 1 through August 31 of the next calendar year. The total 2007/2008 and 2006/2007 corn harvests are estimated to be approximately 13.07 billion and 10.53 billion bushels, respectively. We believe that the estimated corn harvest size and export demand will result in a significant opportunity for barge transportation service for export grain through the port of New Orleans.

According to Informa, from 1998 to 2006, the Inland Waterways fleet size was reduced by 2,395 dry cargo barges and 99 liquid tank barges for a total reduction of 2,494 barges, or 10.8%. Industry data indicates that the industry fleet, net of barges scrapped, increased by 240 dry cargo barges and 24 tank barges in the past two years, ending 2007 at 18,029 dry and 2,866 liquid barges, for a total fleet size of 20,895. This overall level remains 9.5% below the 1998 level. We believe capacity will continue to be taken out of the industry as older barges reach the end of their useful lives. From an overall barge supply standpoint, we believe that approximately 25% of the industry’s existing dry cargo barges will be retired in the next four to eight years. We also believe that a like number of barges will be built during this period, although the exact number of additions or reductions in any given year is difficult to estimate. Competition is intense for barge freight transportation. The top five carriers (by fleet size) of dry and liquid barges comprise over 62% of the industry fleet in each sector as of December 31, 2007. The average economic useful life of a dry cargo barge is generally estimated to be between 25 and 30 years and between 30 and 35 years for liquid tank barges. Our fleet of dry cargo barges will see over half of the 2,380 barges in service reach 30 years of age by the end of 2010. We may replace lost capacity through new builds, acquisitions, barge refurbishments and increased asset utilization.

Freight rates in both the dry and liquid freight markets are a function of the relationship between the amount of freight demand and the number of barges available to load freight. We believe the current supply/demand relationship for dry cargo freight indicates that recent improvements in contract market freight rates will stabilize in the near term with the possibility of further moderate increases in freight rates in the future if capacity continues to decline. Fuel price increases which we have experienced in the fourth quarter of 2007 and the first quarter of 2008 act to increase rates due to contractual fuel rate adjustment clauses. These rate increases decrease margin percentages as equal amounts are added to revenue and to expense, diluting margin. We believe the supply/demand relationship for liquid freight will also continue to benefit from tightened supply/demand dynamics in the industry.

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

From an expense standpoint, fuel price increases may reduce profitability in three primary ways. First, contractual protection in the Company’s newest term contracts operate on a one month lag thereby exposing us to a one month delay in recovering higher prices. Some older term contracts are adjusted quarterly thus lengthening our exposure. We have been changing the frequency of rate adjustments for fuel price from quarterly to monthly as we renew our contracts. Our fuel price risk is highest in periods of rapidly escalating fuel prices. Second, fuel rates may move ahead of booked-forward spot market pricing. Third, fuel expense is a significant component of the cost structure of other fleeting, shifting and towing vendors that we use. These costs are passed through to us in higher rates for such services and we are generally unable to pass these increases through to our customers. In the quarter ended March 31, 2008, we believe we recovered approximately 87% of our direct fuel cost through the fuel rate adjustment clauses in our contracts and through spot rate pricing. Though this represents a sequential improvement from the 76% recovery rate in the fourth quarter of 2007 we believe the continuing increases in fuel costs drove over $7.3 million of the decline in our operating income in the first quarter of 2008. In anticipation of further instability in fuel pricing, as of March 31, 2008, we entered into fuel swap contracts fixing the price on 4,200,000 gallons of our anticipated future 2008 fuel usage. The value of the swaps at March 31, 2008 was $0.7 million. We anticipate that we will continue to hedge the cash flows related to unprotected fuel gallons as monthly contracts expire and may expand the total size of the hedge program.

Increases in wages and other costs, if they are not recoverable under contract adjustment clauses or through rates we are able to obtain in the market, also create margin pressure. We would also expect to experience continued pressure on labor rates, which we expect to defray through labor escalators in some of our contracts and through pricing. Competition for experienced vessel personnel is strong, and increases in experienced vessel personnel wage rates has been exceeding the general inflation level for several years. We expect this trend to continue and may not be able to recover such increases over time.

Manufacturing.  At March 31, 2008, our manufacturing segment’s vessel manufacturing backlog for external customers was approximately $403 million of contracted revenue with expected deliveries extending into the second half of 2010, a decline of approximately $27 million from the end of 2007. In January 2008, a new contract for approximately $100 million of additional barges, including options, was signed. Contract options are not included in the computation of the approximate vessel backlog until signed. The new contract increased the backlog by approximately $25 million from the year end level. Almost all of the contracts in the backlog contain steel price adjustments. The actual price of steel at the time of construction may result in contract prices that are greater than or less than those used to calculate the backlog at the end of the first quarter of 2008. All of the contracts booked since 2006 are expected to exceed our minimum acceptable operating margin when they enter production. This backlog excludes option units in booked contracts and our planned construction of internal replacement barges. We are focused on reducing labor costs relative to our bid specifications. Additionally, at the end of 2007 we had over $200 million related to more than 375 vessels in our backlog that were priced under contracts or options negotiated at lower estimated margins and with more aggressive labor estimates than in contracts signed during 2006 and 2007, which will result in margin pressure as they enter production. Approximately 60 to 65% of this $200 million lower margin business is expected to be produced in 2008. During the first quarter of 2008 all of the barges except the blue water barge were legacy barges totaling over $50 million of total quarterly revenue. Unsigned options in these contracts on nearly 200 additional vessels or more than $100 million of revenues are expected to extend the margin impact into 2010 and 2011 if the options are exercised. We expect that these pressures will decline as a percent of total production in 2008 and beyond as the underlying vessels are completed. All legacy contracts contain steel price escalation clauses, however, some option barges are not covered by labor or other cost escalation clauses. We expect that 2008 full year revenues in our manufacturing segment will exceed 2007 revenues, though the number of barges produced is expected to decline. The increase is due to an expected sales mix shift to more higher priced liquid cargo barges.

AMERICAN COMMERCIAL LINES INC. OPERATING RESULTS by BUSINESS SEGMENT
Quarter Ended March 31, 2008 as compared with Quarter Ended March 31, 2007

				% of Consolidated
				Revenue
	Quarter Ended March 31,			1st Quarter
	2008	2007	Variance	2008	2007
	(Dollars in thousands except where noted)
	(Unaudited)

REVENUE
Transportation and Services	$206,454	$176,129	$30,325	76.3%	77.2%
Manufacturing (external and internal)	64,553	52,680	11,873	23.9%	23.1%
Intersegment manufacturing elimination	(491)	(565)	74	(0.2)%	(0.3)%

Consolidated Revenue	270,516	228,244	42,272	100.0%	100.0%
OPERATING EXPENSE
Transportation and Services	200,223	156,138	44,085
Manufacturing (external and internal)	61,077	50,523	10,554
Intersegment manufacturing elimination	(344)	(413)	69

Consolidated Operating Expense	260,956	206,248	54,708	96.5%	90.4%
OPERATING INCOME
Transportation and Services	6,231	19,991	(13,760)
Manufacturing (external and internal)	3,476	2,157	1,319
Intersegment manufacturing elimination	(147)	(152)	5

Consolidated Operating Income	9,560	21,996	(12,436)	3.5%	9.6%
Interest Expense	6,732	3,181	3,551
Debt Retirement Expenses	—	21,749	(21,749)
Other Expense (Income)	(850)	(1,230)	380

Income (Loss) Before Income Taxes	3,678	(1,704)	5,382
Income Taxes (Benefit)	1,375	(638)	2,013
Discontinued Operations	12	(46)	58

Net Income (Loss)	$2,315	$(1,112)	$3,427

Domestic Barges Operated (average of period beginning and end)	2,796	2,953	(157)
Revenue per Barge Operated (Actual)	$73,255	$59,644	$13,611

RESULTS OF OPERATIONS

Quarter ended March 31, 2008 comparison to quarter ended March 31, 2007

Revenue.  Consolidated revenue increased by $42.3 million or 18.5% to $270.5 million.

Transportation and services revenues increased $30.3 million primarily due to $12.9 million in contract fuel cost recovery, a 5.6% increase in overall fuel neutral rates and higher levels of outside towing and charter/day rate revenue partially offset by lower demurrage revenue. Volume declined by 1.9% to 10.0 billion ton-miles in the quarter. The volume decline was due to a one quarter decline in grain volume, primarily attributable to poor operating conditions on the Illinois and Arkansas rivers partially offset by strong bulk volume, a small increase in coal shipments and an increase in outside towing. The bulk volume increase was primarily salt and fertilizer cargoes. Revenues from the professional services group formed by the acquisition of our naval architecture and engineering company in October of 2007 were $1.6 million in the quarter ended March 31, 2008.

Revenue average per barge operated for the first quarter of 2008 increased 22.8% to $73,255 from $59,644 for the first quarter of 2007. Approximately half of the increase was due to higher non-affreightment revenues and half to higher affreightment revenues. The higher affreightment revenue per barge was primarily due to fuel price adjustments, as, on a fuel neutral basis overall ton-mile rates only increased 5.6% period over period. Gross liquid volume under affreightment contracts was down by 1.3% in the quarter but was largely offset by increased revenue from charter/day rate contracts. On average, these contracts covered 24 more liquid tank barges in 2008 than in the comparable period of 2007. Charter and day rate revenue was up $6.1 million or 46.8% over the first quarter 2007. Liquid demand continues to be strong led by petro-chemical and refined product markets. Overall volume increases in the market included increased volumes of ethanol and bio-diesel, which has led to customers entering day rate contracts to ensure that their logistics requirements are met.

Manufacturing segment revenue from sales to third parties increased $11.9 million over the first quarter of 2007. In the first quarter of 2008, 79 dry barges, 9 liquid barges and 1 blue-water vessel were sold compared to 82 dry barges and 7 liquid barges in the first quarter 2007. No barges were produced for the transportation segment in the first quarter of either 2008 or 2007.

Operating Expense.  Consolidated operating expense increased by 26.5% to $261.0 million.

Transportation and services expenses increased 28.2%, or $44.1 million, primarily due to $20.2 million in higher fuel expenses, $15.6 million in higher material, supplies and other, $4.1 million in higher labor costs from increased numbers of vessel employees and wage inflation, $2.3 million higher selling, general and administrative expenses and $1.3 million lower gains on disposition of assets in the current year, offset by $2.1 million attributable to the decision to continue in the multi-employer pension plan with regard to certain represented river terminal employees. The increase in fuel expense was driven by a 59.3% increase to $2.81 per gallon on similar gallons consumed. The increase in materials, supplies and other expense was driven by higher expenses for boat and barge repairs ($5.8 million) , higher external shifting, fleeting and towing costs ($7.3 million, including an estimated impact of $2.0 million from the higher cost of fuel) and weather-related inefficiencies estimated at $4.7 million. The increase in selling, general and administrative expenses included approximately $1.0 million related to a reduction in the work force, $1.1 million related to previously unfiled personal injury claims and higher fringe benefit costs. These increases in expense were partially offset by positive fuel-neutral pricing and higher non-affreightment revenues in the current year quarter. The professional services group had $1.4 million in selling, general and administrative expenses in 2008 and none in the prior year quarter.

Manufacturing operating expenses increased 20.9% or $10.6 million primarily due to the shift in revenue mix into more liquid and blue-water vessels in the quarter and higher steel costs.

Operating Income.  Operating income declined by $12.4 million to $9.6 million. Operating income, as a percent of consolidated revenue, declined to 3.5% compared to 9.6% in the first quarter of the prior year.

The operating ratio in the transportation segment was 96.9% compared to 88.6% in 2007. In the transportation segment, as a percentage of segment revenue, fuel cost was 26.5% compared to 19.3% in the prior year, labor and fringe benefits and material, supplies and other were 13.2% and 37.8%, respectively, of revenue compared to 14.2% and 35.1% in the prior year quarter, increasing $17.6 million in dollar terms. Despite increasing in dollar terms, selling, general and administrative expenses decreased slightly as a percentage of segment revenue to 8.7% compared to the prior year quarter.

Manufacturing gross margins improved to 6.6% from 5.6% due to achieved labor efficiencies on the barges sold and more effective management of weather days than in the first quarter of 2007. The improvement in selling, general and administrative expenses as a percentage of segment revenue was primarily due to the higher level of external sales.

Interest Expense.  Interest expense increased $3.6 million to $6.7 million. The increase was primarily attributable to additional borrowings on Company’s credit facility to repurchase $300 million of the Company’s stock during 2007.

Debt Retirement Expenses.  Debt retirement expenses in 2007 of $21.7 million represent the tender premium and the write-off of the unamortized debt costs related to the $119.5 million of 9.5% Senior Notes that were retired in the quarter.

Income Tax Expense.  The effective rate for domestic income tax is equal to the federal and state statutory rates after considering the deductibility of state income taxes for federal income taxes. During the quarters ended March 31, 2008 and 2007 our effective tax rate was 37.4%.

Net Income (Loss).  The Net Income (Loss) in the current year quarter and the change to the prior year quarter was driven by the items discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Our funding requirements include capital expenditures (including new barge purchases), vessel and barge fleet maintenance, interest payments and other working capital requirements. Our primary sources of liquidity are cash generated from operations, borrowings under the revolving credit facility and, to a lesser extent, barge scrapping activity, sale and leaseback transactions and cash proceeds from the sale of non-core assets. We expect that our sources of liquidity will be sufficient to meet planned capital expenditures, working capital and other cash requirements during 2008.

Our cash operating costs consist primarily of purchased services, materials and repairs, fuel, labor and fringe benefits (all of these presented as Cost of Sales on the condensed consolidated income statements), and selling, general and administrative costs.

Capital expenditures are a significant use of cash in our operations totaling $12.1 million in the quarter ended March 31, 2008. Capital is expended primarily to fund the building of new barges to replace retiring barges, to increase the useful life or enhance the value of towboats and barges and to replace or improve equipment used in manufacturing or other lines of business. We expect 2008 capital expenditures to be approximately $110 to $120 million, including approximately $50 million for construction of new liquid tank barges. Acquisition spending will be incremental to this expectation including the $8.5 million for the acquisition of the remaining ownership interests in Summit during the second quarter, 2008. Other capital expenditures are made for vessel and facility improvements and maintenance that extend the useful life or enhance the function of our assets. Sources of funding for these capital expenditures and other investments include cash flow from operations, borrowings under the revolving credit facility and, to a lesser extent, proceeds from barge scrapping activities.

Our Indebtedness

As of March 31, 2008, we had total indebtedness of $473.6 million. This included $472.8 million drawn under the revolving credit facility and $0.8 million in a hold back note from our acquisition of Elliott Bay Design Group.

The revolving credit facility bears interest at LIBOR plus a margin or at the prime rate plus a margin based on the consolidated leverage ratio as defined in the amended agreement. At March 31, 2008 the margin was 150 basis points above LIBOR and 25 basis points above prime. The effective interest rate at March 31, 2008 was 4.95%. The revolving credit facility contains certain covenants including a total leverage ratio, fixed charge coverage ratio and minimum net worth as defined in the facility loan agreement. The revolving credit facility is secured by the tangible and intangible assets of the Company.

The Elliott Bay note bears interest at 5.5% per annum and is payable on or before January 2, 2009. This note was part of the consideration given in the purchase of Elliott Bay.

As of March 31, 2008, the Company is in compliance with all covenants in its revolving credit facility. Through March 31, 2008 the Company’s total leverage ratio, as defined in the revolving credit facility, did not exceed 3.25 to 1.0 resulting in a current maximum borrowing capacity under the revolver of $504,113. However, for quarters beginning after April 1, 2008 the total leverage ratio is reduced per the amended agreement to 3.00 to 1.0.

Given our results for the quarter ended March 31, 2008 and the continuing impact of difficult operating conditions anticipated for the second quarter in combination with the contractual reduction in the maximum total leverage ratio discussed above, we anticipate further reduction in the Company’s available borrowing capacity as of the end of our second quarter. For that reason we anticipate that we will need to either increase our borrowing capacity through an amendment of the existing revolving credit facility or reduce the amount outstanding through other available means by the end of our second quarter. We are currently negotiating the terms of and expect to enter into an amendment of the existing revolving credit facility. An amendment of the revolving credit facility may result in higher borrowing costs and additional restrictive covenants. If the amendment cannot be completed by the end of the second quarter, we may have other alternatives to avoid a breach of existing covenants as of the end of the second quarter to avoid a breach of existing covenants.

Net Cash, Capital Expenditures and Cash Flow

Net cash used in operating activities was $8.3 million in the three months ended March 31, 2008 as compared to net cash used in operating activities of $6.0 million in the three months ended March 31, 2007. The decrease between years was due primarily to the higher negative impact of working capital changes in 2008 and lower net income in the 2008 after adding back the debt retirement expenses to the 2007 net loss as those are considered a financing cash flow. With regard to the higher negative working capital changes in 2008, the associated increase in current assets relates primarily to higher accounts receivable and work in process inventories in our shipyard, both of which are driven by higher production levels and higher pass through costs (fuel and steel).

Net cash used in investing activities was $20.3 million in the three months ended March 31, 2008 and $19.5 million in the three months ended March 31, 2007. Capital expenditures were $12.1 million and $6.6 million in the three months ended March 31, 2008 and 2007, respectively. Capital expenditures in 2008 included $8.0 million for marine equipment maintenance. Capital expenditures in 2007 included $3.0 million primarily for marine equipment maintenance. Remaining capital in both years was spent on facility improvements and computer hardware. Investing activities in 2008 also included the deposit of $8.5 million on the purchase of all of the remaining ownership interests in Summit Contracting. Investing activities in 2007 also included the $15.5 million cash purchase price related to the acquisition of towboats from the McKinney companies. These investing outlays were offset by proceeds of $0.6 million in 2008 and $3.3 million in 2007 on asset dispositions, primarily barges sold to third parties to be scrapped. A gain on these disposals of $0.4 million in 2008 and $1.6 million in 2007 is included in operating income in our condensed consolidated income statements.

Net cash provided by financing activities was $30.5 million in the three months ended March 31, 2008 and $23.5 million in the three months ended March 31, 2007. Cash provided in 2008 resulted from borrowings under the revolving credit facility net of a reduction in outstanding checks. In 2008 the acquisition of treasury stock due to cashless exercises under our share-based compensation plans was nearly offset by the tax deduction of the excess benefit of share-based compensation and amounts paid for exercise of stock options. Cash provided in 2007 was $164.8 million from borrowings under our revolving credit agreement, $1.8 million from the exercise of share-based compensation and $9.7 million related to the tax deduction for the excess benefit related to share-based compensation.

CHANGES IN ACCOUNTING STANDARDS

In September 2006 the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The standard defines fair value as the price received to sell an asset or paid to transfer a liability in an orderly transaction between market participants (knowledgeable, independent, able, willing parties) at any measurement date. The standard assumes highest and best use defined from the perspective of a market participant. Transactions costs are excluded from fair value. The standard creates a hierarchy of fair value determination where Level 1 is active market quotes for identical assets, Level 2 is active market quotes for similar assets and Level 3 is for fair value determined through unobservable inputs. Fair value must account for risk (those inherent in the valuation process, risk that an obligation may not be fulfilled) and for any restriction on an asset if a market participant would consider in valuation. This Statement does not eliminate the practicability exceptions to fair value measurements in many accounting pronouncements including APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, FASB Statements No. 87, “Employers’ Accounting for Pensions”, No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, No. 107, “Disclosures about Fair Value of Financial Instruments”, No. 141, “Business Combinations”, No. 143, “Accounting for Asset Retirement Obligations”, No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, and No. 153, “Exchanges of Nonmonetary Assets”. The provisions of SFAS 157 became effective for the Company on January 1, 2008. SFAS 157 transition provisions for certain instruments requires cumulative-effect adjustments to beginning retained earnings. The Company had no instruments requiring this treatment at January 1, 2008. Therefore, the impact of SFAS 157 on the Company will be prospective through earnings or other comprehensive income, as appropriate. Adoption of the fair value measurements made by the Company in the financial statements did not have a material impact on the financial position or results of operations of the Company and is not anticipated to have a significant impact in the future. Fair value measurements included in the financial statements at March 31, 2008 include the values assigned to fuel price swaps based on Level 1 (active market quotes for identical assets) and for one boat held for sale based on Level 3 (unobservable inputs). The estimated fair value of the boat is based on limited market pricing for similar assets and remained unchanged during the quarter.

In February 2007 the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 allows entities to voluntarily choose, at specified election dates, to measure many financial assets and financial liabilities (as well as certain non-financial instruments that are similar to financial instruments) at fair value (the “fair value option”). The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, SFAS 159 specifies that all subsequent changes in fair value for that instrument shall be reported in earnings. SFAS 159 is effective as of the beginning of the Company’s fiscal year that began January 1, 2008. We did not elect the fair value option allowed by this standard for any pre-existing financial assets or liabilities and, therefore, the adoption of SFAS 159 did not have a significant effect on the Company’s financial statements on adoption.

In December 2007 the FASB issued SFAS No. 141 (revised 2007) “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) applies to all transactions or other events in which an entity obtains control of one or more businesses. It does not apply to formation of a joint venture, acquisition of an asset or a group of assets that does not constitute a business or a combination between entities or businesses under common control. SFAS 141(R) is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2008. Early adoption of SFAS 141(R) is prohibited. SFAS 141(R) retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations. SFAS 141(R) retains the guidance in Statement 141 for identifying and recognizing intangible assets separately from goodwill. SFAS 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement. That replaces Statement 141’s cost-allocation process. SFAS 141(R) requires acquisition-related costs and restructuring costs that the acquirer expected but was not obligated to incur to be recognized separately from the acquisition. It also requires entities to measure the non-controlling interest in the acquiree at fair value and will result in recognizing the goodwill attributable to the non-controlling interest in addition to that attributable to the acquirer. This Statement requires an acquirer to recognize assets acquired and liabilities assumed arising from contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. Early adoption of SFAS 141(R) is prohibited. The Company will apply the provisions of the standard to future acquisitions of businesses, as required subsequent to January 1, 2009.

In December 2007 the FASB issued SFAS No. 160 “Non-controlling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 requires that the ownership interests in subsidiaries held by third parties be presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. The amount of consolidated net income attributable to the parent and to the non-controlling interest must be clearly identified and presented on the face of the consolidated statement of income. Changes in a parent’s ownership interest while the parent retains its controlling financial interest must be accounted for as equity transactions. SFAS 160 requires that entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2008. Early adoption of SFAS 160 is prohibited. We are still evaluating the expected impact of SFAS 160 at this time.

In December 2007 the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” which requires expanded disclosure surrounding derivative instruments and hedging activities. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We have not yet early adopted SFAS No. 161 and are still evaluating the expected impact of SFAS 161 at this time.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect our reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses for the same period. Actual results could differ from those estimates. Some of the significant estimates underlying these financial statements include reserves for doubtful accounts, obsolete and slow moving inventories, amounts of pension and post-retirement liabilities, incurred but not reported medical claims, insurance claims and related receivable amounts, deferred tax liabilities, assets held for sale, environmental liabilities, valuation allowances related to deferred tax assets, expected forfeitures of share-based compensation, liabilities for unbilled harbor and towing services and depreciable lives of long-lived assets. No significant changes have occurred in these policies which are more fully described in the Company’s filing on Form 10-K for the year ended December 31, 2007. Operating results for the interim periods presented herein are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. Our quarterly revenues and profits historically have been lower during the first six months of the year and higher in the last six months of the year due primarily to the timing of the North American grain harvest.

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. As such, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The condensed consolidated balance sheet as of December 31, 2007 has been derived from the audited consolidated balance sheet at that date. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

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

Fuel Price Risk

For the quarter ended March 31, 2008, fuel expenses represented approximately 26.5% of our transportation segment revenue. A one cent per gallon rise in fuel price would increase our annual operating expense by approximately $0.8 million. We partially mitigate our fuel price risk through contract adjustment clauses in our term contracts. Contract adjustments are deferred either one quarter or one month, depending primarily on the age of the term contract. We have been increasing the frequency of contract adjustments to monthly as contracts come up for renewal to further limit our exposure. We also have exposure under forward booked spot contracts and, to the extent that spot rates respond to factors other than the price of fuel, on other spot movements. All of our grain, which was 25% of our total transportation segment revenue for the full year in 2007, and some of our coal move under spot contracts. In periods of rapidly rising fuel prices we are also exposed to pass-through impacts of higher fuel prices on purchased outside towing, fleeting and shifting costs from third parties engaged in those activities on the Inland

Waterways. From time to time ACL has utilized derivative instruments to manage the cash flow volatility resulting from increases in fuel prices. Since December, 2007 we have been actively engaged in hedging a portion of our spot move fuel price exposure. At March 31, 2008 we had entered fuel price swaps for 4.2 million gallons maturing for usage through October, 2008. We may increase the number of gallons currently hedged. See also Note 8 to the unaudited condensed consolidated financial statements.

Interest Rate and Other Risks

At March 31, 2008, we had $472.9 million of floating rate debt outstanding, which represented the outstanding balance of the credit facility. If interest rates on our floating rate debt increase significantly, our cash flows could be reduced, which could have a material adverse effect on our business, financial condition and results of operations. A 100 basis point increase in interest rates would increase our cash interest expense by approximately $4.7 million annually. The Company has not hedged its exposure to interest rate risk at March 31, 2008, but may consider such hedges in the future. At March 31, 2008 the Company also had a 5.5% fixed rate $0.8 million term note due January, 2009.

Foreign Currency Exchange Rate Risks

The Company currently has no significant exposure to foreign currency exchange risk.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative disclosures about market risk are incorporated herein by reference from Item 2.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported accurately within the time periods specified in the SEC’s rules and forms. As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and Senior Vice President and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (pursuant to Exchange Act Rule 13a-15(b)). Based upon this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The conclusions of the CEO and CFO from this evaluation were communicated to the Audit Committee. We intend to continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

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

Environmental Litigation.

As of March 31, 2008 we were involved in the following environmental matters relating to the investigation or remediation of locations where hazardous materials have or might have been released or where we or our vendors have arranged for the disposal of wastes. These matters include situations in which we have been named or are believed to be a potentially responsible party (“PRP”) under applicable federal and state laws.

Barge Cleaning Facilities, Port Arthur, Texas.  American Commercial Barge Line LLC received notices from the U.S. EPA in 1999 and 2004 that it is a PRP at the State Marine of Port Arthur and the Palmer Barge Line Superfund Sites in Port Arthur, Texas with respect to waste from barge cleaning at the two sites in the early 1980s. With regard to the Palmer Barge Line Superfund Site, we have entered into an agreement in principle with the PRP group for all PRP cleanup costs.

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

Bulk Terminals Site, Louisville, Kentucky.  Jeffboat LLC has been contacted by the Kentucky Environmental and Public Protection Cabinet (“Cabinet”) requesting information related to Jeffboat’s participation at the Bulk Terminals Site, Louisville, Kentucky (“Site”), a liquid waste disposal facility. Jeffboat sent limited liquid waste to the Site during a period in the 1970s. The Cabinet is pursuing assessment and remedy as to groundwater contamination at the Site. A PRP group is in the process of forming regarding this groundwater issue and Jeffboat intends to participate in this PRP group in cooperation with the Cabinet. At this time, costs of participation, assessment and remedy are unknown. A reserve has been established of $50,000.

SEC Inquiry

The Company reported to and discussed with the Securities and Exchange Commission (the “SEC”) circumstances surrounding an e-mail sent by the Company’s former Senior Vice President and Chief Financial Officer on June 16, 2007 and the Company’s filing of a Form 8-K on June 18, 2007. On February 20, 2008, the SEC requested certain documents and other information from the Company in connection with these events. The Company is continuing to cooperate fully with the SEC. The Company does not believe that any inquiry by the SEC into these events will have a material impact on the Company. However, there can be no assurance that the SEC will not take any action against the Company or any of its current or former employees.

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

Our industry has previously suffered from an oversupply of barges relative to demand for barging services. Such oversupply may recur due to a variety of factors, including a drop in demand, overbuilding and delay in scrapping of barges approaching the end of their useful economic lives. Calendar years 2006 and 2007 were the first years in eight years that more barges were built than scrapped. We believe that approximately 25% of the industry’s existing dry cargo barge fleet will need to be retired due to age over the next five years. If that occurs, we believe that barge capacity will continue to be constrained. If an oversupply of barges were to occur, it could take several years before supply growth matches demand due to the variable nature of the barging industry and the freight transportation industry in general, and the relatively long life of marine equipment. Such oversupply could lead to reductions in the freight rates that we are able to charge.

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

The prices we have been able to charge for Jeffboat production have fluctuated historically based on a variety of factors including the cost of raw materials, the cost of labor and the demand for new barge builds compared to the barge manufacturing capacity within the industry at the time. Since late 2005 we have been increasing the pricing on our barges, net of steel costs, in response to increased demand for new barge construction. Some of the contracts signed prior to that time (the “legacy contracts”), including any options exercised for additional barges, will negatively impact manufacturing segment margins due to their lower overall pricing structure. We plan to continue increasing the pricing on our barges, net of steel, in conjunction with the expected additional demand for new barge construction as well as inflation of our costs. As a percent of total production legacy contracts will decline in 2008 and beyond. If demand for new barge construction diminishes we may not be able to increase pricing over our current levels or maintain pricing at current levels.

Higher fuel prices, if not recouped from our customers, could dramatically increase operating expenses and adversely affect profitability.

For the years ended December 31, 2007 and 2006, fuel expenses represented 20.9% and 19.9% of transportation revenues, respectively. For the quarters ended March 31, 2008 and 2007, fuel expenses represented 26.5% and 19.3% of transportation revenues, respectively. Fuel prices are subject to fluctuation as a result of domestic and international events. Generally, our term contracts contain provisions that allow us to pass through (usually on a one month or one quarter delay) a significant portion of any fuel expense increase to our customers, thereby reducing, but not eliminating, our fuel price risk. Fuel price is a key, but not the only variable in spot market pricing. Therefore, fuel price and the timing of contractual rate adjustments can be a significant source of quarter-over-quarter and year-over-year volatility, particularly in periods of rapidly escalating fuel prices. Negotiated spot rates may not fully recover fuel price increases.

Our operating margins are impacted by certain low margin “legacy” contracts and by spot rate market volatility for grain volume and pricing.

Our predecessor company emerged from bankruptcy in January, 2005. Our largest term contract for the movement of coal predates the emergence and was negotiated at a low margin. Though it contains a fuel adjustment mechanism, the mechanism may not fully recover increases in fuel cost. The majority of our coal moves since bankruptcy and through the 2015 expiration of this contract may be at a low margin. Additionally, contracts for barge manufacturing by our shipyard negotiated prior to 2006 also commit us to lower margins and more aggressive labor hour forecasts than we have recently achieved. Additionally, though the contracts contain steel price escalation clauses, only a portion adjust for increases in wage rates, which we have experienced since they were signed. If we are unable to improve our performance against the labor hour forecasts these contracts may reduce margins or inhibit margin improvements from our manufacturing division. These two concentrations of low margin business were approximately $155 million, $192 million and $185 million of our total revenues in 2005, 2006 and 2007, respectively. The combined legacy contract amounts in 2008 are expected to be slightly lower than 2007 excluding the impact of steel escalation.

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

Our barging operations are affected by weather and river conditions. Varying weather patterns can affect river levels, contribute to fog delays and cause ice to form in certain river areas of the United States. For example, the Upper Mississippi River closes annually from approximately mid-December to mid-March, and ice conditions can hamper navigation on the upper reaches of the Illinois River during the winter months. During hurricane season in the summer and early fall, we may be subject to revenue loss, business interruptions and equipment and facilities damage, particularly in the Gulf region. In addition, adverse river conditions can affect towboat speed, tow size and loading drafts and can delay barge movements. Terminals may also experience operational interruptions as a result of weather or river conditions. During the first quarter of 2008 the number of idle barge days due to high spring water conditions, primarily on the Illinois and Arkansas rivers, more than doubled over the prior year.

Jeffboat’s waterfront facility is subject to occasional flooding. Jeffboat’s manufacturing operation, much of which is conducted outdoors, is also subject to weather conditions. As a result, these operations are subject to production schedule delays or added costs to maintain production schedules caused by weather. During the first quarter of 2008 the number of lost production days due to weather conditions more than doubled from the prior year levels.

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

The Jones Act requires that, to be eligible to operate a vessel transporting non-proprietary cargo on the Inland Waterways, the company that owns the vessel must be at least 75% owned by U.S. citizens at each tier of its ownership. The Jones Act therefore restricts, directly or indirectly, foreign ownership interests in the entities that directly or indirectly own the vessels which we operate on the Inland Waterways. If we at any point cease to be 75% owned by U.S. citizens, we may become subject to penalties and risk forfeiture of our Inland Waterways operations. As of March 31, 2008, we are in compliance with the ownership requirements.

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

The average life expectancy of a dry cargo barge is 25 to 30 years. We anticipate that without further investment and repairs by the end of 2010 approximately half of our current dry cargo barges will have reached the end of their economic useful lives. Once barges begin to reach 25 years of age the cost to maintain and operate them may be so high that it is more economical for the barges to be scrapped, particularly with the current high market demand for scrap steel. If such barges are not scrapped, additional operating costs to repair and maintain them would likely reduce cash flows and earnings. If such barges are scrapped and not replaced, revenue, earnings and cash flows may decline. Though we anticipate future capital investment in dry cargo barges, we may choose not to replace all barges that we may scrap with new barges based on uncertainties related to financing, timing and shipyard availability. If such barges are replaced, significant capital outlays would be required. If the number of barges declines over time, our ability to maintain our hauling capacity will be decreased unless we can improve the utilization of the fleet. If these improvements in utilization are not achieved, revenue, earnings and cash flow could decline.

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

Given our results for the quarter ended March 31, 2008 and the continuing impact of difficult operating conditions anticipated for the second quarter in combination with the contractual reduction in the maximum total leverage ratio discussed above, we anticipate further reduction in the Company’s available borrowing capacity as of the end of our second quarter. For that reason we anticipate that we will need to either increase our borrowing capacity through amendment of the existing agreement or reduce the amount outstanding through other available means by the end of our second quarter. We are currently negotiating the terms of and expect amendment of the existing credit agreement. As discussed above, amendment of the agreement may result in higher borrowing costs and additional restrictive covenants. If the amendment cannot be completed by the end of the second quarter, we believe we have contractual remedies in the existing contract, the ability to sell and leaseback assets under the existing agreement, the ability to constrict our discretionary capital investment and maintenance spending in the quarter, the ability to sell additional equity of the Company, or any combination thereof to avoid a breach of existing covenants as of the end of the second quarter.

Our substantial borrowings are currently all tied to floating interest rates which may expose us to higher interest payments should LIBOR or the prime rate increase substantially.

At March 31, 2008, we had $472.9 million of floating rate debt outstanding, which represented the outstanding balance of the revolving credit facility. Each 100 basis point increase in interest rates, at our existing debt level, would increase our cash interest expense by approximately $4.7 million annually.

We face the risk of breaching financial covenants in our credit agreement.

Our credit agreement contains financial covenants, including requirements for the Company’s total leverage ratio as defined in the revolving credit facility. Based on our current financial forecast, we may not be in compliance with the total leverage ratio covenant beginning in the second quarter of 2008. While we are seeking an amendment to the revolving credit facility, and believe we have other alternatives to remain in compliance in the event that we are unable to amend the credit facility, there can be no assurance that we will be able to amend the credit facility or that the other alternatives will be available to us. A breach of this covenant (as well as other financial covenants) could result in a default under our credit agreement. Upon the occurrence of an event of default under our credit agreement, the lenders could elect to declare all amounts outstanding to be immediately due and payable and terminate all commitments to extend further credit. If the lenders accelerate the repayment of borrowings, we cannot provide assurance that we will have sufficient assets to repay our credit.

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

As of March 31, 2008, approximately 1,200 employees were represented by unions. Most of these unionized employees (approximately 1,180 individuals) are represented by General Drivers, Warehousemen and Helpers, Local Union No. 89, affiliated with the International Brotherhood of Teamsters, Chauffeurs, Warehousemen and Helpers of America (“Teamsters”), at our Jeffboat shipyard facility under a three-year collective bargaining agreement that expires in April 2010. Our remaining unionized employees (approximately 20 positions) are represented by the International Union of United Mine Workers of America, District 12 — Local 2452 at ACL Transportation Services LLC in St. Louis, Missouri under a collective bargaining agreement that expired in November 2007. We are continuing to negotiate with UMW for a successor agreement but cannot predict when or if a new agreement will be reached. Although we believe that our relations with our employees and with the recognized labor unions are generally good, we cannot assure that we will not be subject to work stoppages or other labor disruption in the future.

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

As of March 31, 2008 we were involved in the several matters relating to the investigation or remediation of locations where hazardous materials have or might have been released or where we or our vendors have arranged for the disposal of wastes. These matters include situations in which we have been named or are believed to be a potentially responsible party under applicable federal and state laws. As of March 31, 2008, we had approximately $50,000 in reserves for these environmental matters.

Any cash expenditures required to comply with applicable environmental laws or to pay for any remediation efforts in excess of such reserves will therefore result in charges to earnings. We may incur future costs related to the sites associated with the environmental issues, and any significant additional costs could adversely affect our financial condition. The discovery of additional sites, the modification of existing laws or regulations or the promulgation of new laws or regulations, more vigorous enforcement by regulators, the imposition of joint and several liability under CERCLA or analogous state laws or OPA 90 and other unanticipated events could also result in a material adverse effect.

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

The Company’s American Commercial Lines Inc. Equity Award Plan for Employees, Officers and Directors (“Equity Award Plan”) permits the netting of common stock upon vesting of restricted stock awards to satisfy individual tax withholding requirements. During the quarter ended March 31, 2008, the Company redeemed such shares as presented in the table below.

				Maximum Number of
				Shares (or
			Total Number of	Approximate Dollar
			Shares (or Units)	Value) of Shares
			Purchased as Part	(or Units) that May
	Total Number of		of Publicly	Yet be Purchased
	Shares (or Units)	Average Price Paid	Announced Plans or	Under the Plans or
Period	Purchased(1)	per Share (or Unit)(2)	Programs	Programs

January-08	82,300	$16.87	N/A	N/A
February-08	64,767	$18.79	N/A	N/A
March-08	20,332	$16.40	N/A	N/A

Total	167,399	$17.56	N/A	N/A

(1)	Shares redeemed to satisfy employee tax requirements.

(2)	Reflects the weighted average fair market value per share redeemed.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS.

Exhibit No.	Description

10.1	Employment Letter Agreement, dated as of March 12, 2008, by and between American Commercial Lines LLC and Michael P. Ryan.
10.2	Letter Agreement, dated as of February 18, 2008, by and between American Commercial Lines LLC and Christopher A. Black.
10.3	Employment Letter Agreement, dated as of June 26, 2006, by and between American Commercial Lines Inc. and Tamra L. Koshewa.
10.4	Employment Letter Agreement, dated as of March 17, 2008, by and between American Commercial Lines LLC and Thomas R. Pilholski.
31.1	Certification by Michael P. Ryan, Chief Executive Officer, required by Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	Certification by Thomas R. Pilholski, Senior Vice President and Chief Financial Officer, required by Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1	Certification by Michael P. Ryan, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.
32.2	Certification by Thomas R. Pilholski, Senior Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN COMMERCIAL LINES INC.

By:	/s/ Michael P. Ryan
Michael P. Ryan
President and Chief Executive Officer

By:	/s/ Thomas R. Pilholski
Thomas R. Pilholski
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: May 8, 2008

INDEX TO EXHIBITS

Exhibit
No.		Description

10	.1* ±	Employment Letter Agreement, dated as of March 12, 2008, by and between American Commercial Lines LLC and Michael P. Ryan.
10	.2* ±	Letter Agreement, dated as of February 18, 2008, by and between American Commercial Lines LLC and Christopher A. Black.
10	.3* ±	Employment Letter Agreement, dated as of June 26, 2006, by and between American Commercial Lines Inc. and Tamra L. Koshewa.
10	.4* ±	Employment Letter Agreement, dated as of March 17, 2008, by and between American Commercial Lines LLC and Thomas R. Pilholski.
31	.1*	Certification by Michael P. Ryan, Chief Executive Officer, required by Rule 13a-14(a) of the Securities Exchange Act of 1934.
31	.2*	Certification by Thomas R. Pilholski, Senior Vice President and Chief Financial Officer, required by Rule 13a-14(a) of the Securities Exchange Act of 1934.
32	.1*	Certification by Michael P. Ryan, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.
32	.2*	Certification by Thomas R. Pilholski, Senior Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.

*	Filed herein

±	Management contract or compensatory plan or arrangement