Form 10-Q
period 2008-06-30
AMERICAN COMMERCIAL LINES INC.
filed 2008-08-07
CIK 1324479

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☑  No ☐

As of July 24, 2008, there were 50,629,552 shares of the registrant’s common stock, par value $.01 per share, issued and outstanding.

AMERICAN COMMERCIAL LINES INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

		Page

PART I FINANCIAL INFORMATION
Item 1:	Financial Statements (unaudited)	3
	Condensed Consolidated Income Statements	3
	Condensed Consolidated Balance Sheets	4
	Condensed Consolidated Statements of Cash Flows	5
	Condensed Consolidated Statement of Stockholders’ Equity	6
	Notes to Condensed Consolidated Financial Statements	7
Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3:	Quantitative and Qualitative Disclosures About Market Risk	43
Item 4:	Controls and Procedures	43

PART II OTHER INFORMATION
Item 1:	Legal Proceedings	44
Item 1A:	Risk Factors	46
Item 2:	Unregistered Sales of Securities and Use of Proceeds	54
Item 6:	Exhibits	55
	Signatures	56
Certification by CEO
Certification by CFO
Certification by CEO
Certification by CFO
Exhibit 10.9
Exhibit 10.10
Exhibit 10.11
Exhibit 10.13
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AMERICAN COMMERCIAL LINES INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS

	Quarter Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
		(Unaudited)
	(In thousands, except shares and per share amounts)

Revenues
Transportation and Services	$227,085	$185,869	$433,539	$361,998
Manufacturing	95,609	75,345	159,671	127,460

Revenues	322,694	261,214	593,210	489,458

Cost of Sales
Transportation and Services	200,698	158,462	381,736	299,066
Manufacturing	88,059	70,355	147,904	119,568

Cost of Sales	288,757	228,817	529,640	418,634

Gross Profit	33,937	32,397	63,570	70,824
Selling, General and Administrative Expenses	20,431	18,407	40,504	34,838

Operating Income	13,506	13,990	23,066	35,986

Other Expense (Income)
Interest Expense	5,988	2,818	12,720	5,999
Debt Retirement Expenses	2,379	2,189	2,379	23,938
Other, Net	(296)	(491)	(1,146)	(1,721)

Other Expenses	8,071	4,516	13,953	28,216

Income from Continuing Operations Before Taxes	5,435	9,474	9,113	7,770
Income Taxes	2,071	3,574	3,446	2,936

Income from Continuing Operations	3,364	5,900	5,667	4,834
Discontinued Operations, Net of Tax	291	(3)	303	(49)

Net Income	$3,655	$5,897	$5,970	$4,785

Basic Earnings Per Common Share:
Income from continuing operations	$0.06	$0.10	$0.11	$0.08
Income from discontinued operations, net of tax	0.01	—	0.01	—

Basic Earnings Per Common Share	$0.07	$0.10	$0.12	$0.08

Earnings Per Common Share — Assuming Dilution:
Income from continuing operations	$0.06	$0.09	$0.11	$0.08
Income from discontinued operations, net of tax	0.01	—	0.01	—

Earnings Per Common Share — Assuming Dilution:	$0.07	$0.09	$0.12	$0.08

Weighted Average Shares Outstanding
Basic	50,477,384	61,349,569	50,277,909	61,349,190

Diluted	50,897,559	62,645,171	50,911,237	62,858,400

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN COMMERCIAL LINES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2008	2007
	(Unaudited)
	(In thousands, except shares and per share amounts)

ASSETS
Current Assets
Cash and Cash Equivalents	$14,010	$5,021
Accounts Receivable, Net	126,062	114,921
Inventory	87,930	70,890
Deferred Tax Asset	2,430	2,582
Assets Held for Sale	2,934	325
Prepaid and Other Current Assets	30,310	26,336

Total Current Assets	263,676	220,075
Properties, Net	510,974	511,832
Investment in Equity Investees	3,511	3,456
Other Assets	23,388	25,448

Total Assets	$801,549	$760,811

LIABILITIES
Current Liabilities
Accounts Payable	$56,692	$61,130
Accrued Payroll and Fringe Benefits	15,890	15,720
Deferred Revenue	27,018	17,824
Accrued Claims and Insurance Premiums	16,848	15,647
Accrued Interest	3,027	1,688
Short Term Debt	445,000	—
Current Portion of Long Term Debt	750	—
Customer Deposits	8,456	5,596
Other Liabilities	38,473	32,036

Total Current Liabilities	612,154	149,641
Long Term Debt	700	439,760
Pension Liability	7,430	5,252
Deferred Tax Liability	27,981	26,569
Other Long Term Liabilities	14,047	14,198

Total Liabilities	662,312	635,420

STOCKHOLDERS’ EQUITY
Common stock; authorized 250,000,000 shares at $.01 par value; 63,227,300 and 62,549,666 shares issued and outstanding as of June 30, 2008 and December 31, 2007, respectively	632	626
Treasury Stock 12,597,748 and 12,407,006 shares at June 30, 2008 and December 31, 2007, respectively	(312,822)	(309,517)
Other Capital	288,699	279,266
Retained Earnings	153,879	148,426
Accumulated Other Comprehensive Income	8,849	6,590

Total Stockholders’ Equity	139,237	125,391

Total Liabilities and Stockholders’ Equity	$801,549	$760,811

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN COMMERCIAL LINES INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Months Ended June 30,
	2008	2007
	(Unaudited)
	(In thousands)

OPERATING ACTIVITIES
Net Income	$5,970	$4,785
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	26,134	24,765
Debt Retirement Costs	2,379	23,938
Debt Issuance Cost Amortization	440	216
Deferred Taxes	385	7,467
Gain on Property Dispositions	(284)	(1,584)
Share-Based Compensation	4,927	3,730
Other Operating Activities	130	561
Changes in Operating Assets and Liabilities:
Accounts Receivable	(3,336)	1,081
Inventory	(15,129)	(727)
Accrued Interest	1,329	(3,630)
Other Current Assets	(342)	(1,033)
Accounts Payable	(1,824)	(13,127)
Other Current Liabilities	21,840	(20,284)

Net Cash Provided by Operating Activities before Reorganization Items	42,619	26,158
Reorganization Items Paid	—	(33)

Net Cash Provided by Operating Activities	42,619	26,125
INVESTING ACTIVITIES
Property Additions	(25,001)	(31,099)
McKinney Acquisition	—	(15,574)
Investment in Summit Contracting	(8,462)	(6,132)
Proceeds from Property Dispositions	803	4,242
Other Investing Activities	(204)	(2,095)

Net Cash Used in Investing Activities	(32,864)	(50,658)
FINANCING ACTIVITIES
Revolving Credit Facility Borrowings	6,000	231,100
2015 Senior Note Repayments	—	(119,500)
Tender Premium Paid	—	(18,390)
Outstanding Checks	(4,395)	6,692
Debt Costs	(3,578)	(1,309)
Tax Benefit of Share-based Compensation	3,517	10,935
Exercise of Stock Options	995	2,001
Acquisition of Treasury Stock	(3,305)	(6,169)
Share Repurchase Program	—	(85,458)
Other Financing Activities	—	(372)

Net Cash (Used in) Provided by Financing Activities	(766)	19,530
Net Increase (Decrease) in Cash and Cash Equivalents	8,989	(5,003)
Cash and Cash Equivalents at Beginning of Period	5,021	5,113

Cash and Cash Equivalents at End of Period	$14,010	$110

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN COMMERCIAL LINES INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

						Accumulated
						Other
	Common Stock		Treasury	Other	Retained	Comprehensive
	Shares	Amount	Stock	Capital	Earnings	Income	Total
	(Unaudited)
	(Shares and dollars in thousands)

Balance at December 31, 2007, as previously reported	50,143	$626	$(309,517)	$279,266	$148,426	$6,590	$125,391
Adjustment to Opening Retained Earnings for Change in Pension and Post Retirement Valuation Date per SFAS 158, Net of Tax	—	—	—	—	(518)	—	(518)

Adjusted Balance at December 31, 2007	50,143	626	(309,517)	279,266	147,908	6,590	124,873

Amortization of Restricted Stock, Stock Options, Performance Shares and Restricted Stock Units	—	—	—	4,927	—	—	4,927
Tax Benefit of Share-based Compensation	—	—	—	3,517	—	—	3,517
Exercise of Stock Options	472	4	—	991	—	—	995
Issuance of Restricted Stock Units and Performances Shares	206	2	—	(2)	—	—	—
Acquisition of Treasury Stock	(191)	—	(3,305)	—	—	—	(3,305)
Comprehensive Income:
Net Income	—	—	—	—	5,970	—	5,970
Unrealized gain on fuel swaps designated as cash flow hedging instrument, net of tax	—	—	—	—	—	2,259	2,259
Other	—	—	—	—	1	—	1

Total Comprehensive Income	—	—	—	—	$5,971	$2,259	$8,230

Balance at June 30, 2008	50,630	$632	$(312,822)	$288,699	$153,879	$8,849	$139,237

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

The operations of the Company include barge transportation together with related port services along the Inland Waterways and marine equipment manufacturing. Barge transportation accounts for the majority of the Company’s revenues and includes the movement of bulk products, liquids, grain, coal, and steel in the United States. The Company has long term contracts with many of its customers. Manufacturing of marine equipment is provided to customers in marine transportation and other related industries in the United States. The Company also has operations engaged in naval architecture and engineering, environmental consulting and civil engineering. On a combined basis these other operations are significantly smaller than either the transportation or manufacturing segments.

The assets of ACL consist principally of its ownership of all of the stock of Commercial Barge Line Company LLC (“CBL”). The assets of CBL consist principally of its ownership of all of the membership interests in American Commercial Lines LLC, ACL Transportation Services LLC, Jeffboat LLC and all of the stock in ACL Professional Services Inc. Neither ACL nor CBL conducts any operations independent of such ownership.

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

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In September 2006 the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The standard defines fair value as the price received to sell an asset or paid to transfer a liability in an orderly transaction between market participants (knowledgeable, independent, able, willing parties) at any measurement date. The standard assumes highest and best use defined from the perspective of a market participant. Transactions costs are excluded from fair value. The standard creates a hierarchy of fair value determination where Level 1 is active market quotes for identical assets, Level 2 is active market quotes for similar assets and Level 3 is for fair value determined through unobservable inputs. Fair value must account for risk (those inherent in the valuation process, risk that an obligation may not be fulfilled) and for any restriction on an asset if a market participant would consider in valuation. This Statement does not eliminate the practicability exceptions to fair value measurements in promulgated pronouncements. The provisions of SFAS 157 became effective for the Company on January 1, 2008. SFAS 157 transition provisions for certain instruments required cumulative-effect adjustments to beginning retained earnings. The Company had no instruments requiring this treatment at January 1, 2008. Therefore, the impact of SFAS 157 on the Company was prospective through earnings or other comprehensive income, as appropriate. Adoption of the fair value measurements made by the Company in the financial statements did not have a material impact on the financial position or results of operations of the Company and is not anticipated to have a significant impact in the future. We will adopt the provisions of SFAS No. 157 in two phases. The first phase was effective for financial assets and liabilities in our first quarter of 2008 and the second phase will be effective for non- financial assets and liabilities for fiscal years beginning after November 15, 2008 or our first quarter of fiscal 2009.

In February 2007 the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 allows entities to voluntarily choose, at specified election dates, to measure many financial assets and financial liabilities (as well as certain non-financial instruments that are similar to financial instruments) at fair value (the “fair value option”). The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, SFAS 159 specifies that all subsequent changes in fair value for that instrument shall be reported in earnings. SFAS 159 was effective as of the beginning of the Company’s fiscal year that began January 1, 2008. We did not elect the fair value option allowed by this standard for any pre-existing financial assets or liabilities and, therefore, the adoption of SFAS 159 did not have a significant effect on the Company’s financial statements on adoption.

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

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Per share data is based upon the average number of shares of common stock of ACL, par value one cent per share (“Common Stock”), outstanding during the relevant period. Basic earnings per share are calculated using only the average number of issued and outstanding shares of Common Stock. Diluted earnings per share, as calculated under the treasury stock method, include the average number of shares of additional Common Stock issuable for all dilutive stock options, restricted stock, restricted stock units and performance share units whether or not currently exercisable. Performance share units were issued to certain senior management personnel in 2008, 2007 and 2006. These units contain specific long-term, performance-based criteria which must be met prior to the vesting of the awards. As of the end of the period these conditions have not yet been met. At the end of each period the cumulative performance against the long-term, performance-based criteria of each grant is separately evaluated based on performance-to-date applicable to each award to determine if the grant should be included in the computation of diluted earnings per share. Based on these evaluations, for the quarter ended June 30, 2008, none of the outstanding grants have been included in the computation of diluted earnings per share and for the quarter ended June 30, 2007, only the 2006 award was included in the computation of diluted earnings per share. Performance share grants

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

excluded from the diluted earnings per share calculation in 2008 and 2007 were 76,618 and 31,530 shares, respectively. See Note 13.

The weighted average numbers of shares (in thousands) used in computing basic and diluted earnings per common share from net income, as presented on the face of the condensed consolidated income statements are as follows.

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Weighted average common shares outstanding (used to calculate basic earnings per share)	50,477,384	61,349,569	50,277,909	61,349,190
Shares if all dilutive potential common shares outstanding during the period were exercised	420,175	1,295,602	633,328	1,509,210

Shares used to calculate diluted EPS	50,897,559	62,645,171	50,911,237	62,858,400

Note 3.	Stockholders’ Equity

On June 26, 2008 the Company filed an unallocated shelf registration with the Securities and Exchange Commission for up to $200,000 of securities. The registration statement was filed to enhance access to the capital markets prior to the March 2009 maturity of its revolving credit facility. See Note 4.

On June 7, 2007 and August 13, 2007 the Board of Directors authorized share repurchases, either in the open market or in private transactions, of up to $200,000 and $150,000, respectively, of ACL’s outstanding Common Stock. Additionally, under the terms of the Company’s share-based compensation plans, shares of ACL Common Stock are acquired from time to time as a result of cashless exercises of share-based awards. Shares are acquired at market value and are equal to the statutory withholding taxes applicable to the exercise. Of the total authorized by the Board, $50,000 has not been repurchased as of June 30, 2008. No shares have been purchased under the authorization during 2008. Shares (in thousands) repurchased under the Board authorization between June 19, 2007 and June 30, 2007 and shares in all periods repurchased under “cashless exercise” options of the share-based compensation plans are as summarized in the following table. All of the purchases under the authorization were made in the open market.

	Number of Shares		Number of Shares		Dollar Value		Dollar Value
	Quarter Ended		Six Months Ended		Quarter Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2008	2007	2008	2007	2008	2007	2008	2007

Repurchase Plan	—	5,624	—	5,624	$—	$141,904	$—	$141,904
Cashless exercises	23	14	191	177	365	417	3,305	6,169

Total	23	5,638	191	5,801	$365	$142,321	$3,305	$148,073

The amounts in the above table for 2007 include effects of $56,445 in share repurchases (2,205,000 shares) with trade dates prior to June 30, 2007 but settlement dates subsequent to June 30, 2007. As of June 30, 2007, the Company had approximately $58,096 of the $200,000 authorization available for future repurchases. During 2007 a total of 12,055,000 shares were acquired under the authorizations.

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4.	Debt

	June 30,	December 31,
	2008	2007

Revolving Credit Facility	$445,000	$439,000
Elliott Bay Note	750	760
Summit Contracting Note	700	—

Total Debt	446,450	439,760
Less Short Term Debt	445,000	—
Less Current Portion of Long Term Debt	750	—

Long Term Debt	$700	$439,760

The Company initially entered into the revolving credit facility on April 27, 2007. Prior to its amendment on June 26, 2008, it provided for a five-year $400,000 credit facility with a $200,000 expansion option. On August 17, 2007, the Company obtained additional lender commitments for an additional $200,000 which increased the total facility size to $600,000. Unamortized debt issuance costs that related to the asset-based revolver, which was replaced by the revolving credit facility of $2,189, were written off in the second quarter, 2007 when it was terminated and were recorded in debt retirement expenses in the condensed consolidated income statements.

On June 26, 2008, the Company entered into an amendment to its revolving credit facility. The amendment eased certain financial covenants, increased the leverage ratio as defined in the revolving credit agreement from 3.0 times EBITDA at June 30, 2008 to 3.75 times EBITDA and decreased the fixed charge coverage ratio as defined in the revolving credit agreement from 1.50 times to 1.25 times until maturity. The amendment also adjusted the maturity date of the Credit Agreement from April 2012 to March 2009, and decreased the total revolving loan commitments from $600,000 to $550,000. Due to the revision of the maturity date, the revolving credit facility is recorded in short term debt in the June 30, 2008 condensed consolidated balance sheet.

The Company paid an amendment fee and incurred other costs related to the amendment. Bank commitment fees, costs of the amendment for the expansion of the facility in August, 2007 and costs of the most recent amendment totaling $3,110 are included in other assets in the accompanying condensed consolidated balance sheet at June 30, 2008 and will be amortized over the shortened remaining life of the facility. The Company wrote off $2,379 of the prior debt issuance costs related to the credit facility due to its amendment in June 2008. The revolving credit facility bears interest at LIBOR plus a margin or at the prime rate plus a margin based on the consolidated leverage ratio as defined in the amended agreement. The amendment increased the defined interest rate margins under the facility by 100 basis points. At June 30, 2008 the margin was 275 basis points above LIBOR and 150 basis points above prime. During the three months and six months ended June 30, 2008, the average interest rates on borrowings under the revolving credit facility were 4.87% and 5.30%, respectively. As of June 30, 2008 the Company is in compliance with all covenants in the amended agreement. Total available credit as of June 30, 2008 was $101,943 given the outstanding revolver amount and an outstanding letter of credit totaling $3,057 under the facility. The revolving credit facility is secured by the tangible and intangible assets of the Company.

Pursuant to a cash tender offer announced earlier in the same month, on January 30, 2007, holders of $119,500 or 100% of the outstanding principal amount of the Company’s 9.5% Senior Notes due 2015 tendered their Notes and delivered consents to the proposed amendments. Holders of the Notes received, on January 31, 2007, total consideration equal to $1,153.89 per $1,000.00 principal amount of the Notes tendered, or 115.389% of their par value, plus accrued and unpaid interest up to, but not including, the consent date, resulting in $18,390 of debt retirement expenses. Unamortized debt issuance costs of $3,359 related to the Senior Notes were written off as of the date of the tender. The tender was funded using funds drawn on the asset based revolver. The excess tender

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

premium and the write-off of the debt issuance costs are recorded in debt retirement expenses on the condensed consolidated income statements.

The Elliott Bay note bears interest at 5.5% per annum and is payable on or before January 2, 2009. The Summit Contracting note bears interest at 6.0% per annum and is payable on September 30, 2009. This note was part of the consideration given in the purchase of Summit Contracting. See Note 10.

Note 5.	Inventory

Inventory is carried at the lower of cost (based on a weighted average method) or market. Inventories in the condensed consolidated balance sheets consist of the following.

	June 30,	December 31,
	2008	2007

Raw Materials	$26,521	$19,009
Work in Process	26,690	25,203
Parts and Supplies	34,719	26,678

	$87,930	$70,890

Note 6.	Income Taxes

ACL’s operating entities include three single member limited liability companies and one corporation that are owned by a corporate parent, which is subject to U.S. federal and state income taxes on a combined basis.

In the second quarters ended June 30, 2008 and 2007, income tax expense of $2,071 and $3,574, respectively, were recognized on income from continuing operations before income taxes of $5,435 and $9,474, respectively, for the same periods. In the six months ended June 30, 2008 and 2007, income tax expense of $3,446 and $2,936, respectively, were recognized on income from continuing operations before income taxes of $9,113 and $7,770, respectively, for the same periods.

The effective tax rate on income from continuing operations before income taxes of 38.1% and 37.7% for the three months ended June 30, 2008 and 2007 respectively, and 37.8% for both the six month periods ended June 30, 2008 and 2007 is the U.S. federal and state statutory rates after considering the deductibility of state income taxes for federal income taxes.

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7.	Employee Benefit Plans

A summary of the Company’s pension and post-retirement plan components follows.

	Quarter Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Pension Components:
Service cost	$1,327	$1,242	$2,654	$2,484
Interest cost	2,356	2,251	4,712	4,502
Expected return on plan assets	(2,971)	(2,900)	(5,942)	(5,800)
Amortization of unrecognized losses	14	—	28	—

Net periodic benefit cost	$726	$593	$1,452	$1,186

Post-retirement Components:
Service cost	$27	$49	$54	$98
Interest cost	136	142	272	284
Amortization of net gain	(61)	(5)	(122)	(10)

Net periodic benefit cost	$102	$186	$204	$372

As of January 1, 2008, ACL recorded to opening retained earnings charges of $828 ($518 net of tax) for the conversion of the pension and post-retirement plan years from a September 30 valuation date to a December 31 valuation date as allowed by the transition provisions SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, and amendment of FASB Statements No 87, 88, 106, and 132 (R).”

Note 8.	Business Segments

The Company has two reportable business segments — transportation and manufacturing. The Company’s transportation segment includes barge transportation operations and fleeting facilities that provide fleeting, shifting, cleaning and repair services at various locations along the Inland Waterways. The manufacturing segment manufactures marine equipment for external customers, as well as the Company’s fleets. The Company’s other businesses are not significant segments and are grouped in the other category.

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

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Statement of Operating Income by Reportable Segment

	Reportable Segments		All Other	Intersegment
	Transportation	Manufacturing	Segments	Elimination	Total

Quarter ended June 30, 2008
Total revenue	$217,527	$96,104	$10,161	$(1,098)	$322,694
Intersegment revenues	340	495	263	(1,098)	—

Revenue from external customers	217,187	95,609	9,898	—	322,694
Operating expense
Materials, supplies and other	77,392	—	—	—	77,392
Rent	5,731	—	—	—	5,731
Labor and fringe benefits	28,988	—	—	—	28,988
Fuel	65,270	—	—	—	65,270
Depreciation and amortization	12,232	—	—	—	12,232
Taxes, other than income taxes	3,765	—	—	—	3,765
Loss on disposition of equipment	75	—	—	—	75
Cost of goods sold	—	88,059	7,245	—	95,304

Total cost of sales	193,453	88,059	7,245	—	288,757
Selling, general & administrative	17,020	872	2,539	—	20,431

Total operating expenses	210,473	88,931	9,784	—	309,188

Operating income	$6,714	$6,678	$114	$—	$13,506

	Reportable Segments		All Other	Intersegment
	Transportation	Manufacturing	Segments	Elimination	Total

Quarter ended June 30, 2007
Total revenue	$186,057	$81,218	$—	$(6,061)	$261,214
Intersegment revenues	188	5,873	—	(6,061)	—

Revenue from external customers	185,869	75,345	—	—	261,214
Operating expense
Materials, supplies and other	67,932	—	—	—	67,932
Rent	6,264	—	—	—	6,264
Labor and fringe benefits	27,819	—	—	—	27,819
Fuel	40,372	—	—	—	40,372
Depreciation and amortization	11,922	—	—	—	11,922
Taxes, other than income taxes	4,112	—	—	—	4,112
Loss on disposition of equipment	41	—	—	—	41
Cost of goods sold	—	70,355	—	—	70,355

Total cost of sales	158,462	70,355	—	—	228,817
Selling, general & administrative	17,357	1,050	—	—	18,407

Total operating expenses	175,819	71,405	—	—	247,224

Operating income	$10,050	$3,940	$—	$—	$13,990

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Statement of Operating Income by Reportable Segment

	Reportable Segments		All Other	Intersegment
	Transportation	Manufacturing	Segments	Elimination	Total

Six Months ended June 30, 2008
Total revenue	$422,464	$160,657	$12,091	$(2,002)	$593,210
Intersegment revenues	456	986	560	(2,002)	—

Revenue from external customers	422,008	159,671	11,531	—	593,210
Operating expense
Materials, supplies and other	154,819	—	—	—	154,819
Rent	11,936	—	—	—	11,936
Labor and fringe benefits	56,037	—	—	—	56,037
Fuel	119,510	—	—	—	119,510
Depreciation and amortization	24,139	—	—	—	24,139
Taxes, other than income taxes	7,909	—	—	—	7,909
Gain on disposition of equipment	(284)	—	—	—	(284)
Cost of goods sold	—	147,904	7,670	—	155,574

Total cost of sales	374,066	147,904	7,670	—	529,640
Selling, general & administrative	34,840	1,760	3,904	—	40,504

Total operating expenses	408,906	149,664	11,574	—	570,144

Operating income (loss)	$13,102	$10,007	$(43)	$—	$23,066

	Reportable Segments		All Other	Intersegment
	Transportation	Manufacturing	Segments	Elimination	Total

Six Months ended June 30, 2007
Total revenue	$362,307	$133,898	$—	$(6,747)	$489,458
Intersegment revenues	309	6,438	—	(6,747)	—

Revenue from external customers	361,998	127,460	—	—	489,458
Operating expense
Materials, supplies and other	129,715	—	—	—	129,715
Rent	12,237	—	—	—	12,237
Labor and fringe benefits	52,916	—	—	—	52,916
Fuel	74,391	—	—	—	74,391
Depreciation and amortization	23,553	—	—	—	23,553
Taxes, other than income taxes	7,838	—	—	—	7,838
Gain on disposition of equipment	(1,584)	—	—	—	(1,584)
Cost of goods sold	—	119,568	—	—	119,568

Total cost of sales	299,066	119,568	—	—	418,634
Selling, general & administrative	32,891	1,947	—	—	34,838

Total operating expenses	331,957	121,515	—	—	453,472

Operating income	$30,041	$5,945	$—	$—	$35,986

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9.	Financial Instruments and Risk Management

ACL has price risk for fuel not covered by contract escalation clauses and in time periods from the date of price changes until the next monthly or quarterly contract reset. From time to time ACL has utilized derivative instruments to manage volatility in addition to contracted rate adjustment clauses. Beginning in December 2007 the Company began entering into fuel price swaps with commercial banks. Through June 30, 2008, settlements have occurred on contracts for 3,000 gallons and a gain of $1,457 was recorded as a reduction of fuel expense, a component of cost of sales, as the fuel was used. At June 30, 2008 the following table contains information as to the gallons covered under unsettled fuel price swaps with their average fixed price by settlement month. These derivative instruments have been designated and accounted for as cash flow hedges, and to the extent of their effectiveness, changes in fair value of the hedged instrument will be accounted for through Other Comprehensive Income until the fuel hedged is used at which time the gain or loss on the hedge instruments will be recorded as fuel expense (cost of sales). See Note 11. At June 30, 2008, the fair value of the financial instruments of $3,568 is recorded in other current assets and as a net of tax deferred gain in other comprehensive income in the condensed consolidated balance sheet. The fair value of derivative financial instruments is based on quoted market prices. The Company may increase the quantity hedged or add additional months based upon active monitoring of fuel pricing outlooks by the management team.

	Gallons	Average
Settlement Date	Hedged	Fixed Price

June-08	1,200,000	2.98
July-08	1,000,000	3.05
August-08	1,000,000	3.33
September-08	1,200,000	3.57
October-08	1,000,000	3.69
November-08	400,000	3.83
December-08	200,000	3.89
January-09	200,000	3.89
February-09	200,000	3.89
March-09	200,000	3.89
April-09	200,000	3.89
May-09	200,000	3.89
June-09	200,000	3.89

	7,200,000

Note 10.	Acquisitions and Dispositions

On February 28, 2007 the Company purchased twenty towboats and related equipment and supplies from the McKinney group of companies (“McKinney”) for $15,573 in cash. The transaction doubled the size of ACL’s Gulf-region towboat fleet. In addition, subsequent to the asset acquisition, the Company hired the majority of the experienced McKinney pilots and crew to man the vessels. The McKinney companies, which include McKinney Towing Inc., Slidell Towing Inc., McKinney Marine Inc., McKinney Inland LLC, McKinney Harbor Towing Inc., McKinney Industries Inc., and McKinney Salvage and Heavy Lift, were a third-generation organization that provided towing, harbor, salvage and related services on the U.S. Inland Waterways. From the acquisition date

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

revenues, costs and expenses of the acquired assets are recorded as a part of the transportation segment results of operations. The purchase price has been allocated as follows.

Current Assets	$961
Properties, Net	12,512
Goodwill	2,100

Purchase Price	$15,573

On May 15, 2007, the Company acquired 3,000 convertible preferred units of Evansville, Indiana-based Summit Contracting, LLC (“Summit”) for $6,132. Acquisition costs of $67 related to this acquisition were capitalized during the third and fourth quarters of 2007. The preferred units had a cumulative annual distribution of 8% per annum. The Summit investment was carried at cost and included in other assets on the consolidated balance sheet at December 31, 2007. The cumulative annual distribution was accrued ratably over the year until conversion to common units on April 1, 2008. On March 31, 2008, ACL made a deposit of $8,462 toward the purchase of the remaining interest in Summit Contracting, LLC with an effective date of April 1, 2008. The consideration consisted of the $6,199 initial investment, the $8,462 cash deposit, a $700 note payable in 2009 and $2,903 in liabilities assumed and other consideration. On April 1, 2008, Summit became an indirect wholly owned subsidiary of ACL and is consolidated from that date forward. Summit provides environmental and civil construction services. The purchase price has been preliminarily allocated as follows.

Current Assets	$7,786
Properties, Net	3,979
Long Term Assets	16
Covenant Not to Compete	2,530
Tradenames	1,980
Customer Relationships	1,460
Customer Backlog	280
Permits/Licenses	170
Goodwill	63

Purchase Price	$18,264

On October 1, 2007 the Company acquired substantially all the of the operating assets and certain liabilities of Seattle, Washington-based Elliott Bay Design Group, Ltd. (“EBDG”) a naval architecture and marine engineering firm for approximately $4,513 in cash, a $750 note payable in 2009, assumption of $1,516 in liabilities and other consideration. The purchase price has been preliminarily allocated as follows, $2,216 to current assets; $511 to property, plant and equipment and software; and $4,052 to goodwill and other intangibles. From the acquisition date, revenues, costs and expenses have been consolidated with the Company. As a new indirect wholly-owned subsidiary of ACL, Elliott Bay Design Group LLC will continue to provide naval architecture, marine engineering and production support to its many customers in the commercial marine industry, while providing ACL with expertise in support of its transportation and marine manufacturing businesses.

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

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Seven additional boats were identified as assets held for sale in the second quarter 2008. Based on current market conditions, five of these boats have a current market value less than their respective carrying value. An impairment charge of $430 was recorded in the second quarter 2008 to reflect the current market value less cost to dispose.

During the second quarter of 2007, the Company acquired 35 hopper barges that it had previously leased under expiring operating leases for a total purchase price of $4,460.

Note 11.	Fair Market Value Accounting

The fuel price swaps with commercial banks designated as hedges of fuel prices discussed in Note 9 are accounted for at the fair market value of the contracts at the balance sheet date in other current assets in the condensed consolidated balance sheet.

		Fair Value Measurements at
		Reporting Date Using
		Markets for Identical
Description	6/30/2008	Assets (Level 1)

Fuel price swaps	$3,568	$3,568

Note 12.	Contingencies

Certain legal actions are pending against ACL and American Commercial Lines LLC in which claims are made in substantial amounts. While the ultimate results of pending litigation cannot be predicted with certainty, based on the information currently available to it, management does not currently expect that resolution of these matters will have a material adverse effect on ACL’s consolidated income statements, balance sheets and cash flows.

On July 16, 2008 approximately 21 employees in the Company’s St. Louis, Missouri terminal operations within the transportation segment voted to accept a new three-year contract. Although the prior contract expired on November 30, 2007 and there was no work stoppage in the interim, the Company estimates that it spent $600 during the six months ended June 30, 2008 to retain temporary replacement workers as a contingency measure. In addition to the cost of retaining the temporary replacement workers, in the fourth quarter of 2007 ACL recorded $2,130 in expense related to estimated statutory withdrawal liabilities associated with the Company’s proposal to terminate its obligation to contribute to the United Mine Workers’ multi-employer pension plan.

During the first quarter of 2008, the Company reached a decision not to withdraw from the multi-employer plan and this expense was reversed against transportation and services cost of sales in the accompanying condensed consolidated income statement based upon the failure to reach an agreement with the union authorizing the termination of pension contributions on behalf of represented hourly employees.

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

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13.	Share-based Compensation

During the quarter ended June 30, 2008, the following share-based awards were issued to directors and employees under the American Commercial Lines Inc. Stock Incentive Plan, the American Commercial Lines Equity Award Plan for Employees, Officers and Directors and the American Commercial Lines Omnibus Incentive Plan, together “the Plans”: stock options for 17,350 shares with a strike price of $15.37 and 30,060 restricted stock units. During the six months ended June 30, 2008, the following share-based awards were issued to directors and employees under the Plans: stock options for 530,630 shares with an average strike price of $18.15, 527,197 restricted stock units and 57,947 performance shares. The terms of all of the awards were essentially the same as prior grants under the Plans. Restricted stock units issued during the quarter ended June 30, 2008 have a fair value of $16.46, the closing price on the date of grant. Approximately one-half of the options issued to the Company’s recently appointed President and Chief Executive Officer and one-third of the options issued to the Company’s Senior Vice President and Chief Financial Officer at the dates of appointment or employment were issued with strike prices 25% above the closing market price on the date of grant. All other options were issued with a strike price at the market closing price on the date of grant. Stock option grant date fair values are determined at the dates of grant using a Black-Scholes option pricing model, a closed-form fair value model, based on market prices at the date of grant. The dividend yield, weighted average risk free interest rate, expected term and volatility were respectively 0.0%, 3.0%, 6 years, and 49.2% for 82% of the issued options. The fair value factors for the remaining options, granted to the CFO at his date of hire, were not significantly different. Options granted had a computed average fair value of $8.46 per option. During the quarter ended June 30, 2008, previously granted restricted shares (37,380 shares), performance shares (17,020 shares) and restricted stock units (15,175 units) vested and 181,280 stock options were exercised. During the six months ended June 30, 2008, previously granted restricted shares (360,450 shares), performance shares (24,154 shares), and restricted stock units (181,376 units) vested and 472,104 stock options were exercised.

Note 14.	Subsequent Event

On July 23, 2008, a tank barge owned by American Commercial Lines LLC, an indirect wholly-owned subsidiary of the Company, (“ACLLLC”) that was being towed by DRD Towing Company, L.L.C., of Harvey, LA, an independent towing contractor (“DRD Towing”), was involved in a collision with the motor vessel Tintomara at Mile Marker 97 of the Mississippi River in the New Orleans area. The tank barge was carrying approximately 9,900 barrels of # 6 oil. The tank barge was damaged in the collision and partially sunk. There was no damage to the towboat and there were no injuries reported to the crews of either vessel in the incident. The Tintomara incurred minor damage. A substantial amount of oil was discharged from the tank barge although the exact amount is not known. The Company was not operating either vessel involved in the incident and ACLLLC’s barge was in the exclusive care, custody and control of DRD Towing at the time of the accident.

ACLLLC has received a letter from the United States Coast Guard (“USCG”) designating it as the owner of the source of the discharge, barge DM932, and stating that ACLLLC may be liable for removal costs and damages under the Oil Pollution Act of 1990 (“OPA 90”) and imposing on ACLLLC an obligation to advertise the claims process by which persons who have claims may submit claims to ACLLLC.

The Company has responded to the letter and denied responsibility, but stated that it will continue to be involved in the cleanup efforts and will publish notices as specified under OPA 90. The USCG and the National Transportation Safety Board are investigating the cause of the incident. According to a letter sent to the Company by the USCG dated August 1, 2008, ACLLLC; the Mel Oliver, the boat operated by DRD Towing and owned by ACLLLC; among other named parties, have been named as parties of interest in the investigation. The Company has been working with the Coast Guard and other federal, state and local authorities, the operators of the vessels, response contractors and its own personnel to mitigate the environmental impact of the incident.

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has been notified that several class action lawsuits have been filed in the United States District Court for the Eastern District of Louisiana against it and ACLLLC. The actions include various allegations of adverse health and psychological damages, destruction and loss of use of natural resources, and seek unspecified economic and compensatory damages.

On July 28, 2008, ACLLLC filed an action in the United States District Court for the Eastern District of Louisiana seeking exoneration from or limitation of liability and requiring all claimants to file their answer and claim in this action by December 1, 2008. All such claims are stayed and all other claims are enjoined. Claims under OPA 90 are not included in such action.

In addition to the foregoing, the Company and ACLLLC have also received letters from numerous parties claiming property damage and various economic damages. The Company expects that additional lawsuits may be filed and claims submitted.

ACLLLC maintains certificates of financial responsibility as required by the United States Coast Guard.

The Company has various insurance policies, many of which were recently renewed, generally in force for one calendar year from their renewal, covering pollution, property, marine and general liability. The Company believes it has satisfactory insurance coverage for the cost of cleanup operations as well as other potential liabilities arising from the incident. See “Risk Factors.” The deductibles for such coverage are expected to be incurred in the third quarter and total less than $1,000 in the aggregate.

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

Results of Operations.  This section provides an analysis of the Company’s results of operations for the three and six months ended June 30, 2008 compared to the results of operations for the three and six months ended June 30, 2007.

Liquidity and Capital Resources.  This section provides an overview of the Company’s sources of liquidity, a discussion of the Company’s debt that existed as of June 30, 2008 and an analysis of the Company’s cash flows for the six months ended June 30, 2008 and June 30, 2007.

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

OVERVIEW

Our Business

We are one of the largest and most diversified marine transportation and services companies in the United States, providing barge transportation and related services under the provisions of the Jones Act, as well as the manufacturing of barges, towboats and other vessels, including ocean-going liquid tank barges. We are the third largest provider of dry cargo barge transportation and second largest provider of liquid tank barge transportation on the United States Inland Waterways consisting of the Mississippi River System, its connecting waterways and the Gulf Intracoastal Waterway (the “Inland Waterways”), accounting for 13.5% of the total inland dry cargo barge fleet and 12.9% of the total inland liquid cargo barge fleet as of December 31, 2007, according to Informa Economics, Inc., a private forecasting service (“Informa”). Our manufacturing subsidiary, Jeffboat LLC, was the second largest manufacturer of dry cargo barges in the United States in 2006 according to Criton Corporation, publisher of River Transport News. We believe this also approximates our ranking in terms of construction of liquid tank barges (including both inland and ocean-going liquid tank barges). We provide additional value-added services to our customers, including warehousing and third-party logistics through our BargeLink LLC joint venture. Our operations incorporate advanced fleet management practices and information technology systems, including our proprietary ACL Trac real-time GPS barge tracking system, which allows us to effectively manage our fleet.

During the fourth quarter of 2007, we acquired Elliot Bay Design Group, a naval architecture and marine engineering firm, which will continue to provide architecture, engineering and production support to its many customers in the commercial marine industry, while providing ACL with expertise in support of its transportation and manufacturing businesses.

During the second quarter of 2008, we acquired the remaining ownership interests of Summit Contracting, LLC (“Summit”). We had, in May, 2007, previously made an investment equal to 30% ownership in this entity. Summit provides environmental and civil construction services to a variety of customers.

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

The demand for dry cargo freight on the Inland Waterways is driven by the production volumes of dry bulk commodities transported by barge, as well as the attractiveness of barging as a means of freight transportation. Historically, the major drivers of demand for dry cargo freight are coal for domestic utility companies, industrial and coke producers and export markets; construction commodities, such as cement, limestone, sand and gravel; and coarse grain, such as corn and soybeans, for export markets. Other commodity drivers include products used in the manufacturing of steel, finished and partially-finished steel products, ores, salt, gypsum, fertilizer and forest products. The demand for our liquid freight is driven by the demand for bulk chemicals used in domestic production, including styrene, methanol, ethylene glycol, caustic soda and other products. It is also affected by the demand for clean petroleum products and agricultural-related products such as ethanol, vegetable oil, bio-diesel and molasses.

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

For purposes of industry analysis, the commodities transported in the Inland Waterways can be broadly divided into four categories: grain, coal, liquids and bulk cargoes. Using these broad cargo categories the following graph depicts the total millions of tons shipped through the United States Inland Waterways for the quarters ended June 30, 2008 and June 30, 2007 by all carriers according to the US Army Corps of Engineers (the “Corps”) Waterborne Commerce Statistics Center data. The Corps does not estimate ton-miles, which we believe is a more accurate volume metric. Note that the most recent periods are typically estimated for the Corps’ purposes by lockmasters and retroactively adjusted as shipper data is received.

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

Consolidated Financial Overview

During the second and third quarters of 2007, the Company substantially increased its leverage by reacquiring $300 million of its common stock in the open market. This represented almost 20% of the previously outstanding shares. The acquisition was funded with proceeds of borrowing under the Company’s revolving credit facility. The acquisition and other borrowings for working capital needs increased our debt to rolling 12 months EBITDA ratio as defined in our credit agreement to 2.9 to 1 at June 30, 2008.

In the three months ended June 30, 2008, the Company had net income of $3.7 million compared to net income of $5.9 million in the three months ended June 30, 2007, a decline of 38.0%. During the second quarter 2008, the Company wrote off $2.4 million in debt issuance costs ($1.5 million after tax) related to a new debt amendment. The three months ended June 30, 2007 results included after tax debt retirement expenses of $1.4 million related to the retirement of a former credit facility. Exclusive of those expenses, income decreased $2.1 million or 29.4% for the three months ended June 30, 2008 compared to the same period of the prior year.

For the six months ended June 30, 2008 the Company had net income of $6.0 million compared to $4.8 million in the same period of the prior year. Results for the six months ended June 30, 2008 included an after tax benefit of $1.3 million related to the decision not to withdraw from a multi-employer pension plan for certain represented employees of the Company’s terminal operations. During the second quarter 2008, the Company wrote off $2.4 million in debt issuance costs ($1.5 million after tax) related to a new debt amendment. Results for the first six months of 2007 included after tax debt retirement expenses totaling $14.9 million on the retirement of the Company’s 9.5% senior notes and the Company’s previous revolving credit facility. The retirement of the asset-based revolver and the Senior Notes is also discussed in the footnotes to the condensed consolidated financial statements and in the Liquidity and Capital Resources section. Exclusive of those expenses, income decreased $13.6 million or 68.9% for the six months ended June 30, 2008 compared to the same period of the prior year.

For the three months ended June 30, 2008 EBITDA was $27.7 million, an increase of 3.0% over the same period of the prior year. EBITDA as a percent of combined revenue declined to 8.6% for the second quarter of 2008 compared to 10.3% for the second quarter of 2007 (See the table at the end of this Consolidated Financial Overview and Selected Financial Data for a definition of EBITDA and a reconciliation of EBITDA to consolidated net income).

For the six months ended June 30, 2008, EBITDA was $50.7 million, a decline of 18.4% over the same period of the prior year. EBITDA as a percent of combined revenue declined to 8.6% for the six months ended June 30, 2008 compared to 12.7% for the six months ended June 30, 2007.

After consideration of the items separately enumerated above, the $2.1 million remaining decline in second quarter 2008 income compared to the second quarter 2007 and the $13.6 million decline in 2008 year-to-date income compared to the six months ended June 30, 2007 was driven by lower operating margins in the transportation segment and higher interest expense partially offset by higher margins in the manufacturing segment and lower income tax expense.

On both a quarter over quarter and year-to-date comparative basis the manufacturing segment’s gross margin increased by more than 1.2% driven by improved labor utilization in the shipyard and the reduction in build hours per barge on revenues that increased more than 25% due to higher production levels of liquid tank barges and special vessels in the 2008 periods.

Selling, general and administrative expenses excluding the expenses related to newly acquired businesses were slightly lower in the second quarter of 2008 compared to 2007 despite the costs of the second 2008 reduction in force which occurred during the quarter. On that same basis, selling, general and administrative expenses year-to-date were essentially flat to the same period of the prior year excluding the costs of the two reductions in force that have occurred in 2008.

The decline in the transportation segment’s operating income in the quarter was driven by a 13% decline in affreightment ton-mile volume, over $8.6 million in unrecovered direct and indirect fuel costs, higher costs of external fleeting and towing and higher labor costs. These negative factors were partially offset by higher non-affreightment revenues, 13% higher fuel-neutral pricing on affreightment contracts and higher scrapping income. We estimate that approximately $6 million of our cost inflation was related to restricted weather-related operating conditions during the quarter.

The decline in the transportation segment’s operating income for the six months ended June 30, 2008 was driven by an almost 9% decline in affreightment ton-mile volume, over $18 million in unrecovered direct and indirect fuel costs, higher costs of external fleeting and towing, higher repairs expense and higher labor costs. These negative factors were partially offset by higher non-affreightment revenues, 9% higher fuel-neutral pricing on affreightment contracts, a positive fuel volume variance and higher scrapping income. We estimate that approximately $11 million of our cost inflation related to restricted weather-related operating conditions during the first six months of 2008.

Through June 30, 2008, we invested $17.7 million in improvements to the existing boat and barge fleet, $3.9 million in improvements to our shipyard, $3.2 million in improvements to our support facilities, (including our marine services facilities along the Inland Waterways) and $0.2 million in information technology. Additionally, the Company acquired the remaining ownership interests of Summit Contracting for approximately $8.5 million in a transaction that closed during the three months ended June 30, 2008.

We operate primarily in two business segments: transportation and manufacturing.

Transportation

Affreightment contracts, for both the three and six months ended June 30, 2008, comprised approximately 70% or $151.6 million and $295.0 million, respectively, of the Company’s transportation segment’s total revenues compared to, for the three and six months ended June 30, 2007, approximately 73% or $136.5 million and $265.8, respectively. Under such contracts our customers hire us to move cargo for a per ton rate from an origin point to a destination point along the Inland Waterways on the Company’s barges, pushed primarily by the Company’s towboats. Affreightment contracts include both term and spot market arrangements.

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

Comparatively, 11 more liquid barges in the quarter and 19 more liquid barges year-to-date were devoted to charter/day rate service driving charter and day rate revenue up 22% and 33% in the three and six months ended June 30, 2008 over the comparable periods of the prior year. Additionally, this caused gross ton-miles reported under affreightment contracts to be lower than if there had been no shift in barge deployment.

Key operating statistics regarding our transportation segment are summarized in the following table.

Key operating statistics

	Three	% Change to	Six	% Change to
	Months Ended	Prior Year Quarter	Months Ended	Prior Year YTD
	June 30, 2008	Increase (Decrease)	June 30, 2008	Increase (Decrease)

Ton-miles (000’s):
Total dry	7,797,906	(13.3)%	15,916,350	(9.1)%
Total liquid	707,130	(10.9)%	1,469,415	(6.1)%

Total affreightment ton-miles	8,505,036	(13.1)%	17,385,765	(8.9)%
Total non-affreightment ton-miles	1,135,385	13.4%	2,280,070	18.1%

Total ton-miles	9,640,421	(10.7)%	19,665,835	(6.4)%

Average ton-miles per affreightment barge	3,308	(9.1)%	6,707	(3.3)%
Rates per ton mile:
Dry rate per ton-mile		25.8%		19.9%
Fuel neutral dry rate per ton-mile		12.9%		8.9%
Liquid rate per ton-mile		37.1%		30.1%
Fuel neutral liquid rate per-ton mile		13.2%		9.8%
Overall rate per ton-mile	$17.88	27.9%	$17.00	21.9%
Overall fuel neutral rate per ton-mile	$15.82	13.2%	$15.26	9.3%
Revenue per average barge operated	$79,179	21.8%	$152,075	22.5%
Fuel price and volume data:
Fuel price	$3.44	71.9%	$3.12	65.6%
Fuel gallons	18,966	(5.9)%	38,249	(3.0)%
Revenue data (in thousands):
Affreightment revenue	$151,630	11.1%	$295,004	11.0%

Towing	22,189	45.2%	42,407	51.9%
Charter and day rate	19,075	22.0%	38,284	33.3%
Demurrage	10,695	14.5%	22,353	3.2%
Other	13,598	48.8%	23,960	34.1%

Total non-affreightment revenue	65,557	32.7%	127,004	32.1%

Total transportation segment revenue	$217,187	16.8%	$422,008	16.6%

Data regarding changes in our barge fleet for the three and six months ended June 30, 2008 are summarized in the following table.

Domestic Barges — YTD	Dry	Tankers	Total

Barges operated as of the end of 2007	2,440	388	2,828
Retired	(72)	(4)	(76)
New builds	—	—	—
Purchased	1	—	1
Change in number of barges leased	(31)	—	(31)

Barges operated as of the end of the 2nd qtr 2008	2,338	384	2,722

Data regarding our boat fleet at June 30, 2008 is contained in the following table.

Owned Boat Counts and Average Age by Horsepower Class

		Average
Horsepower Class	Number	Age

1950 or less	57	31.5
Less than 4300	22	34.0
Less than 6200	43	33.5
7000 or over	15	31.0

Total/overall age	137	32.5

In addition to the above count, the Company had 23 chartered boats in service at June 30, 2008. Average life of a boat (with refurbishment) exceeds 50 years. Eight owned boats are being actively marketed for sale and are included in assets held for sale at June 30, 2008.

Operating conditions on the Inland Waterways deteriorated in the second quarter of 2008 over both the prior quarter and prior year quarter. Corps estimated industry tonnage for all commodities declined 14.5% in the second quarter and 11.3% year-to-date compared to the prior year comparable periods. In terms of ton-miles, we were down 10.7% in the quarter and 6.4% year-to-date. Ton-mile declines in grain shipments account for over half of our total ton-mile decline in the quarter combined with lower bulk and coal volumes and more than our total decline on a year-to-date basis as slight decreases in coal and liquids were more than offset by increases in bulk and outside towing ton-miles. For affreightment contracts, average ton-miles per barge operated were down over 9% in the quarter due to the difficult weather-related operating conditions, driving the year-to-date average from up slightly after the first quarter to down approximately 3% compared to the prior year.

We had 16,234 idle barge days in the quarter compared to 11,006 in the first quarter of 2008 and 4,203 in the prior year quarter due to the difficult weather-related operating conditions. On a year-to-date basis, barge days lost are over 27,000 compared to approximately 11,000 in the prior year, or a 155% increase. In addition to the margin on lost barge days, the sustained high water conditions led to operating inefficiencies resulting from tow size restrictions, daylight only operations, draft restrictions, standby boat requirements and high water surcharges. We estimate that the weather related transportation inefficiencies drove approximately $6 million of the decline in our transportation margin for the second quarter and $11 million of the decline year-to-date.

Affreightment pricing was strong in the quarter and year-to-date at 27.9% and 21.9% above the prior year comparable periods. However, fuel price escalations in our contracts, which are detrimental to operating margins, drove a significant portion of the price increases. On a fuel-neutral basis both our dry and liquid portfolios were up approximately 13% in the quarter and 9% year-to-date compared to the same periods of the prior year. Favorable grain pricing in the quarter and year-to-date, 38.2% and 24.2%, respectively, higher than prior year comparable periods, was primarily attributable to the impact of the difficult operating conditions on barge availability and did not materially contribute to offsetting the volume shortfall. The average annual grain rates for the mid-Mississippi River, which we believe is an indicator of the total market, increased over 60% in 2005 and by over 20% in 2006. Grain rates declined in 2007 by approximately 6% from their 2006 levels, remaining, however, 15% above the 2005 rates.

Historically, grain has experienced the greatest degree of seasonality among all the commodity segments, with demand generally following the timing of the annual harvest. Demand for grain movement generally begins around the Gulf Coast and Texas regions and the southern portions of the Lower Mississippi River, or the Delta area, in late summer of each year. The demand for freight spreads north and east as the grain matures and harvest progresses through the Ohio Valley, the Mid-Mississippi River area, and the Illinois River and Upper Mississippi River areas. System-wide demand generally peaks in the mid-fourth quarter. Demand normally tapers off through the mid-first quarter, when traffic is generally limited to the Ohio River as the Upper Mississippi River normally closes from approximately mid-December to mid-March, and ice conditions can hamper navigation on the upper reaches of the Illinois River. The annual differential between peak and trough rates has averaged 123% a year over the last five years. Average grain rates in the second quarter 2008 were 60% higher than the prior year at 478% due primarily to fuel price increases and the impact of difficult operating conditions on barge availability. Tariff rates in the second quarter 2007 were 300%. Rates in both the second quarters of 2008 and 2007 exceeded the average of 244% for the previous five year’s second quarters.

Total liquid cargo affreightment tonnage was impacted by the shift of 11 more barges and 19 more barges, on average, into day rate towing for the quarter and year-to-date when compared to the prior year. Revenues from charter and day rate contracts increased 22% for the second quarter and 33% for the six month period ended June 30, 2008 compared to the first six months of 2007 due primarily to higher available pricing for these contracts and this strategic shift in asset deployment.

Total revenues per average barge increased approximately 22% in the second quarter and first six months of 2008 compared to the prior year quarter. Approximately half of the increase in both time periods was due to higher non-affreightment revenues and half to higher affreightment revenues. Approximately half of the higher affreightment revenue per barge in the second quarter and almost 60% year-to-date was due to fuel price adjustments. The remainder was attributable to the fuel-neutral price increases.

A continued upward movement in fuel pricing drove almost $5 million in unrecovered fuel price increases in the quarter, with fuel rising as a percent of transportation segment sales over 8.4% compared to the prior year quarter. Fuel consumption was down almost 6% compared to the prior year quarter but the average price per gallon increased 72% to $3.44 per gallon. Additionally, we estimate that fuel price escalation drove approximately $3.6 million of the increase over the prior year quarter in the cost of fleeting, shifting and towing services we purchased during the second quarter of 2008.

Manufacturing

In the first six months of 2008 no barges were produced for our transportation segment, compared to two liquid tank barges in 2007. Increased revenues in the manufacturing segment were driven by the mix shift to more tank barges and special vessels than in the prior year and by steel price escalation clauses.

Manufacturing segment units produced for external sales or internal use

	Quarter Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

External sales:
Liquid tank barges	17	6	26	13
Ocean tank barges	2	—	3	—
Dry cargo barges	93	93	172	175

Total external units sold	112	99	201	188

Internal sales:
Liquid tank barges	—	2	—	2
Dry cargo barges	—	—	—	—

Total units into production	—	2	—	2

Total units produced	112	101	201	190

We plan to build approximately 291 barges (201 dry, 85 liquid and 5 special vessels) this year, of which approximately 29 will be internal builds. All of the internal builds are anticipated to be liquid tank barges. We continue to believe there is no sign of over-production in the industry and that most of the production is for replacement demand.

Consolidated Financial Overview — Non-GAAP Financial Measure Reconciliation

AMERICAN COMMERCIAL LINES INC.

NET INCOME TO EBITDA RECONCILIATION

	Quarter Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Unaudited)
	(Dollars in thousands)

Net Income from Continuing Operations	$3,364	$5,900	$5,667	$4,834
Discontinued Operations, Net of Income Taxes	291	(3)	303	(49)

Consolidated Net Income	$3,655	$5,897	$5,970	$4,785

Adjustments from Continuing Operations:
Interest Income	(12)	(103)	(62)	(127)
Interest Expense	5,988	2,818	12,720	5,999
Debt Retirement Expenses	2,379	2,189	2,379	23,938
Depreciation and Amortization	13,488	12,554	26,134	24,765
Taxes	2,071	3,574	3,446	2,936
Adjustments from Discontinued Operations:
Interest Income	(13)	(32)	(32)	(86)
Depreciation and Amortization	—	—	—	—
Taxes	158	(1)	165	(29)
EBITDA from Continuing Operations	27,278	26,932	50,284	62,345
EBITDA from Discontinued Operations	436	(36)	436	(164)

Consolidated EBITDA	$27,714	$26,896	$50,720	$62,181

EBITDA from Continuing Operations by Segment:
Transportation Net Income	$(3,448)	$1,981	$(4,458)	$(1,379)
Interest Income	(10)	(103)	(58)	(127)
Interest Expense	5,988	2,818	12,720	5,999
Debt Retirement Expenses	2,379	2,189	2,379	23,938
Depreciation and Amortization	12,232	11,922	24,139	23,553
Taxes	2,071	3,574	3,446	2,936

Transportation EBITDA	$19,212	$22,381	$38,168	$54,920

Manufacturing Net Income	$6,807	$4,821	$10,314	$7,267
Interest Income	—	—	—	—
Interest Expense	—	—	—	—
Depreciation and Amortization	694	632	1,348	1,212
Taxes	—	—	—	—

Total Manufacturing EBITDA	7,501	5,453	11,662	8,479
Intersegment Profit	(87)	(902)	(234)	(1,054)

External Manufacturing EBITDA	$7,414	$4,551	$11,428	$7,425

Management considers EBITDA to be a meaningful indicator of operating performance and uses it as a measure to assess the operating performance of the Company’s business segments. EBITDA provides us with an understanding of one aspect of earnings before the impact of investing and financing transactions and income taxes. Additionally, covenants in our debt agreements contain financial ratios based on EBITDA. EBITDA should not be construed as a substitute for net income or as a better measure of liquidity than cash flow from operating activities, which is determined in accordance with generally accepted accounting principles (“GAAP”). EBITDA excludes components that are significant in understanding and assessing our results of operations and cash flows. In addition, EBITDA is not a term defined by GAAP and as a result our measure of EBITDA might not be comparable to similarly titled measures used by other companies.

The Company believes that EBITDA is relevant and useful information, which is often reported and widely used by analysts, investors and other interested parties in our industry. Accordingly, the Company is disclosing this information to allow a more comprehensive analysis of its operating performance.

Outlook

Recent Event:  On July 23, 2008, a tank barge owned by American Commercial Lines LLC, an indirect wholly-owned subsidiary of the Company, (“ACLLLC”) that was being towed by DRD Towing Company, L.L.C., of Harvey, LA, an independent towing contractor (“DRD Towing”), was involved in a collision with the motor vessel Tintomara at Mile Marker 97 of the Mississippi River in the New Orleans area. See Note 14 to the unaudited condensed consolidated financial statements. The Company is evaluating the potential impact that this event may have on its financial condition and results of operations. At present, the Company believes that given its available insurance and legal remedies the incident will not have a material impact on the Company’s financial condition and results of operations. See “Risk Factors”. The Company expects costs in the third quarter of 2008 relating to retention amounts under our insurance policies, however, we do not expect such costs to exceed $1 million. The Company also expects to incur additional legal costs for the foreseeable future as it defends itself in the pending class action litigation and pursues other legal remedies, however, the Company expects that most of these costs will be reimbursed by its or DRD Towing’s insurance carriers. The Company may face additional costs associated with the incident on July 23, 2008 although we are unable to determine the amount of such additional costs, if any, at this time.

Transportation:  We believe that our value proposition is to deliver the safest, cleanest, most cost effective and innovative transportation solutions to our customers. Barge transportation is widely recognized as the lowest cost, cleanest, safest and most fuel efficient mode of transportation in the U.S. and is estimated to be operating at only 50% of infrastructure capacity. We expect over the next few years to significantly change our portfolio mix of commodities and increase the capacity of our liquid fleet. Though the re-balancing of the transportation portfolio is expected to take some time, we have begun to make tangible progress. During the first six months of 2008 our transportation revenues were comprised of 30% liquid, 32% bulk, 17% grain, 11% coal and 10% steel. During 2007 our transportation revenues were comprised of 31% bulk, 27% liquids, 25% grain, 9% steel and 8% coal. During 2006, our transportation revenues were comprised of 32% grain, 28% bulk, 24% liquids, 8% coal and 8% steel. We intend to pursue a comprehensive sales and marketing program involving freight that has traditionally been moved by barge as well as freight that is currently “off-river” to convert the Company’s portfolio mix of business to 40% liquids, 20% coal, 20% bulk, 10% grain, 5% steel and 5% emerging markets.

Consistent with our strategic vision, we plan to continue growing our liquids business, and reshaping our dry business by pursuing the following strategies.

•	Dry cargo barge retirements in the first six months of 2008 totaled 72 barges, bringing the total number of retirements in the period beginning January 1, 2006 through the first quarter of 2008 to 558 units, or almost 20% of the Company’s previously existing dry cargo fleet. We expect a total of approximately 180 barge reductions in our dry fleet in 2008. We are not building any new dry cargo barges during 2008 for our transportation division at our shipyard and expect that increasing the efficiency of the existing fleet should compensate for a large portion of the scrapping of older barges in the near term.

•	We have increased the number of liquid tank barges to be built at our shipyard later in 2008, in order to add approximately 15% to our existing liquid tank barge barrel capacity to accommodate accelerated growth in our liquids division.

•	In August 2007 we established a headquarters location in Houston, Texas for our liquids division to more directly service the majority of our primary liquids customers and prospects.

•	We continue replacing certain seasonal dry cargo spot business with more ratable long-term contract business.

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

Year-to-date through June 30, 2008 our barrel capacity of our liquid fleet has decreased slightly. All of the barges to be built by our manufacturing division for the transportation division in the second half of 2008 are expected to be liquid cargo barges, which will create an expansion in our liquids capacity.

Our objectives are similar in the dry markets, pursuing growth that fits within our scheduled service model while retaining existing business that fits in this model. Management believes the key to our success in the dry markets will again be driven by producing a more valuable transportation service product to compete for more new, ratable business against other transportation modes. This is also a key to increased dry fleet efficiency. We are focused on improving asset turn rates through reduction of average stationary days per barge loading. We expect to continue to focus our efforts on moving more ratable coal and capturing distressed rail movements. New coal business is expected to be market-priced. The majority of our existing coal volume moves under a long-term legacy contract. Although the contract contains fuel and general cost escalation clauses, the specific contract provisions of the fuel adjustment clause do not cover cost increases and have driven this contract to be unprofitable. Pet coke, alumina and outbound steel have offered some early progress in our dry portfolio rebalancing. As we move to replace a portion of the grain moved by barge, we continue to seek expansion in large, ratable dry shipments with existing and new customers in the Company’s primary service lanes. Many of the cargoes we are testing are conversions from other modes of transportation, primarily rail. The Company expects to continue to offer these modal alternatives in chemicals as well as in new target markets such as forest products/lumber, coal/scrubber stone, energy products, and in emerging markets like municipal solid waste. We believe that there is significant opportunity to move by barge certain cargoes that currently move via truck and rail. On a year-to-date basis we believe we have generated over $41 million in new organic growth, including $23 million of coal, $14 million of bulk and $4 million of liquid growth.

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

We believe terminaling and transloading will become a more prominent part of the strategy going forward as we begin to expand our dock-to-dock offerings, to include dock-to-door and door-to-door options. With ACL facilities in St. Louis, Memphis, New Orleans and Chicago, we believe we have a strong, strategically located core of base locations to begin to offer one-stop transportation services. In fact, several of the cargo expansions in 2007 included multi-modal solutions through our terminal locations. Our Lemont, Illinois facility, located just outside of Chicago, provides terminaling and warehousing services for clients shipping and receiving their products by barge. Through Lemont, we are transloading products to be routed to or through Chicago. The Lemont facility also handles products manufactured in the greater Chicago area which are destined to the southern United States and to export markets.

At June 30, 2008, 72% of our fleet consisted of covered hopper barges. The demand for coarse grain freight, particularly transport demand for corn, has historically been an important driver of our revenue. We expect grain to still be a component of our future business mix. However, the grain flows we expect to pursue going forward are the ratable, predictable flows. Smaller, more targeted, export grain programs that run ratably throughout the year are likewise attractive as they are not as susceptible to volatile price swings and seasonal harvest cycles. The complex interrelationships of agricultural supply/demand, the weather, ocean going freight rates and other factors lead to a high degree of unattractive volatility in both demand and pricing. Our service commitment is to build and maintain a covered barge fleet that handles ratable, profitable commodities. We expect that the introduction of new demand will, over time, drive our grain position down to approximately 10% of our revenue base.

Although we expect to significantly reduce our exposure to seasonal grain moves, grain is still expected to be both an important commodity for us and, as circumstances allow, a tactical opportunity. The United States Department of Agriculture (the “USDA”) forecasted, as of July 11, 2008, corn exports of 2.45 billion bushels for the 2007/2008 crop year and 2.13 billion bushels for the 2006/2007 crop year. Crop years are measured from September 1 through August 31 of the next calendar year. The total 2007/2008 and 2006/2007 corn harvests are estimated to be approximately 13.07 billion and 10.53 billion bushels, respectively. We believe that the estimated corn harvest size and export demand will result in a significant opportunity for barge transportation service for export grain through the port of New Orleans.

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

Freight rates in both the dry and liquid freight markets are a function of the relationship between the amount of freight demand and the number of barges available to load freight. We believe the current supply/demand relationship for dry cargo freight indicates that recent improvements in contract market freight rates will stabilize in the near term with the possibility of further moderate increases in freight rates in the future if capacity continues to decline. Fuel price increases which we have experienced in the fourth quarter of 2007 and the first six months of 2008 act to increase rates due to contractual fuel rate adjustment clauses. These rate increases resulted in decreased margin percentages as equal amounts are added to revenue and to expense, diluting margin. We believe the supply/demand relationship for liquid freight will also continue to benefit from tightened supply/demand dynamics in the industry.

We may continue to shift a larger portion of our liquid fleet business to day rate contracts, rather than affreightment contracts. Such a shift may result in a reduction in tonnage but an increase in revenues per barge as we would be paid a per diem rate regardless of the tonnage moved. We anticipate approximately $220 million in contract renewals in 2008, primarily in the fourth quarter. We expect that we will be able to continue to achieve meaningful increases in contract rates on a fuel-neutral basis. Of the expected renewals, 64%, 13% and 23% of the renewable contracts, are one, two and three years or older, respectively.

From an expense standpoint, fuel price increases may reduce profitability in three primary ways. First, contractual protection in the Company’s newest term contracts operate on a one month lag thereby exposing us to a one month delay in recovering higher prices. Some older term contracts are adjusted quarterly thus lengthening our exposure. We have been changing the frequency of rate adjustments for fuel price from quarterly to monthly as we renew our contracts. Our fuel price risk is highest in periods of rapidly escalating fuel prices. Second, fuel rates may move ahead of booked-forward spot market pricing. Third, fuel expense is a significant component of the cost structure of other fleeting, shifting and towing vendors that we use. These costs are passed through to us in higher rates for such services and we are generally unable to pass these increases through to our customers. In the quarter ended June 30, 2008, we believe we recovered approximately 92% of our direct fuel cost through the fuel rate adjustment clauses in our contracts and through spot rate pricing. Though this represents a sequential improvement from the 86% recovery rate in the first quarter of 2008, we believe the continuing increases in fuel costs drove approximately $8.6 million of the decline in our operating income in the second quarter of 2008. On a year-to-date basis we believe that approximately $18 million of the decline in operating income compared to the prior year period was driven by the impact of unrecovered fuel. In anticipation of further instability in fuel pricing, as of June 30, 2008, we had entered into fuel swap contracts fixing the price on 7,200,000 gallons of our anticipated future fuel usage through June 2009. The value of the fuel price swaps at June 30, 2008 was $3.6 million. We anticipate that we will continue to hedge the cash flows related to unprotected fuel gallons as monthly contracts expire and may expand the total size of the hedge program.

Increases in wages and other costs, if they are not recoverable under contract adjustment clauses or through rates we are able to obtain in the market, also create margin pressure. We would also expect to experience continued pressure on labor rates, which we expect to defray through labor escalators in some of our contracts and through pricing. Competition for experienced vessel personnel is strong, and increases in experienced vessel personnel wage rates have been exceeding the general inflation level for several years. We expect this trend to continue and we may not be able to recover such increases over time.

Manufacturing:  At June 30, 2008, our manufacturing sales backlog, including legacy and non-legacy contracts, was approximately $306 million of contracted revenue with expected deliveries extending into the second half of 2010. This is a decline of approximately $123 million from the end of 2007, due to current year production. We do not believe that demand has weakened for new barges and expect to begin adding bookings as we determine more specifically the number and timing of barges to be built for the transportation segment. The backlog does not include legacy options until exercised, but we expect all legacy options to eventually be exercised. Almost all of the contracts in the backlog contain steel price adjustments. The actual price of steel at the time of construction may result in contract prices that are greater than or less than those used to calculate the backlog at the end of the second quarter of 2008. All of the contracts booked since 2006 are expected to exceed our minimum acceptable operating margin when they enter production. This backlog excludes option units in booked contracts and our planned construction of internal replacement barges. We are focused on reducing labor costs relative to our bid specifications. During the first six months of 2008 our labor hours per ton on both the hopper and liquid tank barge lines have improved approximately 18.5% over the prior year improving our realized margins on these contracts. We anticipate that during the third and fourth quarters of 2008 liquid tank barges will be a higher portion of our manufactured units.

Additionally, at the end of 2007 we had over $200 million related to more than 375 vessels in our backlog that were priced under contracts or options negotiated at lower estimated margins and with more aggressive labor estimates than in contracts signed during 2006 and 2007, which will result in lower margins as they enter production. Approximately 50 to 55% of this $200 million lower margin business is expected to be produced in 2008. During the first six month of 2008 all of the barges except one special vessel were legacy contract barges totaling over $150 million of total year-to-date revenue. Unsigned options in these contracts on nearly 200 additional vessels or more than $100 million of revenues are expected to extend the margin impact into 2010 and 2011 if the options are exercised. During the second quarter of 2008, we renegotiated one legacy liquid barge agreement to fulfill our customer’s need for a different product mix which allowed us the opportunity for higher margins on expected 2009 production. After the renegotiation of this contract, legacy contracts represented approximately 25% of our backlog at June 30, 2008. We expect that these lower margin barges will decline as a percent of total production in 2008 and to be 25 to 30% of production in 2009 and 30 to 35% in 2010. All legacy contracts contain steel price escalation clauses, however, some option barges are not covered by labor or other cost escalation clauses. We expect that 2008 full year revenues in our manufacturing segment will exceed 2007 revenues, though the number of barges produced is expected to decline. The increase is due to an expected sales mix shift to more higher priced liquid cargo barges.

AMERICAN COMMERCIAL LINES INC. OPERATING RESULTS BY BUSINESS SEGMENT
Quarter Ended June 30, 2008 as compared with Quarter Ended June 30, 2007

				% of Consolidated
	Quarter Ended			Revenue
	June 30,			2nd Quarter
	2008	2007	Variance	2008	2007
	(Dollars in thousands except where noted)
	(Unaudited)

REVENUE
Transportation and Services	$227,085	$185,869	$41,216	70.4%	71.2%
Manufacturing (external and internal)	96,104	81,218	14,886	29.8%	31.1%
Intersegment manufacturing elimination	(495)	(5,873)	5,378	(0.2)%	(2.3)%

Consolidated Revenue	322,694	261,214	61,480	100.0%	100.0%
OPERATING EXPENSE
Transportation and Services	220,257	175,819	44,438
Manufacturing (external and internal)	89,339	76,376	12,963
Intersegment manufacturing elimination	(408)	(4,971)	4,563

Consolidated Operating Expense	309,188	247,224	61,964	95.8%	94.6%
OPERATING INCOME
Transportation and Services	6,828	10,050	(3,222)
Manufacturing (external and internal)	6,765	4,842	1,923
Intersegment manufacturing elimination	(87)	(902)	815

Consolidated Operating Income	13,506	13,990	(484)	4.2%	5.4%
Interest Expense	5,988	2,818	3,170
Debt Retirement Expenses	2,379	2,189	190
Other Expense (Income)	(296)	(491)	195

Income Before Income Taxes	5,435	9,474	(4,039)
Income Taxes	2,071	3,574	(1,503)
Discontinued Operations	291	(3)	294

Net Income	$3,655	$5,897	$(2,242)

Domestic Barges Operated (average of period beginning and end)	2,743	2,860	(117)
Revenue per Barge Operated	$79,179	$65,001	$14,178

RESULTS OF OPERATIONS

Three months ended June 30, 2008 comparison to three months ended June 30, 2007

Revenue.  Consolidated revenue increased by $61.5 million or 23.5% to $322.7 million.

The consolidated revenue increase was primarily due to a 16.8% increase in transportation segment revenue, a 26.9% increase in manufacturing revenue and the inclusion of revenues of two acquired companies from their dates of acquisition whose results were not included in the prior year.

The increase in transportation segment revenues was driven by several factors. Affreightment rates increases of 27.9%, driven by fuel adjustment clauses in our contracts and fuel-neutral rate increases of 13.2%. Outside towing and charter/day rate revenue rose 33.5% and scrapping revenue doubled. Affreightment volumes decreased $12.5 million, partially offsetting the other increases. Revenues per average barge increased approximately

22% to $79,179 in the second quarter of 2008 compared to the prior year quarter. Approximately half of the increase was due to higher non-affreightment revenues and half to higher affreightment revenues.

In the second quarter of 2008 no barges were produced for our transportation segment, compared to two liquid tank barges in 2007. Increased revenues in the manufacturing segment were driven by higher production, the mix shift to more tank barges and special vessels than in the prior year and by steel price escalation clauses. The manufacturing segment’s production in the second quarter of 2008 included 17 liquid tank barges, 93 dry cargo and two special vessels. Manufacturing segment revenue from sales to third parties increased $20.3 million as compared to the second quarter of 2007.

Operating Expense.  Consolidated operating expense increased by $61.9 million or 25.1% to $309.2 million.

Transportation segment operating expenses increased $34.7 million primarily driven by the $24.9 million increase in fuel. We estimate that $5.0 million of our direct fuel price variance was not recovered in the quarter. Transportation segment cost of sales additionally increased $8.6 million due mostly to higher external shifting and towing costs and $1.2 million in higher labor costs. These increases were partially offset by a $2.4 million favorable fuel volume variance and $0.3 million lower selling, general and administrative expenses (“SGA”). We estimate that approximately $6 million of our cost inflation related to restricted operating conditions during the quarter. We also estimate that $3.6 million of our cost inflation relates to the pass through of higher fuel prices by our third party service vendors along the Inland Waterways. SGA for the quarter also included approximately $0.8 million related to the costs of the second 2008 reduction in force which occurred during the quarter.

Manufacturing segment operating expenses increased $17.5 million due to the higher levels of external production and higher costs of steel. Despite the increase in dollar terms, manufacturing gross margin improved by $2.6 million due primarily to increased labor productivity. In the quarter ended June 30, 2008 our labor hours per ton of steel processed on the dry cargo barge line improved approximately 24% and on the liquid tank barge line by 14% compared to the prior year, improving our realized margins on these contracts.

The remaining increase in operating expenses resulted from the consolidation from their dates of acquisition of Elliott Bay and Summit, acquired in the fourth quarter 2007 and second quarter 2008, respectively.

Operating Income.  Operating income declined $0.5 million to $13.5 million. Operating income, as a percent of consolidated revenues declined to 4.2% compared to 5.4% in the second quarter of the prior year. The decline was primarily a result of expenses which increased more than revenues driving the deterioration in the operating ratio in the transportation segment to 96.9% from 94.6%. In the transportation segment, as a percentage of segment revenue, labor and fringe benefits along with material, supplies and other declined to 48.9% of revenue compared to 51.5% in the prior year quarter. This was due to the leverage created by gross price increases of 27.9%, as those costs increased $10.6 million in dollar terms. In turn fuel cost inflation drove an 8.4% increase as a percent of transportation segment revenue increasing $24.9 million. Manufacturing gross margin increased 1.3% or $2.6 million due to improved labor efficiency.

Interest Expense.  Interest expense was $6.0 million, an increase of $3.2 million over the quarter ending June 30, 2007. The increase was due to a higher revolver balance.

Debt Retirement Expense.  Debt retirement expense was $2.4 million in the second quarter, 2008 due to the amendment of the existing credit agreement compared to $2.2 million in the second quarter, 2007 related to the retirement of our former credit facility.

Income Tax Expense.  The effective rate for income tax is equal to the federal and state statutory rates after considering the deductibility of state income taxes for federal income taxes purposes.

Discontinued Operations, Net of Taxes.  Net income from discontinued operations increased due to favorable resolution of contingencies related to the sale of the Venezuela operations in the fourth quarter 2006.

Net Income.  Net income decreased $2.2 million from the prior year same quarter to $3.7 million due to the reasons noted.

AMERICAN COMMERCIAL LINES INC. OPERATING RESULTS BY BUSINESS SEGMENT
Six Months Ended June 30, 2008 as compared with Six Months Ended June 30, 2007

				% of Consolidated
	Six Months Ended			Revenue
	June 30,			Six Months
	2008	2007	Variance	2008	2007
	(Unaudited)
	(Dollars in thousands except where noted)

REVENUE
Transportation and Services	$433,539	$361,998	$71,541	73.1%	74.0%
Manufacturing (external and internal)	160,657	133,898	26,759	27.1%	27.3%
Intersegment manufacturing elimination	(986)	(6,438)	5,452	(0.2)%	(1.3)%

Consolidated Revenue	593,210	489,458	103,752	100.0%	100.0%
OPERATING EXPENSE
Transportation and Services	420,480	331,957	88,523
Manufacturing (external and internal)	150,416	126,899	23,517
Intersegment manufacturing elimination	(752)	(5,384)	4,632

Consolidated Operating Expense	570,144	453,472	116,672	96.1%	92.6%
OPERATING INCOME
Transportation and Services	13,059	30,041	(16,982)
Manufacturing (external and internal)	10,241	6,999	3,242
Intersegment manufacturing elimination	(234)	(1,054)	820

Consolidated Operating Income	23,066	35,986	(12,920)	3.9%	7.4%
Interest Expense	12,720	5,999	6,721
Debt Retirement Expenses	2,379	23,938	(21,559)
Other Expense (Income)	(1,146)	(1,721)	575

Income before Income Taxes	9,113	7,770	1,343
Income Taxes	3,446	2,936	510
Discontinued Operations	303	(49)	352

Net Income	$5,970	$4,785	$1,185

Domestic Barges Operated (average of period beginning and end)	2,775	2,917	(142)
Revenue per Barge Operated	$152,075	$124,121	$27,954

Six months ended June 30, 2008 comparison to six months ended June 30, 2007

Revenue.  Consolidated revenue increased by $103.8 million or 21.2% to $593.2 million.

The consolidated revenue increase was primarily due to a 16.6% increase in transportation segment revenue, a 25.3% increase in manufacturing revenue and the inclusion of revenues of two acquired companies from their dates of acquisition whose results were not included in the prior year.

The increase in transportation segment revenues was driven by several factors. Affreightment rates increased 21.9%, driven by fuel adjustment clauses in our contracts and fuel-neutral rate increases of 9.3%. Outside towing and charter/day rate revenue rose 42.4% and scrapping revenue more than doubled. Affreightment volumes decreased $15.2 million, partially offsetting the other increases. Revenues per average barge increased approximately 23% to $152,075 in the second quarter of 2008 compared to the prior year quarter. Approximately half of the increase was due to higher non-affreightment revenues and half to higher affreightment revenues.

In the six months ended June 30, 2008 no barges were produced for our transportation segment, compared to two liquid tank barges in 2007. Increased revenues in the manufacturing segment were driven by higher production, the mix shift to 13 more tank barges and 3 more special vessels than in the prior year and by steel price escalation clauses. The manufacturing segment’s production in the in the six months ended June 30, 2008 included 26 liquid tank barges, 172 dry cargo and three special vessels. Manufacturing segment revenue from sales to third parties increased $32.2 million as compared to the six months ended June 30, 2007.

Operating Expense.  Consolidated operating expense increased by $116.7 million or 25.7% to $570.1 million.

Transportation segment operating expenses increased $76.9 million primarily driven by the $45.1 million increase in fuel. We estimate that $9.3 million of our direct fuel price variance was not recovered in the year-to-date period. Transportation segment cost of sales additionally increased $31.8 million due mostly to higher external shifting and towing costs, high fleet repair and preparation expenses, $3.1 million in higher labor costs and $1.9 million in higher SGA. These increases were partially offset by a $2.2 million favorable fuel volume variance. We estimate that approximately $11 million of our cost inflation related to restricted operating conditions during the quarter. We also estimate that $5.8 million of our cost inflation relates to the pass through of higher fuel prices by our third party service vendors along the Inland Waterways. SGA for the six months also included approximately $1.9 million related to the costs of the 2008 reductions in force.

Manufacturing segment operating expenses increased $28.1 million due to the higher levels of external production and higher costs of steel. Despite the increase in dollar terms, manufacturing gross margin improved by $3.9 million due primarily to increased labor productivity. In the quarter ended June 30, 2008 our labor hours per ton of steel processed on the dry cargo barge line and on the liquid tank barge line improved by approximately by approximately 18% compared to the prior year, improving our realized margins on these contracts.

The remaining increase in operating expenses resulted from the consolidation from their dates of acquisition of Elliott Bay and Summit, acquired in the fourth quarter 2007 and second quarter 2008, respectively.

Operating Income.  Operating income declined $12.9 million to $23.1 million. Operating income, as a percent of consolidated revenues declined to 3.9% compared to 7.4% in the first six months of the prior year. The decline was primarily a result of expenses which increased more than revenues driving the deterioration in the operating ratio in the transportation segment to 96.9% from 91.7%. In the transportation segment, as a percentage of segment revenue, labor and fringe benefits along with material, supplies and other declined to 50.0% of revenue compared to 51.4% in the prior year period due to the leverage created by gross price increases of 21.9%, increasing $28.2 million. In turn, fuel cost inflation drove a 7.7% increase as a percent of transportation segment revenue increasing $45.1 million. Manufacturing gross margin increased 1.8% or $4.1 million due to improved labor efficiency.

Interest Expense.  Interest expense was $12.7 million, an increase of $6.7 million over the six months ending June 30, 2007. The increase was due to a higher revolver balance.

Debt Retirement Expense.  Debt retirement expense of $2.4 million in 2008 declined $21.5 million due to the excess of the expenses related to retirement of our Senior Notes and former credit facility in 2007 over the expenses of the June, 2008 amendment of the existing credit facility. There were no debt retirements in the six months ended June 30, 2008.

Income Tax Expense.  The effective rate for income tax is equal to the federal and state statutory rates after considering the deductibility of state income taxes for federal income taxes purposes.

Discontinued Operations, Net of Taxes.  Net income from discontinued operations increased due to favorable resolution of contingencies related to the sale of the Venezuela operations which occurred in the fourth quarter 2006.

Net Income.  Net income increased $1.2 million from the prior year period to $6.0 million due to the reasons noted.

LIQUIDITY AND CAPITAL RESOURCES

Our funding requirements include capital expenditures (including new barge purchases), vessel and barge fleet maintenance, interest payments and other working capital requirements. Our primary sources of liquidity are cash generated from operations, borrowings under the revolving credit facility and, to a lesser extent, barge scrapping activity, sale and leaseback transactions and cash proceeds from the sale of non-core assets. We expect that our sources of liquidity will be sufficient to meet planned capital expenditures, working capital and other cash requirements during 2008. On June 26, 2008, the Company entered into an amendment to its revolving credit facility. The amendment eased certain financial covenants, increasing the leverage ratio as defined in the revolving credit agreement from 3.0 times EBITDA at June 30, 2008 to 3.75 times EBITDA and decreasing the fixed charge coverage ratio as defined in the revolving credit agreement from 1.50 times to 1.25 times until maturity. The amendment also adjusts the maturity date of the Credit Agreement from April 2012 to March 2009, and decreases the total revolving loan commitments from $600,000 to $550,000.

Our cash operating costs consist primarily of purchased services, materials and repairs, fuel, labor and fringe benefits (all of these presented as Cost of Sales on the condensed consolidated income statements), and selling, general and administrative costs.

Capital expenditures are a significant use of cash in our operations totaling $25.0 million in the six months ended June 30, 2008. Historically, capital is expended primarily to fund the building of new barges to replace retiring barges, to increase the useful life or enhance the value of towboats and barges and to replace or improve equipment used in manufacturing or other lines of business. We expect 2008 capital expenditures to be approximately $115 to $120 million, including approximately $57 million for construction of new liquid tank barges during the second half of 2008. Acquisition spending will be incremental to this expectation including the $8.5 million for the acquisition of the remaining ownership interests in Summit during the second quarter, 2008. Other capital expenditures are made for vessel and facility improvements and maintenance that extend the useful life or enhance the function of our assets. Sources of funding for these capital expenditures and other investments include cash flow from operations, borrowings under the revolving credit facility and, to a lesser extent, proceeds from barge scrapping activities.

Our Indebtedness

As of June 30, 2008, we had total indebtedness of $446.5 million. This included $445.0 million drawn under the revolving credit facility, $0.8 million in a hold back note from our acquisition of Elliott Bay Design Group and a similar $0.7 hold back note from our acquisition of Summit.

The revolving credit facility bears interest at LIBOR plus a margin or at the prime rate plus a margin based on the consolidated leverage ratio as defined in the amended agreement. At June 30, 2008 the margin was 275 basis points above LIBOR and 150 basis points above prime. The June 26, 2008 amendment increased the defined interest rate margins under the facility by 100 basis points from levels in place prior to that amendment. The effective interest rate during the quarter ended June 30, 2008 was 4.87%. The revolving credit facility contains certain covenants including a total leverage ratio, fixed charge coverage ratio and minimum net worth as defined in the facility loan agreement. The revolving credit facility is secured by the tangible and intangible assets of the Company.

The Elliott Bay note bears interest at 5.5% per annum and is payable on or before January 2, 2009. This note was part of the consideration given in the purchase of Elliott Bay. The Summit Contracting note bears interest at 6.0% per annum and is payable on September 30, 2009. Both of these notes may be reduced to cover certain indemnification obligations of the sellers.

As of June 30, 2008 the Company is in compliance with all covenants in its revolving credit facility.

We anticipate that we will replace the amended credit facility before its March 2009 expiration date and are reviewing alternatives including an asset based loan. On June 26, 2008 the Company filed an unallocated shelf registration statement with the Securities and Exchange Commission for up to $200 million. The registration statement was filed to enhance the Company’s access to the capital markets prior to the March 2009 maturity of its revolving credit facility.

Net Cash, Capital Expenditures and Cash Flow

Net cash provided by operating activities was $42.6 million in the six months ended June 30, 2008 as compared to net cash provided by operating activities of $26.1 million in the six months ended June 30, 2007. The increase in cash provided by operations was due primarily to a positive impact of working capital changes in the current year due to increased deferred revenue on higher revenue rates, higher fuel accruals, improvement in days sales outstanding, improved vendor terms and higher customer deposits, partially offset by lower income, after adding back the debt retirement expenses to 2007 (as those are considered a financing cash flow).

Our cash used in investing activities was $32.9 million in the six months ended June 30, 2008 and $50.7 million in the six months ended June 30, 2007. In 2008, the cash used resulted from the acquisition of the remaining equity interests of Summit which we completed April 1, 2008 ($8.5 million) and improvements to our boat and barge fleet and our facilities ($25.0 million). No new barges were added to the fleet in the first six months of 2008. In 2007, the cash used resulted from investment in the McKinney assets ($15.6 million), the initial investment in preferred units of Summit ($6.1 million) and improvements to our boat and barge fleet and our facilities ($31.1 million). These investing outlays were partially offset by proceeds of $0.8 million in 2008 and $4.2 million in 2007 on asset dispositions, primarily barges sold to third parties to be scrapped. A gain on these disposals of $0.3 million in 2008 and $1.6 million in 2007 is included in operating income in our condensed consolidated income statements. Our amended credit agreement will allow us to proceed with adding approximately 29 new liquid tank barges into our fleet in the third and fourth quarter, which will bring us to approximately $115 to $120 million in total capital expenditures for the full year. In addition, for the full year, we plan to scrap approximately 180 dry hopper barges during the year and expect to not renew charters on approximately 70 dry hopper barges. Through June 30, 2008 we had scrapped or sold 111 barges.

Approximately $1.0 million of cash was used in financing activities in 2008. Financing activities provided $19.5 million of cash in 2007. In 2008, borrowing under our credit facility provided approximately $6 million, but was more than offset by decreases in outstanding checks and debt costs paid. The impact of the tax benefit of share-based compensation and exercise price of stock options exceeded the purchase cost of treasury shares from “cashless” exercises in the share-based plans by approximately $1.0 million. In 2007, cash provided resulted primarily from borrowings under our credit facility, the excess tax benefit of share-based compensation and an increase in outstanding checks. These were partially offset by the Senior Notes repurchased, the tender premium on those notes, and the cash used to repurchase our Common Shares.

CHANGES IN ACCOUNTING STANDARDS

In September 2006 the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The standard defines fair value as the price received to sell an asset or paid to transfer a liability in an orderly transaction between market participants (knowledgeable, independent, able, willing parties) at any measurement date. The standard assumes highest and best use defined from the perspective of a market participant. Transactions costs are excluded from fair value. The standard creates a hierarchy of fair value determination where Level 1 is active market quotes for identical assets, Level 2 is active market quotes for similar assets and Level 3 is for fair value determined through unobservable inputs. Fair value must account for risk (those inherent in the valuation process, risk that an obligation may not be fulfilled) and for any restriction on an asset if a market participant would consider in valuation. This Statement does not eliminate the practicability exceptions to fair value measurements in other promulgated pronouncements. The provisions of SFAS 157 became effective for the Company on January 1, 2008. SFAS 157 transition provisions for certain instruments required cumulative-effect adjustments to beginning retained earnings. The Company had no instruments requiring this treatment at January 1, 2008. Therefore, the impact of SFAS 157 on the Company was prospective through earnings or other comprehensive income, as appropriate. Adoption of the fair value measurements made by the Company in the financial statements did not have a material impact on the financial position or results of operations of the Company and is not anticipated to have a significant impact in the future. We will adopt the provisions of SFAS No. 157 in two phases. The first phase was effective for financial assets and liabilities in our first quarter of 2008 and the second phase will be effective for non-financial assets and liabilities for fiscal years beginning after November 15, 2008 or our first quarter of fiscal 2009.

In February 2007 the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 allows entities to voluntarily choose, at specified election dates, to measure many financial assets and financial liabilities (as well as certain non-financial instruments that are similar to financial instruments) at fair value (the “fair value option”). The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, SFAS 159 specifies that all subsequent changes in fair value for that instrument shall be reported in earnings. SFAS 159 was effective as of the beginning of the Company’s fiscal year that began January 1, 2008. We did not elect the fair value option allowed by this standard for any pre-existing financial assets or liabilities and, therefore, the adoption of SFAS 159 did not have a significant effect on the Company’s financial statements on adoption.

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

Fuel Price Risk

For the quarter ended June 30, 2008, fuel expenses represented approximately 30.1% of our transportation segment revenue. A one cent per gallon rise in fuel price would increase our annual operating expense by approximately $1.0 million. We partially mitigate our fuel price risk through contract adjustment clauses in our term contracts. Contract adjustments are deferred either one quarter or one month, depending primarily on the age of the term contract. We have been increasing the frequency of contract adjustments to monthly as contracts come up for renewal to further limit our exposure. We also have exposure under forward booked spot contracts and, to the extent that spot rates respond to factors other than the price of fuel, on other spot movements. All of our grain, which was 25% of our total transportation segment revenue for the full year in 2007, and some of our bulk and coal move under spot contracts. In periods of rapidly rising fuel prices we are also exposed to pass-through impacts of higher fuel prices on purchased outside towing, fleeting and shifting costs from third parties engaged in those activities on the Inland Waterways. From time to time ACL has utilized derivative instruments to manage the cash flow volatility resulting from increases in fuel prices. Since December, 2007 we have been actively engaged in hedging a portion of our spot move fuel price exposure. At June 30, 2008 we had entered fuel price swaps for 7.2 million gallons maturing for usage through June, 2009. We may increase the number of gallons currently hedged. See also Note 9 to the unaudited condensed consolidated financial statements.

Interest Rate and Other Risks

At June 30, 2008, we had $445.0 million of floating rate debt outstanding, which represented the outstanding balance of the credit facility. If interest rates on our floating rate debt increase significantly, our cash flows could be reduced, which could have an unfavorable effect on our business, financial condition and results of operations. A 100 basis point increase in interest rates would increase our cash interest expense by approximately $4.5 million annually. The Company has not hedged its exposure to interest rate risk at June 30, 2008, but may consider such hedges in the future. At June 30, 2008 the Company also had a 5.5% fixed rate $0.8 million term note due January, 2009 and a 6.0% fixed rate $0.7 million term note due September 30, 2009.

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

Environmental and Other Litigation.

We have been involved in the following environmental matters relating to the investigation or remediation of locations where hazardous materials have or might have been released or where we or our vendors have arranged for the disposal of wastes. These matters include situations in which we have been named or are believed to be a potentially responsible party (“PRP”) under applicable federal and state laws.

Collision Incident, Mile Marker 97 of the Mississippi River.  The Company has been notified that it has been named as a defendant in the following class action lawsuits, filed in the United States District Court for the Eastern District of Louisiana (collectively the “Class Action lawsuits”) against it and ACLLLC: Austin Sicard et al on behalf of themselves and others similarly situated vs. Laurin Maritime (America) Inc., Whitefin Shipping Co. Limited, D.R.D. Towing Company, LLC, American Commercial Lines, Inc. and the New Orleans-Baton Rouge Steamship Pilots Association, Case No. 08-4012, filed on July 24, 2008; Stephen Marshall Gabarick and Bernard Attridge, on behalf of themselves and others similarly situated vs. Laurin Maritime (America) Inc., Whitefin Shipping Co. Limited, D.R.D. Towing Company, LLC, American Commercial Lines, Inc. and the New Orleans-Baton Rouge Steamship Pilots Association, Case No. 08-4007, filed on July 24, 2008, George C. McGee, and Sherral Irvin, and all others similarly situated vs. Laurin Maritime (America) Inc., Whitefin Shipping Co., Ltd., DRD Towing Co, LLC, American Commercial Lines, LLC and New Orleans Baton Rouge Steamship Pilots Association, Case No. 08-4025, filed on July 25, 2008, Bernadette Glover, on behalf of herself and all others similarly situated vs. Laurin Maritime (America) Inc., Whitefin Shipping Co. Limited, DRD Towing Company, LLC, and American Commercial Lines, Inc., Case No. 08-4031, filed on July 25, 2008 James Roussell, Daniel Hingle, and Prince Seals on behalf of themselves and all others similarly situated vs. Laurin Maritime (America) Inc., Whitefin Shipping Co. Limited, D.R.D. Towing Company, LLC, American Commercial Lines, Inc. and the New Orleans-Baton Rouge Steamship Pilots Association, Case No. 08-4058, filed on July 29, 2008; James Joseph, on behalf of himself and all others similarly situated vs. Laurin Maritime (America) Inc., Whitefin Shipping Co. Limited, D.R.D. Towing Company, LLC, American Commercial Lines, Inc. and the New Orleans-Baton Rouge Steamship Pilots Association, Case No. 08-4059, filed on July 29, 2008; Jefferson Magee and Acy J. Cooper, Jr. vs. American Commercial Lines, Inc., DRD Towing Co., LLC, M/V Mel Oliver in rem, M/V Tintomara in rem, Whitefin Shipping Co. Ltd. and Laurin Maritime AB, Case No. 08-4055, filed on July 29, 2008; Vincent Grillo and Anthony Buffinet vs. American Commercial Lines, Inc., DRD Towing Co., LLC, M/V Mel Oliver in rem, M/V Tintomara in rem, Whitefin Shipping Co. Ltd. and Laurin Maritime AB, Case No. 08-4060, filed on July 29, 2008.

These claims stem from the incident on July 23, 2008, involving one of ACLLLC’s tank barges that was being towed by DRD Towing Company, L.L.C., an independent towing contractor (“DRD Towing”). The tank barge was involved in a collision with the motor vessel Tintomara, operated by Laurin Maritime, at Mile Marker 97 of the Mississippi River in the New Orleans area. The tank barge was carrying approximately 9,900 barrels of # 6 oil. The tank barge was damaged in the collision and partially sunk. There was no damage to the towboat and there were no injuries reported to the crews of either vessel in the incident. The Timtomara incurred minor damage. The amount of oil discharged from the barge is unknown at this time. The actions include various allegations of adverse health and psychological damages, destruction and loss of use of natural resources, and seek unspecified economic and compensatory damages for claims of negligence, strict liability, trespass, nuisance, and claims under Oil Pollution Act of 1990 (“OPA 90”). The Company has also received claim letters from numerous parties claiming property damage and various economic damages. The Company expects that additional lawsuits may be filed and claims submitted.

On July 28, 2008, ACLLLC filed an action in the United States District Court for the Eastern District of Louisiana seeking exoneration from or limitation of liability relating to the foregoing incident as provided for in Rule F of the Supplemental Rules for Certain Admiralty and Maritime Claims and in 46 U.S.C. sections 30501, 30505 and 30511. The Company’s complaint seeks to require all claimants to file their answer and claim in this action by December 1, 2008. All such claims are stayed and all other claims enjoined. Claims under OPA 90 are not included in such action. There is a separate process for making a claim under OPA 90. We intend to defend vigorously against the plaintiffs’ and claimants’ claims.

ACLLLC has received a letter from the United States Coast Guard (“USCG”) designating it as the owner of the source of the discharge, barge DM932, and stating that ACLLLC may be liable for removal costs and damages under OPA 90 and imposing on ACLLLC an obligation to advertise the claims process by which persons who have claims may submit claims to ACLLLC. The Company has responded to the letter and denied responsibility, but stated that the Company will continue to be involved in the cleanup efforts and will publish notices as required under OPA 90. The USCG and the National Transportation Safety Board are investigating the cause of the action. According to a letter sent to the Company by the USCG dated August 1, 2008, ACLLLC; the Mel Oliver, the boat operated by DRD Towing and owned by ACLLLC; among other named parties, have been named as parties of interest in the investigation. The Company has made demand on DRD Towing for cleanup, defense and indemnification. However, there is no assurance that DRD Towing or any other party that may be found responsible for the accident will have the insurance or financial resources available to provide such defense and indemnification. The Company has various insurance policies covering pollution, property, marine and general liability. While the Company believes it has satisfactory insurance coverage for the cost of cleanup operations as well as other potential liabilities arising from the incident, there can be no assurance that the actual costs will not exceed the amount of available insurance or that the insurance companies will continue to fund the expenses of cleanup and defense. The Company expects costs in the third quarter of 2008 relating to retention amounts under our insurance policies, however, we do not expect such costs to exceed $1 million.

Given the preliminary stage of the litigation, the Company is unable to determine the amount of loss, if any, the Company will incur and what impact, if any, the incident and related litigation will have on the financial condition or results of operations of the Company.

Barge Cleaning Facilities, Port Arthur, Texas.  American Commercial Barge Line LLC received notices from the U.S. EPA in 1999 and 2004 that it is a PRP at the State Marine of Port Arthur and the Palmer Barge Line Superfund Sites in Port Arthur, Texas with respect to waste from barge cleaning at the two sites in the early 1980s. With regard to the Palmer Barge Line Superfund Site, we have entered into an agreement in principle with the PRP group for all PRP cleanup costs and reserved $0.03 million to cover this obligation. The Company has, along with other members of the PRP group, recently received an additional demand from the EPA for past costs associated with this site. We currently do not expect any significant additional funding to be paid by the Company and have not increased amounts previously reserved relative to this site.

Bulk Terminals Site, Louisville, Kentucky.  Jeffboat LLC was contacted in December, 2007 by the Kentucky Environmental and Public Protection Cabinet (“Cabinet”) requesting information related to Jeffboat’s participation at the Bulk Terminals Site, Louisville, Kentucky (“Site”), a liquid waste disposal facility. Jeffboat sent limited liquid waste to the Site during a period in the 1970s. The Cabinet is pursuing assessment and remedy as to groundwater contamination at the Site. A PRP group is in the process of forming regarding this groundwater issue and Jeffboat intends to participate in this PRP group in cooperation with the Cabinet. At this time, costs of participation, assessment and remedy are unknown. A reserve has been established of $0.05 million.

SEC Inquiry

The Company reported to and discussed with the Securities and Exchange Commission (the “SEC”) circumstances surrounding an e-mail sent by the Company’s former Senior Vice President and Chief Financial Officer on June 16, 2007 and the Company’s filing of a Form 8-K on June 18, 2007. On February 20, 2008, the SEC requested certain documents and other information from the Company in connection with these events The Company is continuing to cooperate fully with the SEC. The Company does not believe that any inquiry by the SEC into these events will have a material impact on the Company. However, there can be no assurance that the SEC will not take any action against the Company or any of its current or former employees.

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

Our industry has previously suffered from an oversupply of barges relative to demand for barging services. Such oversupply may recur due to a variety of factors, including a drop in demand, overbuilding, delay in scrapping or extending useful lives through refurbishing of barges approaching the end of their useful economic lives. Calendar years 2006 and 2007 were the first years in eight years that more barges were built than scrapped. We believe that approximately 25% of the industry’s existing dry cargo barge fleet will need to be retired or refurbished due to age over the next four to eight years. If retirement occurs, we believe that barge capacity will continue to be constrained. However, if an oversupply of barges were to occur, it could take several years before supply growth matches demand due to the variable nature of the barging industry and the freight transportation industry in general, and the relatively long life of marine equipment. Such oversupply could lead to reductions in the freight rates that we are able to charge.

Yields from North American and worldwide grain harvests could materially affect demand for our barging services.

Demand for dry cargo barging in North America is significantly affected by the volume of grain exports flowing through ports on the Gulf of Mexico. The volume of grain exports can vary due to, among other things, crop harvest yield levels in the United States and abroad. Overseas grain shortages increase demand for U.S. grain, while worldwide over-production decreases demand for U.S. grain. Other factors, such as domestic ethanol demand and overseas markets acceptance of genetically altered products and the exchange rate, may also affect demand for U.S. grain. Fluctuations in demand for U.S. grain exports can lead to temporary barge oversupply, which in turn can lead to reduced freight rates. We cannot assure that historical levels of U.S. grain exports will continue in the future.

Diminishing demand for new barge construction may lead to a reduction in sales prices for new barges.

The prices we have been able to charge for Jeffboat production have fluctuated historically based on a variety of factors including the cost of raw materials, the cost of labor and the demand for new barge builds compared to the barge manufacturing capacity within the industry at the time. Since late 2005 we have been increasing the pricing on our barges, net of steel costs, in response to increased demand for new barge construction. Some of the contracts signed prior to that time (the “Legacy Contracts”), including any options exercised for additional barges, may negatively impact manufacturing segment margins due to their lower overall pricing structure. We plan to continue increasing the pricing on our barges, net of steel, in conjunction with the expected additional demand for new barge construction as well as inflation of our costs. As a percent of total production, Legacy Contracts will decline in 2008 and beyond. If demand for new barge construction diminishes we may not be able to maintain or increase pricing over our current levels.

High steel prices may lead to a reduction in demand for new barge construction.

Almost all of the contracts for Jeffboat production contain steel price adjustments. The price of steel has increased over the last several months and may continue to rise. Due to the steel price adjustments in the contracts, the total prices incurred by our customers for new barge construction has also increased. Some customers may elect not to build new barges or may delay the building of barges, resulting in a decrease in demand for new barge construction.

Higher fuel prices, if not recouped from our customers, could dramatically increase operating expenses and adversely affect profitability.

For the years ended December 31, 2007 and 2006, fuel expenses represented 20.9% and 19.9% of transportation revenues, respectively. For the quarters ended June 30, 2008 and 2007, fuel expenses represented 30.1% and 21.7% of transportation revenues, respectively. Fuel prices are subject to fluctuation as a result of domestic and international events. Generally, our term contracts contain provisions that allow us to pass through (usually on a one month or one quarter delay) a significant portion of any fuel expense increase to our customers, thereby reducing, but not eliminating, our fuel price risk. Fuel price is a key, but not the only variable in spot market pricing. Therefore, fuel price and the timing of contractual rate adjustments can be a significant source of quarter-over-quarter and year-over-year volatility, particularly in periods of rapidly changing fuel prices. Negotiated spot rates may not fully recover fuel price increases. From time to time we hedge the expected cash flows from anticipated purchases of unprotected gallons through fuel price swaps. We choose how much fuel to hedge depending on the circumstances. However, we may not effectively control our fuel price risk.

Our operating margins are impacted by certain low margin “legacy” contracts and by spot rate market volatility for grain volume and pricing.

Our predecessor company emerged from bankruptcy in January 2005. Our largest term contract for the movement of coal predates the emergence and was negotiated at a low margin. Though it contains a fuel adjustment mechanism, the mechanism may not fully recover increases in fuel cost. The majority of our coal moves since bankruptcy and through the 2015 expiration of this contract may be at a low or negative margin due to our inability to fully recover fuel price increases through the contract. Additionally, contracts for barge manufacturing by our shipyard negotiated prior to 2006 also commit us to lower margins and more aggressive labor hour forecasts than we have recently achieved. Also, though the contracts contain steel price escalation clauses, only a portion adjust for increases in wage rates which we have experienced since they were signed. If we are unable to improve our performance against the contract labor hour forecasts these contracts may reduce margins or inhibit margin improvements at our manufacturing division. These two concentrations of low margin business were approximately $155 million, $192 million and $185 million of our total revenues in 2005, 2006 and 2007, respectively. The combined Legacy Contract amounts in 2008 are expected to be slightly lower than 2007 excluding the impact of steel escalation.

All of our grain shipments since the beginning of 2006 were under spot market contracts. Spot rates can vary widely from quarter-to-quarter and year-to-year. The available pricing and the volume under such contracts is impacted by many factors including global economic conditions and business cycles, domestic agricultural production and demand, international agricultural production and demand, foreign exchange rates and fluctuation of ocean freight rate spreads between the Gulf of Mexico and the Pacific Northwest. The revenues generated under such contracts, therefore, ultimately may not cover inflation, particularly for wages and fuel, in any given period. The most current forecasts for 2008 grain spot rates indicate that they will be somewhat higher than 2007 but still may not recover cost inflation, particularly fuel. We expect higher costs for wages and fuel. These circumstances may reduce the margins we are able to realize on the contract grain movements during 2008. Grain movements were 27%, 32% and 25% of our transportation revenues in 2005, 2006 and 2007, respectively. We expect grain to continue to decline as a percent of revenue in 2008.

The legacy contracts combined with the potential impact of the grain spot market may lead to declines in our operating margins which could reduce our profitability.

We are subject to adverse weather and river conditions.

Our barging operations are affected by weather and river conditions. Varying weather patterns can affect river levels, contribute to fog delays and cause ice to form in certain river areas of the United States. For example, the Upper Mississippi River closes annually from approximately mid-December to mid-March, and ice conditions can hamper navigation on the upper reaches of the Illinois River during the winter months. During hurricane season in the summer and early fall, we may be subject to revenue loss, business interruptions and equipment and facilities damage, particularly in the Gulf region. In addition, adverse river conditions can result in lock closures as well as affect towboat speed, tow size and loading drafts and can delay barge movements. Terminals may also experience operational interruptions as a result of weather or river conditions. During the first half of 2008 the number of idle barge days due to high spring water conditions, primarily on the Illinois and Arkansas rivers, were up more than one and one-half times over the prior year.

Adverse weather conditions may also affect the volume of grain produced and harvested. In the event of a diminished harvest, the demand for barging services will likely decrease.

Jeffboat’s waterfront facility is subject to occasional flooding. Jeffboat’s manufacturing operation, much of which is conducted outdoors, is also subject to weather conditions. As a result, these operations are subject to production schedule delays or added costs to maintain production schedules caused by weather. During the first half of 2008 the number of lost production days due to weather conditions more than doubled from the prior year levels, primarily during the first quarter.

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

Our maritime operations expose us to numerous legal and regulatory requirements, and violation of these regulations could result in criminal liability against us or our officers.

Because we operate in marine transportation, we are subject to numerous environmental laws and regulations. Violations of these laws and regulations in the conduct of our business could result in fines, criminal sanctions or criminal liability against us or our officers.

The Jones Act restricts foreign ownership of our stock, and the repeal, suspension or substantial amendment of the Jones Act could increase competition on the Inland Waterways and have a material adverse effect on our business.

The Jones Act requires that, to be eligible to operate a vessel transporting non-proprietary cargo on the Inland Waterways, the company that owns the vessel must be at least 75% owned by U.S. citizens at each tier of its ownership. The Jones Act therefore restricts, directly or indirectly, foreign ownership interests in the entities that directly or indirectly own the vessels which we operate on the Inland Waterways. If we at any point cease to be 75% owned by U.S. citizens, we may become subject to penalties and risk forfeiture of our Inland Waterways operations. As of June 30, 2008, we are in compliance with the ownership requirements.

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

RISKS RELATED TO OUR BUSINESS

We are named as a defendant in class action lawsuits and we are in receipt of other claims and we cannot predict the outcome of such litigation which may result in the imposition of significant liability to the Company.

In July 2008, eight class action complaints were filed and are pending in the United States District Court for the Eastern District of Louisiana relating to a collision on July 23, 2008, involving one of ACLLLC’s tank barges that was being towed by DRD Towing Company, L.L.C., of Harvey, LA, an independent towing contractor (“DRD Towing”), and the motor vessel Tintomara, operated by Laurin Maritime, at Mile Marker 97 of the Mississippi River in the New Orleans area. (See “Legal Proceedings.”)

ACLLLC has filed an action in the United States District Court for the Eastern District of Louisiana seeking exoneration from or limitation of liability and requiring all claimants to file their answer in this action by December 1, 2008. All other lawsuits filed against ACLLLC are stayed and any additional claims are enjoined. Claims under OPA 90 are not included in such action.

While we believe that both DRD Towing and Laurin Maritime have insurance coverage, we do not have any indication as to the extent which such insurance will be available to the Company. We have received a letter from the United States Coast Guard which designated ACLLLC as the owner of the barge DM932 and stated that ACLLLC may be liable for the removal costs and damages under OPA 90 and imposed on ACLLLC an obligation to advertise the claims process by which persons who have claims may submit claims to ACLLLC.

We have responded to the letter and denied responsibility, but stated that the Company will continue to be involved in the cleanup efforts and will publish notices as specified under OPA 90. We have made demand on DRD Towing for cleanup, defense and indemnification. However, there is no assurance that DRD Towing or any other party that may be found responsible for the accident will have the insurance or financial resources available to provide such defense and indemnification. We have various insurance policies covering pollution, property, marine and general liability. However, there can be no assurance that our insurance coverage will be adequate. See “Our Insurance May Not Be Adequate to Cover Our Losses.”

We cannot predict the outcome of this litigation which may result in the imposition of significant liability.

We are facing significant litigation which may divert management attention and resources from our business.

We are facing significant litigation relating to a collision on July 23, 2008, between one of the ACLLLC’s tank barges that was being towed by DRD Towing, an independent towing contractor, and the motor vessel Tintomara, operated by Laurin Maritime. See “Legal Proceedings”. Defense against this litigation may require us and our management to spend a significant amount of time and resources that may otherwise be spent on management of our business. In addition, we may in the future be the target of similar litigation. This litigation or additional litigation may result in substantial costs and divert management’s attention and resources, which may seriously harm our business.

Our insurance may not be adequate to cover our losses.

We may not be adequately insured to cover losses from our operational risks, which could have a material adverse effect on our operations. While we believe that we have satisfactory insurance coverage for pollution, property, marine and general liability, in the event that cleanup costs exceed our available insurance or additional liability is imposed on us for which we are unable to seek reimbursement, our business and operations could be materially and adversely affected.

We may not be able to continue to procure adequate insurance coverage at commercially reasonable rates in the future, and some claims may not be paid. In the past, stricter environmental regulations have led to higher costs for insurance covering environmental damage or pollution, and new regulations could lead to similar increases or even make this type of insurance unavailable.

Our aging fleet of dry cargo barges may lead to increased costs and disruptions in our operations.

The average life expectancy of a dry cargo barge is 25 to 30 years. We anticipate that without further investment and repairs by the end of 2010 approximately half of our current dry cargo barges will have reached the end of their economic useful lives. Once barges begin to reach 25 years of age the cost to maintain and operate them may be so high that it is more economical for the barges to be scrapped, particularly with the current high market demand and price for scrap steel. If such barges are not scrapped, additional operating costs to repair and maintain them would likely reduce cash flows and earnings. If such barges are scrapped and not replaced, revenue, earnings and cash flows may decline. Though we anticipate future capital investment in dry cargo barges, we may choose not to replace all barges that we may scrap with new barges based on uncertainties related to financing, timing and shipyard availability. If such barges are replaced, significant capital outlays would be required. If the number of barges declines over time, our ability to maintain our hauling capacity will be decreased unless we can improve the utilization of the fleet. If these improvements in utilization are not achieved, revenue, earnings and cash flow could decline.

We may not ultimately be able to drive efficiency to the level to achieve our current forecast of tonnage without investing additional capital or incurring additional costs.

Our plans for our transportation business capital investment and organic growth are predicated on efficiency improvements which we expect to achieve through a variety of initiatives, including balanced traffic lane density, minimizing empty barge miles, reduction in non-revenue generating stationary days, better power utilization and improved fleeting, among others. We believe that our initiatives will result in improvements in efficiency allowing us to move more tonnage per barge. If we do not fully achieve these efficiencies, or do not achieve them as quickly as we plan, we will need to incur higher repair expenses to maintain fleet size by maintaining older barges or invest new capital as we replace retiring capacity. Either of these options would adversely affect our results of operations.

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

We anticipate that we will replace the amended credit facility before its March 2009 expiration date and are reviewing alternatives including an asset based loan. On June 26, 2008 the Company filed a $200,000 unallocated shelf registration with the Securities and Exchange Commission. The registration was made to provide access to the capital markets prior to the March 2009 maturity of its revolving credit facility.

Our substantial borrowings are currently all tied to floating interest rates which may expose us to higher interest payments should LIBOR or the prime rate increase substantially.

At June 30, 2008, we had $445.0 million of floating rate debt outstanding, which represented the outstanding balance of the revolving credit facility. Each 100 basis point increase in interest rates, at our existing debt level, would increase our cash interest expense by approximately $4.5 million annually.

The loss of one or more key customers, or material nonpayment or nonperformance by one or more of our key customers, could cause a significant loss of revenue and may adversely affect profitability.

In 2007, our largest customer, Cargill, accounted for approximately 6% of our revenue. Our largest ten customers accounted for approximately 28% of our revenue. If

•	we were to lose one or more of our large customers,

•	one or more of our large customers were to significantly reduce the amount of barging services they purchased from us and we were unable to redeploy that equipment on similar terms,

•	one or more of our key customers failed to pay or perform,

we could experience a significant loss of revenue.

A major accident or casualty loss at any of our facilities could significantly reduce production.

One or more of our facilities or equipment may experience a major accident and may be subject to unplanned events such as explosions, fires, inclement weather, acts of God and transportation interruptions. Any shutdown or interruption of a facility could reduce the production from that facility and could prevent us from conducting our business for an indefinite period of time at that facility, which could substantially impair our business. For example, such an occurrence at our Jeffboat facility could disrupt or shut down our manufacturing activities. Our insurance may not be adequate to cover our resulting losses.

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

As of June 30, 2008, approximately 1,234 employees were represented by unions. Most of these unionized employees (approximately 1,210 individuals) are represented by General Drivers, Warehousemen and Helpers, Local Union No. 89, affiliated with the International Brotherhood of Teamsters, Chauffeurs, Warehousemen and Helpers of America (“Teamsters”), at our Jeffboat shipyard facility under a three-year collective bargaining agreement that expires in April 2010. Our remaining unionized employees (approximately 24 positions) are represented by the International Union of United Mine Workers of America, District 12 — Local 2452 at ACL Transportation Services LLC in St. Louis, Missouri under a collective bargaining agreement that expired in November 2007. On July 16, 2008 we reached a new three year agreement with these employees. Although we believe that our relations with our employees and with the recognized labor unions are generally good, we cannot assure that we will not be subject to work stoppages or other labor disruption in the future.

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

Our operations, facilities, properties and vessels are subject to extensive and evolving laws and regulations. These laws pertain to air emissions; water discharges; the handling and disposal of solid and hazardous materials and oil and oil-related products, hazardous substances and wastes; the investigation and remediation of contamination; and health, safety and the protection of the environment and natural resources. Failure to comply with these laws and regulations may trigger a variety of administrative, civil and criminal enforcement measures, including the assessment of civil and criminal penalties, the imposition of remedial obligations, assessment of monetary penalties and the issuance of injunctions limiting or preventing some or all of our operations. As a result, we are involved from time to time in administrative and legal proceedings related to environmental, health and safety matters and have in the past and will continue to incur costs and other expenditures relating to such matters.

In addition to environmental laws that regulate our ongoing operations, we are also subject to environmental remediation liability. Under federal and state laws, we may be liable as a result of the release or threatened release of hazardous substances or wastes or other pollutants into the environment at or by our facilities, properties or vessels, or as a result of our current or past operations, including facilities to which we have shipped wastes. These laws, such as the federal Clean Water Act, CERCLA, RCRA and OPA 90, typically impose liability and cleanup responsibility without regard to whether the owner or operator knew of or caused the release or threatened release. Even if more than one person may be liable for the investigation and release or threatened release, each person covered by the environmental laws may be held wholly responsible for all of the investigation and cleanup costs. In addition, third parties may sue the owner or operator of a site for damage based on personal injury, property damage or other costs, including investigation and cleanup costs, resulting from environmental contamination.

Under OPA 90, owners, operators and bareboat charterers are jointly and severally strictly liable for the discharge of oil within the internal and territorial waters, and the 200-mile exclusive economic zone around the United States. Additionally, an oil spill could result in significant liability, including fines, penalties, criminal liability and costs for natural resource damages. The potential for these releases could increase as we increase our fleet capacity. Most states bordering on a navigable waterway have enacted legislation providing for potentially unlimited liability for the discharge of pollutants within their waters.

As of June 30, 2008, we were involved in the several matters relating to the investigation or remediation of locations where hazardous materials have or might have been released or where we or our vendors have arranged for the disposal of wastes. These matters include situations in which we have been named or are believed to be a potentially responsible party under applicable federal and state laws. As of June 30, 2008, we had approximately $0.05 million in reserves for these environmental matters excluding the recent barge incident.

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

The nature of our business exposes us to the potential for disputes or legal or other proceedings from time to time relating to labor and employment matters, personal injury and property damage, product liability matters, environmental matters, tax matters, contract disputes and other matters. Specifically, we are subject to claims on cargo damage from our customers and injury claims from our vessel personnel. These disputes, individually or collectively, could affect our business by distracting our management from the operation of our business. If these disputes develop into proceedings, these proceedings, individually or collectively, could involve significant expenditures. We are currently involved in several environmental matters. See “Legal Proceedings — Environmental Litigation.”

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company’s American Commercial Lines Inc. 2008 Omnibus Incentive Plan (and prior equity award plans) permits the netting of common stock upon vesting of restricted stock awards to satisfy individual tax withholding requirements. During the quarter ended June 30, 2008, the Company redeemed such shares as presented in the table below.

				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares (or Units)	Value) of Shares
			Purchased as Part	(or Units) that May
	Total Number of	Average Price Paid	of Publicly	Yet Be Purchased
	Shares (or Units)	per Share (or Unit)	Announced Plans or	Under the Plans or
Period	Purchased(1)	(2)	Programs	Programs

April 1 to 30, 2008	3,813	$16.58	N/A	N/A
May 1 to 31, 2008	19,371	$15.48	N/A	N/A
June 1 to 30, 2008	143	$10.93	N/A	N/A

Total	23,327	$15.63	N/A	N/A

(1)	Shares redeemed to satisfy employee tax requirements.

(2)	Reflects the weighted average fair market value per share redeemed.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of shareholders was held on May 19, 2008. At the meeting, shareholders:

•	Elected seven directors to serve until the next Annual Meeting of Shareholders and until their respective successors are duly elected and qualified.

•	Approved the Omnibus Incentive Plan, which provides the company with the ability to grant a wide variety of equity-based awards and cash awards, both of which can be designed to be performance awards that qualify as performance-based compensation pursuant to Section 162(m) of the Internal Revenue Code.

•	Ratified the appointment of Ernst and Young LLP as our independent registered public accounting firm for the fiscal year ended December 31, 2008.

	For	Against	Abstain

Clayton K. Yeutter	36,241,161	5,630,420	—
Eugene I. Davis	32,160,467	9,711,114	—
Michael P. Ryan	41,432,694	438,887	—
Richard L. Huber	41,221,951	649,630	—
Nils E. Larsen	41,532,989	338,592	—
Emmanuel L. Rouvelas	40,158,103	1,713,478	—
R. Christopher Weber	41,534,168	337,413	—

				Broker
	For	Against	Abstain	Non-Votes

Approval of the Company’s 2008 Omnibus Incentive Plan	34,887,783	2,768,598	12,308	4,202,893
Ratification of Independent Registered Public Accounting Firm	41,778,418	84,245	8,917

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS.

Exhibit No.	Description

10.1	Amendment No. 5 to Credit Agreement, dated June 26, 2008, by and among American Commercial Lines LLC, Jeffboat LLC, and ACL Transportation Services LLC, and Wells Fargo Bank, National Association as administrative agent, Bank of America, N.A. and JPMorgan Chase Bank, N.A., as co-syndication agents, Fortis Capital Corp. and LaSalle Bank National Association as co-documentation agents, and Branch Banking and Trust Company, Fifth Third Bank, National City Bank, PNC Bank National Association, SunTrust Bank, U.S. Bank National Association, and Wachovia Bank, N.A. as syndicate members (Incorporated by reference to the Company’s Current Report on Form 8-K, filed on June 26, 2008).
10.2	2008 Omnibus Incentive Plan (Incorporated by reference to the Company’s Current Report on Form 8-K, filed on May 19, 2008).
10.3	Form of Non-Qualified Stock Option Agreement for Executives (Incorporated by reference to the Company’s Current Report on Form 8-K, filed on May 19, 2008).
10.4	Form of Non-Qualified Stock Option Agreement for Non-Executives (Incorporated by reference to the Company’s Current Report on Form 8-K, filed on May 19, 2008).
10.5	Form of Incentive Stock Option Agreement for Executives (Incorporated by reference to the Company’s Current Report on Form 8-K, filed on May 19, 2008).
10.6	Form of Incentive Stock Option Agreement for Non-Executives (Incorporated by reference to the Company’s Current Report on Form 8-K, filed on May 19, 2008).
10.7	Form of Restricted Stock Agreement (Incorporated by reference to the Company’s Current Report on Form 8-K, filed on May 19, 2008).
10.8	Form of Restricted Stock Unit Agreement (Incorporated by reference to the Company’s Current Report on Form 8-K, filed on May 19, 2008).
10.9	Letter Agreement, dated as of May 14, 2008, by and between American Commercial Lines LLC and William N. Whitlock.
10.10	Employment Letter Agreement, dated as of April 25, 2008, by and between American Commercial Lines LLC and Dawn Landry.
10.11	Letter Agreement, dated as of April 7, 2008, by and between American Commercial Lines Inc. and Jerry R. Linzey.
10.12	2008 Executive Annual Incentive Plan (Incorporated by reference to the Company’s Current Report on Form 8-K, filed on April 2, 2008).
10.13	Form of Indemnification Agreement entered into between American Commercial Lines Inc. and each member of the Board of Directors dated February 4, 2008, except as to Mr. Ryan dated July 2, 2008.
31.1	Certification by Michael P. Ryan, Chief Executive Officer, required by Rule 13a- 14(a) of the Securities Exchange Act of 1934.
31.2	Certification by Thomas R. Pilholski, Senior Vice President and Chief Financial Officer, required by Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1	Certification by Michael P. Ryan, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.
32.2	Certification by Thomas R. Pilholski, Senior Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.

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
Thomas R. Pilholski
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: August 7, 2008

INDEX TO EXHIBITS

Exhibit No.		Description

10.1		Amendment No. 5 to Credit Agreement, dated June 26, 2008, by and among American Commercial Lines LLC, Jeffboat LLC, and ACL Transportation Services LLC, and Wells Fargo Bank, National Association as administrative agent, Bank of America, N.A. and JPMorgan Chase Bank, N.A., as co-syndication agents, Fortis Capital Corp. and LaSalle Bank National Association as co-documentation agents, and Branch Banking and Trust Company, Fifth Third Bank, National City Bank, PNC Bank National Association, SunTrust Bank, U.S. Bank National Association, and Wachovia Bank, N.A. as syndicate members (Incorporated by reference to the Company’s Current Report on Form 8-K, filed on June 26, 2008).
10.2		2008 Omnibus Incentive Plan (Incorporated by reference to the Company’s Current Report on Form 8-K, filed on May 19, 2008).
10.3		Form of Non-Qualified Stock Option Agreement for Executives (Incorporated by reference to the Company’s Current Report on Form 8-K, filed on May 19, 2008).
10.4		Form of Non-Qualified Stock Option Agreement for Non-Executives (Incorporated by reference to the Company’s Current Report on Form 8-K, filed on May 19, 2008).
10.5		Form of Incentive Stock Option Agreement for Executives (Incorporated by reference to the Company’s Current Report on Form 8-K, filed on May 19, 2008).
10.6		Form of Incentive Stock Option Agreement for Non-Executives (Incorporated by reference to the Company’s Current Report on Form 8-K, filed on May 19, 2008).
10.7		Form of Restricted Stock Agreement (Incorporated by reference to the Company’s Current Report on Form 8-K, filed on May 19, 2008).
10.8		Form of Restricted Stock Unit Agreement (Incorporated by reference to the Company’s Current Report on Form 8-K, filed on May 19, 2008).
10	.9*±	Letter Agreement, dated as of May 14, 2008, by and between American Commercial Lines LLC and William N. Whitlock.
10	.10*±	Employment Letter Agreement, dated as of April 25, 2008, by and between American Commercial Lines LLC and Dawn Landry.
10	.11*±	Letter Agreement, dated as of April 7, 2008, by and between American Commercial Lines Inc. and Jerry R. Linzey.
10.12		2008 Executive Annual Incentive Plan (Incorporated by reference to the Company’s Current Report on Form 8-K, filed on April 2, 2008).
10	.13*±	Form of Indemnification Agreement entered into between American Commercial Lines Inc. and each member of the Board of Directors. dated February 4, 2008, except as to Mr. Ryan dated July 2, 2008.
31	.1*	Certification by Michael P. Ryan, Chief Executive Officer, required by Rule 13a- 14(a) of the Securities Exchange Act of 1934.
31	.2*	Certification by Thomas R. Pilholski, Senior Vice President and Chief Financial Officer, required by Rule 13a-14(a) of the Securities Exchange Act of 1934.
32	.1*	Certification by Michael P. Ryan, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.
32	.2*	Certification by Thomas R. Pilholski, Senior Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.

*	Filed herein

±	Management contract or compensatory plan or arrangement