Form 10-Q
period 2008-09-30
AMERICAN COMMERCIAL LINES INC.
filed 2008-11-07
CIK 1324479

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☑     No ☐

As of October 27, 2008, there were 50,651,360 shares of the registrant’s common stock, par value $.01 per share, issued and outstanding.

AMERICAN COMMERCIAL LINES INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AMERICAN COMMERCIAL LINES INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS

	Quarter Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Unaudited)
	(In thousands, except shares and per share amounts)

Revenues
Transportation and Services	$256,456	$217,798	$689,995	$579,796
Manufacturing	57,219	40,569	216,890	168,029

Revenues	313,675	258,367	906,885	747,825

Cost of Sales
Transportation and Services	203,469	170,234	585,205	469,300
Manufacturing	53,537	41,670	201,441	161,238

Cost of Sales	257,006	211,904	786,646	630,538

Gross Profit	56,669	46,463	120,239	117,287
Selling, General and Administrative Expenses	20,110	15,621	60,614	50,459

Operating Income	36,559	30,842	59,625	66,828

Other Expense (Income)
Interest Expense	7,469	6,486	20,189	12,485
Debt Retirement Expenses	—	—	2,379	23,938
Other, Net	(401)	(325)	(1,547)	(2,046)

Other Expenses	7,068	6,161	21,021	34,377

Income from Continuing Operations Before Taxes	29,491	24,681	38,604	32,451
Income Taxes	11,136	8,793	14,582	11,729

Income from Continuing Operations	18,355	15,888	24,022	20,722
Discontinued Operations, Net of Tax	(7)	3	296	(46)

Net Income	$18,348	$15,891	$24,318	$20,676

Basic Earnings Per Common Share:
Income from continuing operations	$0.36	$0.30	$0.47	$0.35
Income from discontinued operations, net of tax	—	—	0.01	—

Basic Earnings Per Common Share	$0.36	$0.30	$0.48	$0.35

Earnings Per Common Share — Assuming Dilution:
Income from continuing operations	$0.36	$0.30	$0.47	$0.35
Income from discontinued operations, net of tax	—	—	0.01	—

Earnings Per Common Share — Assuming Dilution:	$0.36	$0.30	$0.48	$0.35

Weighted Average Shares Outstanding
Basic	50,631,083	52,503,013	50,395,634	58,400,464

Diluted	50,856,828	53,788,142	50,893,101	59,834,980

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN COMMERCIAL LINES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2008	2007
	(Unaudited)
	(In thousands, except shares and per share amounts)

ASSETS
Current Assets
Cash and Cash Equivalents	$6,042	$5,021
Accounts Receivable, Net	137,159	114,921
Inventory	78,720	70,890
Deferred Tax Asset	2,232	2,582
Assets Held for Sale	1,058	325
Prepaid and Other Current Assets	32,953	26,336

Total Current Assets	258,164	220,075
Properties, Net	528,375	511,832
Investment in Equity Investees	3,788	3,456
Other Assets	23,350	25,448

Total Assets	$813,677	$760,811

LIABILITIES
Current Liabilities
Accounts Payable	$53,443	$61,130
Accrued Payroll and Fringe Benefits	21,104	15,720
Deferred Revenue	23,006	17,824
Accrued Claims and Insurance Premiums	23,981	15,647
Accrued Interest	138	1,688
Short Term Debt	432,700	—
Current Portion of Long Term Debt	1,450	—
Customer Deposits	3,607	5,596
Other Liabilities	41,763	32,036

Total Current Liabilities	601,192	149,641
Long Term Debt	—	439,760
Pension Liability	8,156	5,252
Deferred Tax Liability	35,779	26,569
Other Long Term Liabilities	13,697	14,198

Total Liabilities	658,824	635,420

STOCKHOLDERS’ EQUITY
Common stock; authorized 250,000,000 shares at $.01 par value; 63,237,302 and 62,549,666 shares issued and outstanding as of September 30, 2008 and December 31, 2007, respectively	632	626
Treasury Stock 12,601,645 and 12,407,006 shares at September 30, 2008 and December 31, 2007, respectively	(312,865)	(309,517)
Other Capital	291,040	279,266
Retained Earnings	172,227	148,426
Accumulated Other Comprehensive Income	3,819	6,590

Total Stockholders’ Equity	154,853	125,391

Total Liabilities and Stockholders’ Equity	$813,677	$760,811

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN COMMERCIAL LINES INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine Months Ended
	September 30,
	2008	2007
	(Unaudited)
	(In thousands)

OPERATING ACTIVITIES
Net Income	$24,318	$20,676
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	38,760	36,765
Debt Retirement Costs	2,379	23,938
Debt Issuance Cost Amortization	1,524	313
Deferred Taxes	11,317	11,431
Gain on Property Dispositions	(331)	(1,481)
Share-Based Compensation	7,299	5,178
Other Operating Activities	(42)	698
Changes in Operating Assets and Liabilities:
Accounts Receivable	(14,433)	(21,196)
Inventory	(5,295)	(1,718)
Accrued Interest	(1,560)	(1,533)
Other Current Assets	(3,796)	1,040
Accounts Payable	(5,575)	(4,333)
Other Current Liabilities	20,856	(11,003)

Net Cash Provided by Operating Activities before Reorganization Items	75,421	58,775
Reorganization Items Paid	—	(33)

Net Cash Provided by Operating Activities	75,421	58,742
INVESTING ACTIVITIES
Property Additions	(55,439)	(82,081)
McKinney Acquisition	—	(15,573)
Investment in Summit Contracting	(8,462)	(6,186)
Proceeds from Property Dispositions	3,515	4,344
Other Investing Activities	(896)	(2,578)

Net Cash Used in Investing Activities	(61,282)	(102,074)
FINANCING ACTIVITIES
Revolving Credit Facility Borrowings (Repayments)	(6,300)	480,900
2015 Senior Note Repayments	—	(119,500)
Tender Premium Paid	—	(18,390)
Outstanding Checks	(3,893)	(6,837)
Debt Costs	(4,058)	(2,235)
Tax Benefit of Share-based Compensation	3,486	10,930
Exercise of Stock Options	995	2,001
Acquisition of Treasury Stock	(3,348)	(6,187)
Share Repurchase Program	—	(300,094)
Other Finanacing Activities	—	(372)

Net Cash (Used in) Provided by Financing Activities	(13,118)	40,216
Net Increase (Decrease) in Cash and Cash Equivalents	1,021	(3,116)
Cash and Cash Equivalents at Beginning of Period	5,021	5,113

Cash and Cash Equivalents at End of Period	$6,042	$1,997

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN COMMERCIAL LINES INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

						Accumulated
						Other
	Common Stock		Treasury	Other	Retained	Comprehensive
	Shares	Amount	Stock	Capital	Earnings	Income	Total
	(Unaudited)
	(Shares and dollars in thousands)

Balance at December 31, 2007	50,143	$626	$(309,517)	$279,266	$148,426	$6,590	$125,391
Adjustment to Opening Retained Earnings for Change in Pension and Post Retirement Valuation Date per SFAS 158, Net of Tax	—	—	—	—	(518)	—	(518)

Adjusted Balance At December 31, 2007	50,143	626	(309,517)	279,266	147,908	6,590	124,873

Amortization of Restricted Stock, Stock Options, Performance Shares and Restricted Stock Units	—	—	—	7,299	—	—	7,299
Tax Benefit of Share-based Compensation	—	—	—	3,486	—	—	3,486
Exercise of Stock Options	472	4	—	991	—	—	995
Issuance of Restricted Stock Units and Performances Shares	215	2	—	(2)	—	—	—
Acquisition of Treasury Stock	(194)	—	(3,348)	—	—	—	(3,348)
Comprehensive Income:
Net Income	—	—	—	—	24,318	—	24,318
Unrealized loss on fuel swaps designated as cash flow hedging instrument, net of tax	—	—	—	—	—	(2,771)	(2,771)
Other	—	—	—	—	1	—	1

Total Comprehensive Income	—	$—	$—	$—	$24,319	$(2,771)	$21,548

Balance at September 30, 2008	50,636	$632	$(312,865)	$291,040	$172,227	$3,819	$154,853

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

The assets of ACL consist principally of its ownership of all of the stock of Commercial Barge Line Company LLC (“CBL”). The assets of CBL consist principally of its ownership of all of the membership interests in American Commercial Lines LLC, ACL Transportation Services LLC, Jeffboat LLC (“Jeffboat”) and all of the stock in ACL Professional Services Inc. Neither ACL nor CBL conducts any operations independent of such ownership.

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

Beginning in the second quarter of 2007, ocean-going vessels became a material portion of the production volume of the manufacturing segment. These vessels are significantly more expensive and take substantially longer to construct than typical barges for use on the Inland Waterway System. ACL uses the percentage-of-completion method of recognizing revenue and expenses related to the construction of these longer-term production vessels. These vessels have expected construction periods of over 90 days in length and include ocean-going barges and towboats. The Company uses the completed contract method of recognizing revenue for barges built for Inland Waterway use which typically have construction periods of 90 days or less.

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

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The standard defines fair value as the price received to sell an asset or paid to transfer a liability in an orderly transaction between market participants (knowledgeable, independent, able, willing parties) at any measurement date. The standard assumes highest and best use defined from the perspective of a market participant. Transactions costs are excluded from fair value. The standard creates a hierarchy of fair value determination where Level 1 is active market quotes for identical assets, Level 2 is active market quotes for similar assets and Level 3 is for fair value determined through unobservable inputs. Fair value must account for risk (those inherent in the valuation process, risk that an obligation may not be fulfilled) and for any restriction on an asset if a market participant would consider in valuation. This Statement does not eliminate the practicability exceptions to fair value measurements in promulgated pronouncements. The provisions of SFAS 157 became effective for the Company on January 1, 2008. SFAS 157 transition provisions for certain instruments required cumulative-effect adjustments to beginning retained earnings. The Company had no instruments requiring this treatment at January 1, 2008. Therefore, the impact of SFAS 157 on the Company was prospective through earnings or other comprehensive income, as appropriate. Adoption of the fair value measurements made by the Company in the financial statements did not have a material impact on the financial position or results of operations of the Company and is not anticipated to have a significant impact in the future. The Company is adopting the provisions of SFAS No. 157 in two phases. The first phase was effective for financial assets and liabilities in our first quarter of 2008 and the second phase will be effective for non-financial assets and liabilities for fiscal years beginning after November 15, 2008 or our first quarter of fiscal 2009.

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

In December 2007 the FASB issued SFAS No. 141 (revised 2007) “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) applies to all transactions or other events in which an entity obtains control of one or more businesses. It does not apply to formation of a joint venture, acquisition of an asset or a group of assets that does not constitute a business or a combination between entities or businesses under common control. SFAS 141(R) is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2008. Early adoption of SFAS 141(R) is prohibited. SFAS 141(R) retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations. SFAS 141(R)

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

retains the guidance in Statement 141 for identifying and recognizing intangible assets separately from goodwill. SFAS 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement. This constitutes a replacement of Statement 141’s cost-allocation process. SFAS 141(R) requires acquisition-related costs and restructuring costs that the acquirer expected but was not obligated to incur to be recognized separately from the acquisition. It also requires entities to measure the non-controlling interest in the acquiree at fair value and will result in recognizing the goodwill attributable to the non-controlling interest in addition to that attributable to the acquirer. This Statement requires an acquirer to recognize assets acquired and liabilities assumed arising from contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. The Company will apply the provisions of the standard to future acquisitions of businesses, as required subsequent to January 1, 2009.

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

In May 2008, FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” We do not anticipate that the adoption of SFAS 162 will materially impact the Company.

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

Per share data is based upon the average number of shares of common stock of ACL, par value one cent per share (“Common Stock”), outstanding during the relevant period. Basic earnings per share are calculated using only the average number of issued and outstanding shares of Common Stock. Diluted earnings per share, as calculated under the treasury stock method, includes the average number of shares of additional Common Stock issuable for all dilutive stock options, restricted stock, restricted stock units and performance share units whether or

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

not currently exercisable. Performance share units were issued to certain senior management personnel in 2008, 2007 and 2006. These units contain specific long-term, performance-based criteria which must be met prior to the vesting of the awards. As of the end of the period these conditions have not yet been met. At the end of each period the cumulative performance against the long-term, performance-based criteria of each grant is separately evaluated based on performance-to-date applicable to each award to determine if the grant should be included in the computation of diluted earnings per share. Based on these evaluations, for the quarters and nine months ended September 30, 2008 and 2007, none of the outstanding grants have been included in the computation of diluted earnings per share. Performance share grants excluded from the diluted earnings per share calculation in the quarters ended September 30, 2008 and 2007 were 71,705 and 103,503 shares, respectively. See Note 13.

The weighted average numbers of shares used in computing basic and diluted earnings per common share from net income, as presented on the face of the condensed consolidated income statements are as follows.

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Weighted average common shares outstanding (used to calculate basic earnings per share)	50,631,083	52,503,013	50,395,634	58,400,464
Shares if all dilutive potential common shares outstanding during the period were exercised	225,745	1,285,129	497,467	1,434,516

Shares used to calculate diluted EPS	50,856,828	53,788,142	50,893,101	59,834,980

Note 3.	Stockholders’ Equity

On June 26, 2008 the Company filed an unallocated shelf registration statement with the SEC for up to $200,000 of securities. The registration statement was filed to enhance access to the capital markets prior to the March 2009 maturity of its revolving credit facility. See Note 4.

On June 7, 2007 and August 13, 2007 the Board of Directors authorized share repurchases, either in the open market or in private transactions, of up to $200,000 and $150,000, respectively, of ACL’s outstanding Common Stock. Additionally, under the terms of the Company’s share-based compensation plans, shares of ACL Common Stock are acquired from time to time as a result of cashless exercises of share-based awards. Shares are acquired at market value and are equal to the statutory withholding taxes applicable to the exercise. Of the total authorized by the Board, $50,000 has not been repurchased as of September 30, 2008. No shares have been purchased under the authorization during 2008. Shares (in thousands) repurchased under the Board authorization between June 19, 2007 and September 30, 2007 and shares in all periods repurchased under “cashless exercise” options of the share-based compensation plans are as summarized in the following table. All of the purchases under the authorization were made in the open market.

							Dollar Value
	Number of Shares		Number of Shares		Dollar Value		Nine Months
	Quarter Ended		Nine Months Ended		Quarter Ended		Ended
	September 30,		September 30,		September 30,		September 30,
	2008	2007	2008	2007	2008	2007	2008	2007

Repurchase Plan	—	6,430	—	12,055	$—	$158,190	$—	$300,094
Cashless exercises	4	1	194	177	43	18	3,348	6,187

Total	4	6,431	194	12,232	$43	$158,208	$3,348	$306,281

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4.	Debt

	September 30,	December 31,
	2008	2007

Revolving Credit Facility	$432,700	$439,000
Elliott Bay Note	750	760
Summit Contracting Note	700	—

Total Debt	434,150	439,760
Less Short Term Debt	432,700	—
Less Current Portion of Long Term Debt	1,450	—

Long Term Debt	$—	$439,760

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

On June 26, 2008, the Company entered into an amendment to its revolving credit facility. The amendment eased certain financial covenants, increased the leverage ratio as defined in the revolving credit agreement from 3.0 times EBITDA at June 30, 2008 to 3.75 times EBITDA and decreased the fixed charge coverage ratio as defined in the revolving credit agreement from 1.50 times to 1.25 times until maturity. The amendment also adjusted the maturity date of the Credit Agreement from April 2012 to March 2009, and decreased the total revolving loan commitments from $600,000 to $550,000. Due to the revision of the maturity date, the revolving credit facility is recorded in short term debt in the September 30, 2008 condensed consolidated balance sheet.

The Company paid an amendment fee and incurred other costs related to the amendment. Bank commitment fees, costs of the amendment for the expansion of the facility in August 2007 and costs of the most recent amendment totaling $3,110 are included in other assets in the accompanying condensed consolidated balance sheet at September 30, 2008 and will be amortized over the shortened remaining life of the facility. The Company wrote off $2,379 of the prior debt issuance costs related to the credit facility due to its amendment in June 2008. The revolving credit facility bears interest at LIBOR plus a margin or at the prime rate plus a margin based on the consolidated leverage ratio as defined in the amended agreement. The amendment increased the defined interest rate margins under the facility by 100 basis points. At September 30, 2008 the margin was 250 basis points above LIBOR and 125 basis points above prime. During the three months and nine months ended September 30, 2008, the average interest rates on borrowings under the revolving credit facility were 5.31% and 5.29%, respectively. As of September 30, 2008 the Company is in compliance with all covenants in the amended agreement. Total available credit as of September 30, 2008 was $114,243 given the outstanding revolver amount and an outstanding letter of credit totaling $3,057 under the facility. The revolving credit facility is secured by the tangible and intangible assets of the Company.

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

The Elliott Bay note bears interest at 5.5% per annum and is payable on or before January 2, 2009. The Summit Contracting note bears interest at 6.0% per annum and is payable on September 30, 2009. These notes were part of the consideration given in the purchase of entities. See Note 10.

Note 5.	Inventory

Inventory is carried at the lower of cost (based on a weighted average method) or market. Inventories in the condensed consolidated balance sheets consist of the following.

	September 30,	December 31,
	2008	2007

Raw Materials	$27,685	$19,009
Work in Process	15,927	25,203
Parts and Supplies	35,108	26,678

	$78,720	$70,890

Note 6.	Income Taxes

ACL’s operating entities include three limited liability companies and one corporation that are wholly owned by a corporate parent, which is subject to U.S. federal and state income taxes on a combined basis.

In the three months ended September 30, 2008 and 2007, income tax expense of $11,136 and $8,793, respectively, was recognized on income from continuing operations before income taxes of $29,491 and $24,681, respectively, for the same periods. In the nine months ended September 30, 2008 and 2007, income tax expense of $14,582 and $11,729, respectively, was recognized on income from continuing operations before income taxes of $38,604 and $32,451, respectively, for the same periods.

The effective tax rate on income from continuing operations before income taxes was 37.8% and 35.6% for the three months ended September 30, 2008 and 2007, respectively, and 37.8% and 36.1% for the nine month periods ended September 30, 2008 and 2007, respectively. Rates in the current year are the U.S. federal and state statutory rates after considering the deductibility of state income taxes for federal income taxes. Rates in the prior year were lower due to return reconciliation adjustments and the significance of permanent differences to the lower forecasted full year income from continuing operations before income taxes.

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7.	Employee Benefit Plans

A summary of the Company’s pension and post-retirement plan components follows.

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Pension Components:
Service cost	$1,327	$1,242	$3,981	$3,726
Interest cost	2,356	2,251	7,068	6,753
Expected return on plan assets	(2,971)	(2,900)	(8,913)	(8,700)
Amortization of unrecognized losses	14	—	42	—

Net periodic benefit cost	$726	$593	$2,178	$1,779

Post-retirement Components:
Service cost	$27	$49	$81	$147
Interest cost	136	142	408	426
Amortization of net gain	(61)	(5)	(183)	(15)

Net periodic benefit cost	$102	$186	$306	$558

As of January 1, 2008, ACL recorded to opening retained earnings charges of $828 ($518 net of tax) for the conversion of the pension and post-retirement plan years from a September 30 valuation date to a December 31 valuation date as required by the transition provisions SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).”

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

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Statement of Operating Income by Reportable Segment

	Reportable Segments		All Other	Intersegment
	Transportation	Manufacturing	Segments	Elimination	Total

Quarter ended September 30, 2008
Total revenue	$244,100	$58,426	$13,181	$(2,032)	$313,675
Intersegment revenues	117	1,207	708	(2,032)	—

Revenue from external customers	243,983	57,219	12,473	—	313,675
Operating expense
Materials, supplies and other	83,087	—	—	—	83,087
Rent	5,772	—	—	—	5,772
Labor and fringe benefits	30,306	—	—	—	30,306
Fuel	59,590	—	—	—	59,590
Depreciation and amortization	11,338	—	—	—	11,338
Taxes, other than income taxes	3,473	—	—	—	3,473
Gain on disposition of equipment	(360)	—	—	—	(360)
Cost of goods sold	—	53,537	10,263	—	63,800

Total cost of sales	193,206	53,537	10,263	—	257,006
Selling, general & administrative	16,757	649	2,704	—	20,110

Total operating expenses	209,963	54,186	12,967	—	277,116

Operating income (loss)	$34,020	$3,033	$(494)	$—	$36,559

Quarter ended September 30, 2007
Total revenue	$218,165	$79,295	$—	$(39,093)	$258,367
Intersegment revenues	367	38,726	—	(39,093)	—

Revenue from external customers	217,798	40,569	—	—	258,367
Operating expense
Materials, supplies and other	75,937	—	—	—	75,937
Rent	6,313	—	—	—	6,313
Labor and fringe benefits	27,977	—	—	—	27,977
Fuel	44,341	—	—	—	44,341
Depreciation and amortization	11,341	—	—	—	11,341
Taxes, other than income taxes	4,222	—	—	—	4,222
Gain on disposition of equipment	103	—	—	—	103
Cost of goods sold	—	41,670	—	—	41,670

Total cost of sales	170,234	41,670	—	—	211,904
Selling, general & administrative	14,734	887	—	—	15,621

Total operating expenses	184,968	42,557	—	—	227,525

Operating income (loss)	$32,830	$(1,988)	$—	$—	$30,842

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Statement of Operating Income by Reportable Segment

	Reportable Segments		All Other	Intersegment
	Transportation	Manufacturing	Segments	Elimination	Total

Nine Months ended September 30, 2008
Total revenue	$666,564	$219,083	$25,272	$(4,034)	$906,885
Intersegment revenues	573	2,193	1,268	(4,034)	—

Revenue from external customers	665,991	216,890	24,004	—	906,885
Operating expense
Materials, supplies and other	237,906	—	—	—	237,906
Rent	17,708	—	—	—	17,708
Labor and fringe benefits	86,343	—	—	—	86,343
Fuel	179,100	—	—	—	179,100
Depreciation and amortization	35,477	—	—	—	35,477
Taxes, other than income taxes	11,382	—	—	—	11,382
Gain on disposition of equipment	(644)	—	—	—	(644)
Cost of goods sold	—	201,441	17,933	—	219,374

Total cost of sales	567,272	201,441	17,933	—	786,646
Selling, general & administrative	51,597	2,409	6,608	—	60,614

Total operating expenses	618,869	203,850	24,541	—	847,260

Operating income (loss)	$47,122	$13,040	$(537)	$—	$59,625

Nine Months ended September 30, 2007
Total revenue	$580,472	$213,193	$—	$(45,840)	$747,825
Intersegment revenues	676	45,164	—	(45,840)	—

Revenue from external customers	579,796	168,029	—	—	747,825
Operating expense
Materials, supplies and other	205,652	—	—	—	205,652
Rent	18,550	—	—	—	18,550
Labor and fringe benefits	80,893	—	—	—	80,893
Fuel	118,732	—	—	—	118,732
Depreciation and amortization	34,894	—	—	—	34,894
Taxes, other than income taxes	12,060	—	—	—	12,060
Gain on disposition of equipment	(1,481)	—	—	—	(1,481)
Cost of goods sold	—	161,238	—	—	161,238

Total cost of sales	469,300	161,238	—	—	630,538
Selling, general & administrative	47,625	2,834	—	—	50,459

Total operating expenses	516,925	164,072	—	—	680,997

Operating income	$62,871	$3,957	$—	$—	$66,828

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9.	Financial Instruments and Risk Management

ACL has price risk for fuel not covered by contract escalation clauses and in time periods from the date of price changes until the next monthly or quarterly contract reset. From time to time ACL has utilized derivative instruments to manage volatility in addition to contracted rate adjustment clauses. Beginning in December 2007 the Company began entering into fuel price swaps with commercial banks. Through September 30, 2008, settlements have occurred on contracts for 6.2 million gallons and a gain of $3,048 was recorded as a reduction of fuel expense, a component of cost of sales, as the fuel was used. The following table contains information as to the gallons covered under unsettled fuel price swaps with their average fixed price by settlement month as of September 30, 2008. These derivative instruments have been designated and accounted for as cash flow hedges, and to the extent of their effectiveness, changes in fair value of the hedged instrument will be accounted for through Other Comprehensive Income until the fuel hedged is used at which time the gain or loss on the hedge instruments will be recorded as fuel expense (cost of sales). See Note 11. Hedge ineffectiveness, which is expensed as incurred, was $200 during the third quarter and year-to-date. At September 30, 2008, the decline in the fair value, less ineffective portions, of the financial instruments of $4,595 is recorded in other current liabilities and as a net of tax deferred loss in other comprehensive income in the condensed consolidated balance sheet. The fair value of derivative financial instruments is based on quoted market prices. The Company may increase the quantity hedged or add additional months based upon active monitoring of fuel pricing outlooks by the management team.

		Average
	Gallons	Fixed
Settlement Date	Hedged	Price

October-08	1,325,000	3.58
November-08	1,125,000	3.68
December-08	765,000	3.62
January-09	565,000	3.57
February-09	565,000	3.57
March-09	565,000	3.57
April-09	565,000	3.57
May-09	565,000	3.57
June-09	515,000	3.53
July-09	515,000	3.53
August-09	315,000	3.29
September-09	315,000	3.29
October-09	190,000	3.07
November-09	100,000	2.97

	7,990,000

Note 10.	Acquisitions and Dispositions

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

On October 1, 2007 the Company acquired substantially all the of the operating assets and certain liabilities of Seattle-based Elliott Bay Design Group, Ltd. (“EBDG”), a naval architecture and marine engineering firm for approximately $4,513 in cash, a $750 note payable in 2009, assumption of $1,516 in liabilities and other consideration. The purchase price has been preliminarily allocated as follows: $2,216 to current assets; $511 to property, plant and equipment and software; and $4,052 to goodwill and other intangibles. From the acquisition date, revenues, costs and expenses have been consolidated with the Company. As a new indirect wholly-owned subsidiary of ACL, Elliott Bay Design Group LLC will continue to provide naval architecture, marine engineering and production support to its many customers in the commercial marine industry, while providing ACL with expertise in support of its transportation and marine manufacturing businesses.

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

Seven additional boats became assets held for sale in the second quarter 2008. Based on market conditions, five of these boats were estimated to have a current market value less than their respective carrying value. An

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

impairment charge of $430 was recorded in the second quarter 2008 to reflect the current market value less cost to dispose. During the quarter ended September 30, 2008 four of the boats held for sale were sold. The sale price of one vessel sold exceeded its net book value at the date it was reclassified to assets held for sale by approximately $525. Cumulatively, the remaining vessels were sold at small gains after the impairment charge for those vessels booked in the second quarter. Including the boat classified as held for sale in 2007, four vessels now remain in prepaid and other current assets while being actively marketed.

During the second quarter of 2007, the Company acquired 35 hopper barges that it had previously leased under expiring operating leases for a total purchase price of $4,460.

Note 11.	Fair Market Value Accounting

The fuel price swaps with commercial banks designated as hedges of fuel prices discussed in Note 9 are accounted for at the fair market value less hedge ineffectiveness of the contracts at the balance sheet date in other current liabilities in the condensed consolidated balance sheet.

		Fair Value Measurements at
		Reporting Date Using
		Markets for Identical Assets
Description	9/30/2008	(Level 1)

Fuel price swaps	$(4,795)	$(4,795)

Note 12.	Contingencies

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

On July 23, 2008, a tank barge owned by American Commercial Lines LLC, an indirect wholly-owned subsidiary of the Company, (“ACLLLC”) that was being towed by DRD Towing Company, L.L.C., of Harvey, LA, an independent towing contractor (“DRD Towing”), was involved in a collision with the motor vessel Tintomara at Mile Marker 97 of the Mississippi River in the New Orleans area. The tank barge was carrying approximately 9,900 barrels of #6 oil of which approximately two-thirds was released. The tank barge was damaged in the collision and partially sunk.

ACLLLC received a letter from the United States Coast Guard (“USCG”) designating it as the responsible party as the owner of the source of the discharge, barge DM932, and stating that ACLLLC may be liable for removal costs and damages under the Oil Pollution Act of 1990 (“OPA 90”) and imposing on ACLLLC an obligation to advertise the claims process by which persons who have claims may submit claims to ACLLLC.

The Company responded to the letter and denied responsibility, but continued to be involved in the cleanup efforts and published notices as specified under OPA 90. The USCG and the National Transportation Safety Board are investigating the cause of the incident. The Company believes that it has satisfactory insurance coverage, when combined with other legal remedies, to cover the cost of cleanup and other potential liabilities arising from the incident. See “Risk Factors.” The deductibles for such coverage of $850 were recorded in the third quarter.

The Company has been notified that numerous class action lawsuits have been filed in the United States District Court for the Eastern District of Louisiana against it, ACLLLC and other unrelated parties. The actions include various allegations of adverse health and psychological damages, disruption of business operations, destruction and loss of use of natural resources, and seek unspecified economic and compensatory damages. See “Legal Proceedings.”

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ACLLLC filed two actions in the United States District Court for the Eastern District of Louisiana seeking exoneration from or limitation of liability and requiring all claimants to file their answer and claim in this action by December 1, 2008. All such claims are stayed and all other claims are enjoined. Claims under OPA 90 are not included in such action.

In addition to the foregoing, the Company and ACLLLC have also received letters from numerous parties claiming property damage and various economic damages. The Company expects that additional lawsuits may be filed and claims submitted.

On July 16, 2008, approximately 21 employees in the Company’s St. Louis, Missouri terminal operations within the transportation segment voted to accept a new three-year contract. Although the prior contract expired on November 30, 2007 and no work stoppage occurred in the interim, the Company estimates that it spent $600 during the nine months ended September 30, 2008 to retain temporary replacement workers as a contingency measure. In addition to the cost of retaining the temporary replacement workers, in the fourth quarter of 2007 ACL recorded $2,130 in expense related to estimated statutory withdrawal liabilities associated with the Company’s proposal to terminate its obligation to contribute to the United Mine Workers’ multi-employer pension plan. During the first quarter of 2008, the Company reached a decision not to withdraw from the multi-employer plan and this expense was reversed against transportation and services cost of sales in the accompanying condensed consolidated income statement based upon the failure to reach an agreement with the union authorizing the termination of pension contributions on behalf of represented hourly employees.

On February 2, 2007, the Bankruptcy Court issued a final decree and ordered that the estate of the predecessor company of the Company had been fully administered and the Chapter 11 case was closed.

The Company reported to and discussed with the SEC circumstances surrounding an e-mail sent by the Company’s former Chief Financial Officer on June 16, 2007 and the Company’s filing of a Form 8-K on June 18, 2007. On February 20, 2008, the SEC requested certain documents and other information from the Company in connection with these events. The Company is continuing to cooperate fully with the SEC. The Company does not believe that any inquiry by the SEC into these events will have a material impact on the Company. However, there can be no assurance that the SEC will not take any action against the Company or any of its current or former employees.

Note 13.	Share-based Compensation

During the quarter ended September 30, 2008, no share-based compensation awards were made. During the nine months ended September 30, 2008, the following share-based awards were issued to directors and employees under the Company’s share-based compensation plans (the “Plans”): stock options for 530,630 shares with an average strike price of $18.15, 527,197 restricted stock units and 57,947 performance shares. The terms of all of the awards were essentially the same as prior grants under the Plans with the exception that the strike prices of certain stock options issued to the Chief Executive Officer and the Chief Financial Officer were 25% above the closing market value at the date of grant. Remaining options, consistent with prior practice, were issued at strike prices equal to the closing market value on the date of grant. During the quarter ended September 30, 2008, previously granted performance shares (4,060 shares) and restricted stock units (5,936 units) vested. During the nine months ended September 30, 2008, previously granted restricted shares (360,450 shares), performance shares (28,220 shares), and restricted stock units (187,312 units) vested and 472,104 shares were issued on exercise of stock options.

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

Results of Operations.  This section provides an analysis of the Company’s results of operations for the three and nine months ended September 30, 2008 compared to the results of operations for the three and nine months ended September 30, 2007.

Liquidity and Capital Resources.  This section provides an overview of the Company’s sources of liquidity, a discussion of the Company’s debt that existed as of September 30, 2008 and an analysis of the Company’s cash flows for the nine months ended September 30, 2008 and September 30, 2007.

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

OVERVIEW

Our Business

We are one of the largest and most diversified marine transportation and services companies in the United States, providing barge transportation and related services under the provisions of the Jones Act, as well as the manufacturing of barges, towboats and other vessels, including ocean-going liquid tank barges. We are the third largest provider of dry cargo barge transportation and second largest provider of liquid tank barge transportation on the United States Inland Waterways consisting of the Mississippi River System, its connecting waterways and the Gulf Intracoastal Waterway (the “Inland Waterways”), accounting for 13.5% of the total inland dry cargo barge fleet and 12.9% of the total inland liquid cargo barge fleet as of December 31, 2007, according to Informa Economics, Inc., a private forecasting service (“Informa”). Our manufacturing subsidiary, Jeffboat, was the second largest manufacturer of dry cargo barges in the United States in 2006 according to Criton Corporation, publisher of River Transport News. We believe this also approximates our ranking in terms of construction of liquid tank barges (including both inland and ocean-going liquid tank barges). We provide additional value-added services to our customers, including warehousing and third-party logistics through our BargeLink LLC joint venture. Our operations incorporate advanced fleet management practices and information technology systems, including our proprietary ACL Trac real-time GPS barge tracking system, which allows us to effectively manage our fleet.

During the fourth quarter of 2007, we acquired Elliot Bay Design Group, a naval architecture and marine engineering firm, which will continue to provide architecture, engineering and production support to its many customers in the commercial marine industry, while providing ACL with expertise in support of its transportation and manufacturing businesses.

During the second quarter of 2008, we acquired the remaining ownership interests of Summit Contracting, LLC (“Summit”). We had previously made an investment equal to 30% ownership in this entity in May, 2007. Summit provides environmental and civil construction services to a variety of customers.

The Industry

Transportation Industry:  Barge market behavior is driven by the fundamental forces of supply and demand, influenced by a variety of factors including the size of the Inland Waterways barge fleet, local weather patterns, navigation circumstances, domestic and international consumption of agricultural and industrial products, crop production, trade policies and the price of steel. According to Informa, the industry fleet, net of barges scrapped, increased by 240 dry cargo barges and 24 tank barges in the two years ended December 31, 2007. Informa also estimates that from 1998 to 2005, the Inland Waterways fleet size was reduced by 2,407 dry cargo barges and 54 liquid tank barges for a total reduction of 2,461 barges, or 10.7%. Despite the increases in industry fleet size in the two most current years, at December 31, 2007 the 18,029 dry and 2,866 liquid barges, or a total fleet size of 20,895 remained 9.5% below the 1998 level.

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

Freight rates in both the dry and liquid freight markets are a function of the relationship between the amount of freight demand for these commodities and the number of barges available to load freight. We believe that the current supply/demand relationship for dry cargo freight indicates that the improvements in market freight rates obtained in the last several years will be sustained into the near term as Informa’s most recent forecast indicates that the existing dry fleet will expand only approximately 10% through 2011 due to significant retirements of older barges. Certain spot rate contracts, particularly for grain, are subject to significant seasonal and other fluctuations. We are uncertain as to the impact that the instability in the financial markets and recession-like trends in any of our commodity markets may have on volumes or pricing of particular commodities at this time. We intend to be ready to capitalize on market demand shifts and on barge transportation being the lowest cost provider of shipping services.

For purposes of industry analysis, the commodities transported in the Inland Waterways can be broadly divided into four categories: grain, coal, liquids and bulk cargoes. Using these broad cargo categories the following graph depicts the total millions of tons shipped through the United States Inland Waterways for the quarters ended September 30, 2008 and September 30, 2007 by all carriers according to the US Army Corps of Engineers (the “Corps”) Waterborne Commerce Statistics Center data. The Corps does not estimate ton-miles, which we believe is a more accurate volume metric. Note that the most recent periods are typically estimated for the Corps’ purposes by lockmasters and retroactively adjusted as shipper data is received.

  Source:  U.S. Army Corps of Engineers Waterborne Commerce Statistics Center

The Manufacturing Industry:  Our manufacturing segment competes with companies also engaged in building equipment for use on both the Inland Waterway system and in ocean-going trade. Based on available industry data, we believe our manufacturing segment is the second largest manufacturer of dry cargo and liquid tank barges for Inland Waterways use in the United States. Due to the relatively long life of the vessels produced by inland shipyards and the relative over-supply of barges built in the late 1970’s and early 1980’s there has only recently been a resurgence in the demand for new barges as older barges are retired or made obsolete by U.S. Coast Guard requirements for liquid tank barges. This heightened demand may ultimately increase competition within the segment.

Consolidated Financial Overview

During the second and third quarters of 2007, the Company substantially increased its leverage by reacquiring $300 million of its common stock in the open market. This represented almost 20% of the previously outstanding shares. The acquisition was funded with proceeds of borrowing under the Company’s revolving credit facility. The acquisition and other borrowings for working capital needs increased our debt to rolling 12 months EBITDA ratio as defined in our credit agreement to 2.7 to 1 at September 30, 2008.

In the three months ended September 30, 2008, the Company had net income of $18.3 million compared to net income of $15.9 million in the three months ended September 30, 2007. Results for the three months ended September 30, 2007 included manufacturing work in process inventory valuation write-downs of $3.3 million ($2.1 million after tax). Exclusive of those expenses, income increased $0.3 million or 1.8% for the three months ended September 30, 2008 compared to the same period of the prior year. This slight increase is attributable to higher operating margins in the transportation and manufacturing segments which were almost completely offset by higher selling, general and administrative expenses; higher interest costs and higher income tax expense.

For the nine months ended September 30, 2008 the Company had net income of $24.3 million compared to $20.7 million in the same period of the prior year. Results for the first nine months of 2007 included after tax debt retirement expenses totaling $15.3 million on the retirement of the Company’s 9.5% senior notes and the Company’s previous revolving credit facility. The retirement of the asset-based revolver and the Senior Notes is also discussed in the footnotes to the condensed consolidated financial statements and in the Liquidity and Capital Resources section. Results for the nine months ended September 30, 2008 included an after tax benefit of $1.3 million related to the decision not to withdraw from a multi-employer pension plan for certain represented employees of the Company’s terminal operations and the write-off of $2.4 million in debt issuance costs ($1.5 million after tax) related to the amendment of the credit facility.

Exclusive of the expenses separately discussed above for the quarter and year-to-date periods, income decreased $13.6 million or 35.7% for the nine months ended September 30, 2008 compared to the same period of the prior year. The decline was driven by lower operating margins in the transportation segment, higher selling, general and administrative expenses and higher interest expense partially offset by higher margins in the manufacturing segment and lower income tax expense.

For the three months ended September 30, 2008 EBITDA was $49.6 million, an increase of 14.9% over the same period of the prior year. EBITDA as a percentage of combined revenue was 15.8% for the third quarter of 2008 compared to 16.7% for the third quarter of 2007 (See the table at the end of this Consolidated Financial Overview and Selected Financial Data for a definition of EBITDA and a reconciliation of EBITDA to consolidated net income).

For the nine months ended September 30, 2008, EBITDA was $100.3 million, a decline of 4.8% over the same period of the prior year. EBITDA as a percentage of combined revenue declined to 11.1% for the nine months ended September 30, 2008 compared to 14.1% for the nine months ended September 30, 2007.

On both a quarter-over-quarter and year-to-date comparative basis the manufacturing segment’s gross margin (excluding the manufacturing inventory adjustments in the third quarter of 2007) increased by approximately 1% driven by improved labor utilization in the shipyard and the reduction in build hours per barge on revenues that increased 41% quarter-over- quarter and more than 29% year-over-year. Unlike 2007, no barges have been produced for transportation segment use in the current year.

Selling, general and administrative expenses, excluding the expenses related to newly acquired businesses, were higher in the third quarter of 2008 compared to 2007 due primarily to higher incentive compensation accruals and targeted marketing expenses. On that same basis, the year-to-date increase in selling, general and administrative expenses over the same period of the prior year was driven by the third quarter expenses cited above, the costs of the two reductions in force that have occurred in 2008 and higher estimates of workers compensation claims from prior years.

The increase in the transportation segment’s operating income in the quarter was driven by 8.1% fuel neutral price increases, higher non-affreightment revenue, $6.8 million in direct and indirect fuel costs recoveries in excess of increased fuel pricing, $7.9 million in positive fuel volume variances, and $2.5 million in higher income from scrapping retired barges. These positive factors were almost fully offset by 14.0% lower affreightment ton-mile volume, higher costs of external towing, barge repairs and claims and higher labor costs. We estimate that approximately $3.2 million of our cost inflation was related to weather-related operating condition restrictions during the quarter.

The decline in the transportation segment’s operating income for the nine months ended September 30, 2008 was driven by a 9% decline in affreightment ton-mile volume, over $10.3 million in unrecovered direct and indirect fuel costs, higher costs of external fleeting and towing, higher repairs expense and higher labor costs. These negative factors were partially offset by higher non-affreightment revenues, 8.7% higher fuel-neutral pricing on affreightment contracts, a $9.4 million positive fuel volume variance and higher scrapping income. We estimate that approximately $14.7 million of our cost inflation was due to weather-related operating condition restrictions during the first nine months of 2008.

Through September 30, 2008, we invested $19.7 million in new barges, $23.3 million in improvements to the existing boat and barge fleet, $6.2 million in improvements to our shipyard, $5.7 million in improvements to our support facilities (including our marine services facilities along the Inland Waterways) and $0.5 million in other capital additions. Additionally, the Company acquired the remaining ownership interests of Summit Contracting for approximately $8.5 million.

We operate primarily in two business segments: transportation and manufacturing.

Transportation

Affreightment contracts, for both the three and nine months ended September 30, 2008, comprised approximately 74% and 71% or $179.6 million and $474.6 million, respectively, of the Company’s transportation segment’s total revenues. For the three and nine months ended September 30, 2007, affreightment contracts comprised approximately 75% and 74% or $162.6 million and $428.4 million, respectively. Under such contracts our customers hire us to move cargo for a per ton rate from an origin point to a destination point along the Inland Waterways on the Company’s barges, pushed primarily by the Company’s towboats. Affreightment contracts include both term and spot market arrangements.

The remaining segment revenues (“non-affreightment revenues”) were generated either by demurrage charges related to affreightment contracts or by one of three other distinct contractual arrangements with customers: charter/day rate contracts, outside towing contracts or other marine services contracts. Transportation revenue for each contract type is summarized in the key operating statistics table that follows.

In recent years the attractive nature of non-affreightment charter and day rate contracts has absorbed more of our available tank barge fleet, resulting in a reduction in the ratio of our affreightment revenues to total transportation segment revenues.

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

Comparatively, higher pricing, combined with the impact of nine less liquid barges in the quarter and ten more liquid barges year-to-date devoted to charter/day rate service drove charter and day rate revenue up 14.7% and 26.1% in the three and nine months ended September 30, 2008 over the comparable periods of the prior year.

Key operating statistics regarding our transportation segment are summarized in the following table.

Key Operating Statistics

	Three		Nine
	Months Ended	% Change to	Months Ended	% Change to
	September 30,	Prior Year Quarter	September 30,	Prior Year YTD
	2008	Increase (Decrease)	2008	Increase (Decrease)

Ton-miles (000’s):
Total dry	8,255,921	(13.4)%	24,172,271	(10.7)%
Total liquid	710,540	(16.7)%	2,179,955	(9.9)%

Total affreightment ton-miles	8,966,461	(13.7)%	26,352,226	(10.6)%
Total non-affreightment ton-miles	981,597	(16.6)%	3,261,667	5.0%

Total ton-miles	9,948,058	(14.0)%	29,613,893	(9.1)%

Average ton-miles per affreightment barge	3,528	(9.5)%	10,232	(5.5)%
Rates per ton mile:
Dry rate per ton-mile		23.7%		21.2%
Fuel neutral dry rate per ton-mile		6.6%		7.9%
Liquid rate per ton-mile		52.4%		37.4%
Fuel neutral liquid rate per-ton mile		19.3%		12.8%
Overall rate per ton-mile	$20.02	27.5%	$18.03	23.8%
Overall fuel neutral rate per ton-mile	$16.98	8.1%	$15.84	8.7%
Revenue per average barge operated	$90,264	17.7%	$241,651	22.3%
Fuel price and volume data (in thousands):
Fuel price	$3.60	63.4%	$3.27	63.9%
Fuel gallons	16,534	(17.7)%	54,783	(8.0)%
Revenue data (in thousands):
Affreightment revenue	$179,566	10.5%	$474,570	10.8%
Towing	21,865	22.6%	64,272	40.4%
Charter and day rate	20,672	14.7%	58,956	26.1%
Demurrage	11,771	15.3%	34,124	7.0%
Other	10,109	10.2%	34,069	26.0%

Total non-affreightment revenue	64,417	16.6%	191,421	26.4%

Total transportation segment revenue	$243,983	12.0%	$665,991	14.9%

Data regarding changes in our barge fleet for the three and nine months ended September 30, 2008 are summarized in the following table.

Barge Fleet Changes — Quarterly and YTD

Current Quarter	Dry	Tankers	Total

Barges operated as of the end of the 2nd qtr of 2008	2,338	384	2,722
Retired (includes reactivations)	(23)	(4)	(27)
New builds	—	—	—
Purchased	—	—	—
Change in number of barges leased	(12)	—	(12)

Barges operated as of the end of the 3rd qtr of 2008	2,303	380	2,683

Barges — YTD	Dry	Tankers	Total

Barges operated as of the end of 2007	2,440	388	2,828
Retired	(95)	(8)	(103)
New builds	—	—	—
Purchased	1	—	1
Change in number of barges leased	(43)	—	(43)

Barges operated as of the end of the 3rd qtr 2008	2,303	380	2,683

Data regarding our boat fleet at September 30, 2008 is contained in the following table.

Owned Boat Counts and Average Age by Horsepower Class

Horsepower Class	Number	Average Age

1950 or less	53	31.7
Less than 4300	22	34.3
Less than 6200	43	33.8
7000 or over	15	31.2

Total/overall age	133	32.7

In addition to the above count, the Company had 19 chartered boats in service at September 30, 2008. Average life of a boat (with refurbishment) exceeds 50 years. During the quarter ended September 30, 2008 four of the eight boats held for sale were sold. The sale price of one vessel sold exceeded its net book value at its reclassification date (its carrying value) by approximately $525. Cumulatively, the remaining vessels were sold at small gains after the impairment charge for those vessels booked in the second quarter 2008. Including the boat classified as held for sale in 2007, four vessels remain in prepaid and other current assets while being actively marketed.

Operating conditions on the Inland Waterways continued to be difficult during the third quarter of 2008. Corps estimated industry tonnage for all commodities declined 2.3% in the third quarter and 8.4% year-to-date compared to the prior year comparable periods. In terms of ton-miles, we were down 14.0% in the quarter and 9.1% year-to-date. Ton-mile declines in grain shipments account for over half of our total ton-mile decline in the quarter and almost 80% of our total decline on a year-to-date basis. Year-over-year coal and bulk cargo ton-miles are down approximately 3%, while liquids declined approximately 10% compared to the prior year. For affreightment contracts, average ton-miles per barge operated were down over 9% in the quarter due to the difficult weather-related operating conditions, driving the year-to-date average to down approximately 6% compared to the prior year.

We had 10,992 idle barge days in the third quarter of 2008 compared to 16,234 in the second quarter of 2008 and 3,941 in the prior year third quarter due to the difficult weather-related operating conditions. On a year-to-date basis, barge days lost are over 38,000 compared to approximately 14,200 in the prior year, or a 168% increase. In addition to the margin on lost barge days, the sustained high water conditions led to operating inefficiencies resulting from tow size restrictions, daylight only operations, draft restrictions, standby boat requirements and high water surcharges. The hurricanes in the third quarter significantly limited our liquids business. We estimate that the weather-related transportation inefficiencies drove approximately $3.2 million of the decline in our transportation margin for the third quarter and $14.7 million of the decline year-to-date.

Affreightment pricing was strong in the quarter and year-to-date at 27.5% and 23.8% above the prior year comparable periods. However, fuel price escalations in our contracts, which are detrimental to operating margins, drove a significant portion of the price increases. On a fuel-neutral basis our dry and liquid portfolios were up approximately 7% and 19%, respectively, in the quarter. On a year-to-date basis our dry and liquid portfolios were up approximately 8% and 13%, respectively, compared to the same periods of the prior year. Favorable grain pricing in the quarter and year-to-date, 13.5% and 19.3%, respectively, higher than prior year comparable periods, was primarily attributable to the impact of the difficult operating conditions on barge availability and did not materially contribute to offsetting the volume shortfall.

The average annual grain rates for the mid-Mississippi River, which we believe are an indicator of the total market, increased over 60% in 2005 and by over 20% in 2006. Grain rates declined in 2007 by approximately 6% from their 2006 levels, remaining, however, 15% above 2005 rates. Historically, grain has experienced the greatest degree of seasonality among all the commodity segments, with demand generally following the timing of the annual harvest. Demand for grain movement generally begins around the Gulf Coast and Texas regions and the southern portions of the Lower Mississippi River, or the Delta area, in late summer of each year. The demand for freight spreads north and east as the grain matures and harvest progresses through the Ohio Valley, the Mid-Mississippi River area, and the Illinois River and Upper Mississippi River areas. System-wide demand generally peaks in the mid-fourth quarter. Demand normally tapers off through the mid-first quarter, when traffic is generally limited to the Ohio River as the Upper Mississippi River normally closes from approximately mid-December to mid-March, and ice conditions can hamper navigation on the upper reaches of the Illinois River. The annual differential between peak and trough rates has averaged over 130% a year over the last five years. Average grain rates in the third quarter 2008 were only slightly higher than the prior year at 559%. The high cost of fuel and the impact of difficult operating conditions on barge availability have compressed the normal variability in pricing during 2008. Rates in both the third quarters of 2008 and 2007 exceeded the average of 386% for the previous five years’ third quarters.

Total liquid cargo affreightment tonnage was impacted by the shift of nine less barges and ten more barges, on average, into day rate towing for the quarter and year-to-date when compared to the prior year. Revenues from charter and day rate contracts increased 14.7% for the third quarter and 26.1% for the nine month period ended September 30, 2008 compared to the nine month period ended September 30, 2007 due primarily to higher available pricing for these contracts and this strategic shift in asset deployment.

Total revenues per average barge increased approximately 18% in the third quarter and 22% in the nine month period ended September 30, 2008 compared to the same periods of the prior year. Approximately two-thirds of the increase in the quarter and three-fifths year-to-date was due to higher affreightment revenues. Approximately 70% of the higher affreightment revenue per barge in the third quarter and almost 66% year-to-date was due to fuel price adjustments. The remainder was attributable to the fuel-neutral price increases.

Fuel rose 4.0% as a percentage of transportation segment sales compared to the prior year quarter. Fuel consumption was down almost 18% compared to the prior year quarter but the average price per gallon increased 63% to $3.60 per gallon. We estimate that our fuel price escalation recoveries exceeded our direct price variance by approximately $10.3 million. However, we also estimate that fuel price escalation drove approximately $3.5 million of the increase over the prior year quarter in the cost of fleeting, shifting and towing services we purchased from third parties during the third quarter of 2008.

Manufacturing

In the first nine months of 2008, no barges were produced for our transportation segment, compared to 41 dry and 13 liquid tank barges in 2007. Increased revenues in the manufacturing segment were driven by the sale of more third-party barges, the mix shift into more tank barges and special vessels than in the prior year and by steel price escalation clauses.

Manufacturing segment units produced for external sales or internal use

	Quarter Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

External sales:
Liquid tank barges	12	2	38	15
Ocean tank barges	—	—	3	—
Hybrid barges	10	—	10	—
Dry cargo barges	19	55	191	230

Total external units sold	41	57	242	245

Internal sales:
Liquid tank barges	—	11	—	13
Dry cargo barges	—	41	—	41

Total units into production	—	52	—	54

Total units produced	41	109	242	299

We plan to build approximately 280 barges (191 dry, 76 liquid, 10 hybrid and 4 special vessels) this year, of which approximately 15 will be internal builds. All of the internal builds are anticipated to be liquid tank barges. We continue to believe there is no sign of over-production in the industry and that most of the production is for replacement demand.

Consolidated Financial Overview — Non-GAAP Financial Measure Reconciliation

AMERICAN COMMERCIAL LINES INC.

NET INCOME TO EBITDA RECONCILIATION

	Quarter Ended Sept. 30,		Nine Months Ended Sept. 30,
	2008	2007	2008	2007
	(Unaudited)
	(Dollars in thousands)

Net Income from Continuing Operations	$18,355	$15,888	$24,022	$20,722
Discontinued Operations, Net of Income Taxes	(7)	3	296	(46)

Consolidated Net Income	$18,348	$15,891	$24,318	$20,676

Adjustments from Continuing Operations:
Interest Income	(30)	(15)	(92)	(142)
Interest Expense	7,469	6,486	20,189	12,485
Debt Retirement Expenses	—	—	2,379	23,938
Depreciation and Amortization	12,626	12,000	38,760	36,765
Taxes	11,136	8,793	14,582	11,729
Adjustments from Discontinued Operations:
Interest Income	(6)	(25)	(38)	(111)
Depreciation and Amortization	—	—	—	—
Taxes	13	1	178	(28)
EBITDA from Continuing Operations	49,556	43,152	99,840	105,497
EBITDA from Discontinued Operations	—	(21)	436	(185)

Consolidated EBITDA	$49,556	$43,131	$100,276	$105,312

EBITDA from Continuing Operations by Segment:
Transportation Net Income	$15,756	$17,855	$11,298	$16,476
Interest Income	(27)	(15)	(85)	(142)
Interest Expense	7,414	6,486	20,134	12,485
Debt Retirement Expenses	—	—	2,379	23,938
Depreciation and Amortization	11,338	11,341	35,477	34,894
Taxes	11,136	8,793	14,582	11,729

Transportation EBITDA	$45,617	$44,460	$83,785	$99,380

Manufacturing Net Income	$3,384	$6,953	$13,698	$14,220
Interest Income	—	—	—	—
Interest Expense	—	—	—	—
Depreciation and Amortization	725	659	2,073	1,871
Taxes	—	—	—	—

Total Manufacturing EBITDA	4,109	7,612	15,771	16,091
Intersegment Profit	(306)	(8,920)	(540)	(9,974)

External Manufacturing EBITDA	$3,803	$(1,308)	$15,231	$6,117

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

Outlook

Transportation:  We believe that our value proposition is to deliver the safest, cleanest, most cost effective and innovative transportation solutions to our customers. Barge transportation is widely recognized as the lowest cost, cleanest, safest and most fuel efficient mode of transportation in the U.S. and is estimated to be operating at only 50% of infrastructure capacity. We expect over the next few years to significantly change our portfolio mix of commodities to lessen dependency on spot grain moves and increase the capacity of our high margin liquid fleet. We intend to pursue a comprehensive sales and marketing program involving freight that has traditionally been moved by barge as well as freight that is currently “off-river” to convert the Company’s portfolio mix of business to 40% liquids, 20% coal, 20% bulk, 10% grain, 5% steel and 5% emerging markets.

Though the strategic re-balancing of the transportation portfolio is expected to take some time, we have begun to make tangible progress. During the first nine months of 2008, our transportation revenues were comprised of 30% liquid, 33% bulk, 18% grain and 12% coal. Approximately 7% of our transportation revenues are derived from our fleets and terminals on the Inland Waterways. During 2007 our transportation revenues were comprised of 34% bulk, 27% liquids, 25% grain, 8% coal and 6% fleets/other.

Consistent with our strategic vision, we plan to continue growing our liquids business, and reshaping our dry business by pursuing the following strategies.

•	Dry cargo barge retirements in the first nine months of 2008 totaled 138 barges, bringing the total number of retirements and lease non-renewals in the period beginning January 1, 2006 through the third quarter of 2008 to 658 units, or over 23% of the Company’s previously existing dry cargo fleet. We expect approximately an 180 barge reduction in our dry fleet in 2008. We also expect to not renew leases on approximately 70 dry cargo barges. We are not building any new dry cargo barges during 2008 for our transportation division at our shipyard and expect that increasing the efficiency of the existing fleet should compensate for a large portion of the scrapping of older barges in the near term.

•	We have begun construction of a number of liquid tank barges to be built at our shipyard in the fourth quarter of 2008 and early in 2009, in order to add capacity to our existing liquid tank barge barrel capacity. We expect to add barges only to accommodate sold business.

•	In August 2007, we established a headquarters location in Houston, Texas for our liquids division to more directly service the majority of our primary liquids customers and prospects.

•	We continue replacing certain seasonal dry cargo spot business with more ratable long-term contract business.

•	We intend to tighten our footprint within the Inland Waterway, building patterns around high contribution liquid and dry opportunities.

•	As we lower the age of our fleet, we believe that we can reduce non-revenue days through lower repair days.

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

In addition, we introduced to the market limited scheduled barge service which provides shippers the ability to measure “on-time” service. In 2007, we achieved an 86% on time record for this service.

Year-to-date through September 30, 2008, our barrel capacity of our liquid fleet has decreased slightly. All of the barges to be built by our manufacturing division for the transportation division in the fourth quarter of 2008 and first quarter of 2009 are expected to be liquid cargo barges, which will create an expansion in our liquids capacity.

Our objectives are similar in the dry markets, pursuing growth that fits within our scheduled service model while retaining existing business that fits in this model. Management believes the key to our success in the dry markets will again be driven by producing a more valuable transportation service product to compete for more new, ratable business against other transportation modes. This is also a key to increased dry fleet efficiency. We are focused on improving asset turn rates through reduction of average stationary days per barge loading. We expect to continue to focus our efforts on moving more ratable coal and capturing distressed rail movements. New coal business is expected to be market-priced. The majority of our existing coal volume moves under a long-term legacy contract. Although the contract contains fuel and general cost escalation clauses, the specific contract provisions of the fuel adjustment clause do not cover cost increases and have driven this contract to be unprofitable. Pet coke, alumina and outbound steel have offered some early progress in our dry portfolio rebalancing. As we move to replace a portion of the grain moved by barge, we continue to seek expansion in large, ratable dry shipments with existing and new customers in the Company’s primary service lanes. Many of the cargoes we are testing are conversions from other modes of transportation, primarily rail. The Company expects to continue to offer these modal alternatives in chemicals as well as in new target markets such as forest products/lumber, coal/scrubber stone, energy products, and in emerging markets like municipal solid waste. We believe that there is significant opportunity to move by barge certain cargoes that currently move via truck and rail. On a year-to-date basis we believe we have generated over $64 million in new organic growth, including $31 million of coal, $20 million of bulk and $13 million of liquid growth.

Over the past few years, there has been increasing utilization of existing coal-fired power generating capacity. Continued volatility in the price of natural gas and increasing demand for coke (used in the production of steel) have resulted in increased demand for both steam coal and metallurgical coal. According to Criton Corporation, prior to the current upheaval in the financial markets, the high spot and forward prices of natural gas and oil, increased utilization and expansion of existing coal-fired power plants, new construction of coal-fired power plants, retrofitting of existing plants for flue-gas desulphurization (“FGD”), strong steel demand and the weak dollar were expected to contribute to continued growth in demand for coal tonnage. Distribution patterns may be affected by FGD retrofitting and may negatively impact miles per trip. In addition, due to clean air laws that are resulting in the use of limestone to reduce sulfur emissions from coal-fired electricity generation, we expect to see increases in limestone and, to a lesser extent, gypsum movements by barge.

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

At September 30, 2008, 83% of our dry fleet consisted of covered hopper barges. The demand for coarse grain freight, particularly transport demand for corn, has historically been an important driver of our revenue. We expect grain to still be a component of our future business mix. However, the grain flows we expect to pursue going forward are the ratable, predictable flows. Smaller, more targeted, export grain programs that run ratably throughout the year are likewise attractive as they are not as susceptible to volatile price swings and seasonal harvest cycles. The complex interrelationships of agricultural supply/demand, the weather, ocean going freight rates and other factors lead to a high degree of unattractive volatility in both demand and pricing. Our service commitment is to build and maintain a covered barge fleet that handles ratable, profitable commodities. We expect that the introduction of new demand will, over time, drive our grain position down to approximately 10% of our revenue base.

Although we expect to significantly reduce our exposure to seasonal grain moves, grain is still expected to be both an important commodity for us and, as circumstances allow, a tactical opportunity. The United States Department of Agriculture (the “USDA”) forecasted, as of October 11, 2008, corn exports of 2.44 billion bushels for the 2007/2008 crop year and 2.13 billion bushels for the 2006/2007 crop year. Crop years are measured from September 1 through August 31 of the next calendar year. The total 2007/2008 and 2006/2007 corn harvests are estimated to be approximately 13.07 billion and 10.54 billion bushels, respectively. We believe that the estimated corn harvest size and export demand will result in a significant opportunity for barge transportation service for export grain through the port of New Orleans.

According to Informa, the industry fleet, net of barges scrapped, increased by 240 dry cargo barges and 24 tank barges in the two years ended December 31, 2007. Informa also estimates that from 1998 to 2005, the Inland Waterways fleet size was reduced by 2,407 dry cargo barges and 54 liquid tank barges for a total reduction of 2,461 barges, or 10.7%. Despite the increases in industry fleet size in the two most current years, at December 31, 2007 the 18,029 dry and 2,866 liquid barges, or a total fleet size of 20,895 remained 9.5% below the 1998 level. We believe capacity will continue to be taken out of the industry as older barges reach the end of their useful lives. From an overall barge supply standpoint, we believe that approximately 25% of the industry’s existing dry cargo barges will be retired in the next four to eight years. We also believe that a like number of barges will be built during this period, although the exact number of additions or reductions in any given year is difficult to estimate. Competition is intense for barge freight transportation. The top five carriers (by fleet size) of dry and liquid barges comprise over 62% of the industry fleet in each sector as of December 31, 2007. The average economic useful life of a dry cargo barge is generally estimated to be between 25 and 30 years and between 30 and 35 years for liquid tank barges. Our fleet of dry cargo barges will see over half of the 2,380 barges in service reach 30 years of age by the end of 2010. We may replace lost capacity through new builds, acquisitions, barge refurbishments and increased asset utilization.

Freight rates in both the dry and liquid freight markets are a function of the relationship between the amount of freight demand and the number of barges available to load freight. We believe the current supply/demand relationship for dry cargo freight indicates that recent improvements in contract market freight rates will stabilize in the near term with the possibility of further moderate increases in freight rates in the future if capacity continues to decline. Fuel price increases which we have experienced in the fourth quarter of 2007 and the first nine months of 2008 act to increase rates due to contractual fuel rate adjustment clauses. These rate increases resulted in decreased margin percentages as equal amounts are added to revenue and to expense, diluting margin. We believe the supply/demand relationship for liquid freight will also continue to benefit from tightened supply/demand dynamics in the industry.

We may continue to shift a larger portion of our liquid fleet business to day rate contracts, rather than affreightment contracts. Such a shift may result in a reduction in tonnage but an increase in revenues per barge as we would be paid a per diem rate regardless of the tonnage moved. We anticipate approximately $180 million in contract renewals in 2008, primarily in the fourth quarter. We expect that we will be able to continue to achieve meaningful increases in contract rates on a fuel-neutral basis. Of the expected renewals, 64%, 13% and 23% of the renewable contracts, are one, two and three years or older, respectively.

From an expense standpoint, fuel price increases may reduce profitability in three primary ways. First, contractual protection in the Company’s newest term contracts operate on a one month lag thereby exposing us to a one month delay in recovering higher prices (which, conversely, can lead to a recovery of some portion of exposures in periods of falling prices). Some older term contracts are adjusted quarterly thus lengthening our exposure. We have been changing the frequency of rate adjustments for fuel price from quarterly to monthly as we renew our contracts. Our fuel price risk is highest in periods of rapidly escalating fuel prices. Second, fuel rates may move ahead of booked-forward spot market pricing. Third, fuel expense is a significant component of the cost structure of other fleeting, shifting and towing vendors that we use. These costs are passed through to us in higher rates for such services and we are generally unable to pass these increases through to our customers. In the quarter ended September 30, 2008, we believe we recovered more than 100% of our direct fuel cost through the fuel rate adjustment clauses in our contracts and through spot rate pricing as rate movement timing, unlike the first and second quarters of 2008, gave us favorability under our contracts. On a year-to-date basis we believe that fuel costs drove approximately $10.3 million of the decline in our operating income. In anticipation of further instability in fuel pricing, as of September 30, 2008, we had entered into open fuel swap contracts fixing the price on 7,990,000 gallons of our anticipated future fuel usage through November 2009. The fair value of the fuel price swaps at September 30, 2008 was a loss of $4.8 million. Through September 30, 2008 gains on closed contracts of $2.8 million have been recorded as reductions of fuel expense as the purchased fuel was used. We anticipate that we will continue to hedge the cash flows related to unprotected fuel gallons as monthly contracts expire and may expand the total size of the hedge program.

Increases in wages and other costs, if they are not recoverable under contract adjustment clauses or through rates we are able to obtain in the market, also create margin pressure. We anticipate continued pressure on labor rates, which we expect to defray through labor escalators in some of our contracts and through pricing. Competition for experienced vessel personnel is strong, and increases in experienced vessel personnel wage rates have been exceeding the general inflation level for several years. We expect this trend to continue and we may not be able to recover such increases over time.

Manufacturing:  Industry estimates suggest that there will continue to be significant demand for dry cargo barge replacement over the next several years. Criton Corporation has estimated that 5,000 new dry cargo barges will be required to replace retiring barges and fuel expected new demand. At September 30, 2008, our manufacturing sales backlog, including legacy and non-legacy contracts, was approximately $263 million of contracted revenue with expected deliveries extending into the second half of 2010. This is a decline of approximately $166 million from the end of 2007, due to current year production. We do not believe that demand has weakened for new barges and expect to begin adding bookings as we determine more specifically the number and timing of barges to be built for the transportation segment. The backlog does not include legacy options until exercised, but we expect all legacy options to eventually be exercised. Almost all of the contracts in the backlog contain steel price adjustments. The actual price of steel at the time of construction may result in contract prices that are greater than or less than those used to calculate the backlog at the end of the third quarter of 2008. All of the contracts booked since 2006 are expected to exceed our minimum acceptable operating margin when they enter production. This backlog excludes option units in booked contracts and our planned construction of internal replacement barges until such options are exercised. We are focused on reducing labor costs relative to our bid specifications. During the first nine months of 2008 our labor hours per ton on the dry cargo line improved approximately 20% and clean service liquid tank barge line improved approximately 14% over the prior year improving our realized margins on these contracts. We anticipate that during the fourth quarter of 2008 liquid tank barges will be a higher portion of our manufactured units.

Additionally, at the end of 2007 we had over $200 million related to more than 375 vessels in our backlog that were priced under contracts or options negotiated at lower estimated margins and with more aggressive labor estimates than in contracts signed during 2006 and 2007, which will result in lower margins as they enter production. Current year-to-date production and the renegotiation of one legacy contract have reduced the estimated amount of legacy contracts in the backlog to $61.5 million. Legacy contracts represented approximately 23% of our backlog at September 30, 2008. Unsigned options in these contracts on nearly 200 additional vessels, or more than $100 million of revenues are expected to extend the margin impact into 2010 and 2011 if the options are exercised. We expect that these lower margin barges will decline as a percent of total production in 2008 and to be 25% to 30% of production in 2009 and 30 to 35% in 2010. All legacy contracts contain steel escalation clauses. Remaining legacy option barges contain steel and other escalation clauses, however, the escalation calculation may not be enough to cover actual inflation on labor and other components. We expect that 2008 full year revenues in our manufacturing segment will exceed 2007 revenues, though the number of barges produced is expected to decline. The increase is due to an expected sales mix shift to more higher priced liquid cargo barges.

AMERICAN COMMERCIAL LINES INC. OPERATING RESULTS by BUSINESS SEGMENT
Quarter Ended September 30, 2008 as compared With Quarter Ended September 30, 2007

				% of Consolidated
	Quarter Ended			Revenue
	Sept. 30,			3rd Quarter
	2008	2007	Variance	2008	2007
	(Unaudited)
	(Dollars in thousands except where noted)

REVENUE
Transportation and Services	$256,456	$217,798	$38,658	81.8%	84.4%
Manufacturing (external and internal)	58,426	79,295	(20,869)	18.6%	30.7%
Intersegment manufacturing elimination	(1,207)	(38,726)	37,519	(0.4)%	(15.1)%

Consolidated Revenue	313,675	258,367	55,308	100.0%	100.0%
OPERATING EXPENSE
Transportation and Services	222,930	184,968	37,962
Manufacturing (external and internal)	55,087	72,363	(17,276)
Intersegment manufacturing elimination	(901)	(29,806)	28,905

Consolidated Operating Expense	277,116	227,525	49,591	88.3%	88.1%
OPERATING INCOME
Transportation and Services	33,526	32,830	696
Manufacturing (external and internal)	3,339	6,932	(3,593)
Intersegment manufacturing elimination	(306)	(8,920)	8,614

Consolidated Operating Income	36,559	30,842	5,717	11.7%	11.9%
Interest Expense	7,469	6,486	983
Debt Retirement Expenses	—	—	—
Other Income	(401)	(325)	(76)

Income Before Income Taxes	29,491	24,681	4,810
Income Taxes	11,136	8,793	2,343
Discontinued Operations	(7)	3	(10)

Net Income	$18,348	$15,891	$2,457

Domestic Barges Operated (average of period beginning and end)	2,703	2,841	(138)
Revenue per Barge Operated (Actual)	$90,264	$76,662	$13,602

RESULTS OF OPERATIONS

Three months ended September 30, 2008 comparison to three months ended September 30, 2007

Revenue.  Consolidated revenue increased by $55.3 million or 21.4% to $313.7 million.

The consolidated revenue increase was primarily due to a 12.0% increase in transportation segment revenue, a 41.0% increase in manufacturing revenue and the inclusion of revenues of two acquired companies from their dates of acquisition which drove 22.6% of the increase whose results were not included in the prior year.

The increase in transportation segment revenues by $26.2 million was driven by several factors. Affreightment rates increases of 27.5%, were driven by fuel adjustment clauses in our contracts and fuel-neutral rate increases of 8.1%. Outside towing and charter/day rate revenue rose 18.6% and scrapping revenue increased almost $2 million over the prior year quarter. Affreightment revenue volumes decreased $17.8 million, partially offsetting the other increases. Much of the volume decrease was attributable to the increase in weather-related idle barge days which increased 179% over the prior year. Revenues per average barge increased approximately 18% to $90,264 in the third quarter of 2008 compared to the prior year quarter. Approximately two-thirds of the increase was due to higher affreightment revenues and the remainder to higher non-affreightment revenues.

In the third quarter of 2008 no barges were produced for our transportation segment, compared to 11 liquid tank barges and 41 dry cargo barges in 2007. Manufacturing segment revenue from sales to third parties increased $16.7 million as compared to the third quarter of 2007. Increased revenues in the manufacturing segment were driven by higher production levels of external barges in the current year quarter, the mix shift to more higher priced tank barges and special vessels than in the prior year and by steel price escalation clauses. The manufacturing segment’s production in the third quarter of 2008 included 12 liquid tank barges, 19 dry cargo and 10 hybrid vessels.

Operating Expense.  Consolidated operating expense increased by $49.6 million or 21.8% to $277.1 million.

Transportation segment operating expenses increased $25.0 million primarily driven by the $15.2 million increase in fuel. We estimate that we recovered $6.8 million more than our direct fuel price variance through revenues in the quarter due to fuel adjustment clauses in our contracts and the timing of fuel price increases/decreases. Transportation segment cost of sales additionally increased $8.4 million due mostly to higher external shifting and towing costs, higher barge repairs and claims and $2.3 million in higher labor costs. We estimate that boat productivity declined by approximately $0.6 million in the quarter, despite favorable fuel volume variances driven by lower ton-mile volumes and our fuel monitoring programs. We estimate that approximately $3.2 million of our cost inflation related to restricted operating conditions during the quarter. We also estimate that $3.5 million of our cost inflation relates to the pass through of higher fuel prices by our third party service vendors along the Inland Waterways.

Selling, general and administrative expenses (“SG&A”) excluding the expenses related to newly acquired businesses were higher in the third quarter of 2008 compared to 2007 due primarily to higher incentive compensation accruals and targeted marketing expenses.

Manufacturing segment operating expenses increased $11.6 million due to the higher levels of external production and higher costs of steel. Manufacturing gross margin improved by $1.5 million due primarily to increased labor productivity when compared to the prior year gross margin adjusted for $3.3 million in work-in-process inventory valuation adjustments booked in the prior year third quarter. Gross margin improved $4.8 million on an overall basis. In the quarter ended September 30, 2008 our labor hours per ton of steel processed on the dry cargo barge line improved approximately 20% and on the liquid tank barge line by 7% compared to the prior year, improving our realized margins on these contracts.

The remaining increase in operating expenses resulted from the consolidation from their dates of acquisition of Elliott Bay and Summit, acquired in the fourth quarter 2007 and second quarter 2008, respectively. Costs of goods sold of $10.3 million and SG&A of $2.7 million of the acquired companies which were not owned in prior years drove 26.1% of the overall increase in operating expenses.

Operating Income.  Operating income increased $5.7 million to $36.6 million. Operating income, as a percent of consolidated revenues was essentially flat at 11.7% compared to 11.9% in the third quarter of the prior year. The increase was primarily a result of the $5.0 million increase in manufacturing segment operating income, which includes the favorable impact of rolling over $3.3 million in negative work-in-process adjustments recorded in the prior year, as well as improved efficiency in that segment. Transportation segment operating ratio deteriorated to 86.1% from 84.9% in the prior year quarter, though operating income in the segment was higher in dollar terms by $1.2 million on higher revenues. In the transportation segment, as a percentage of segment revenue, labor and fringe benefits along with material, supplies and other declined to 46.5% of revenue compared to 47.7% in the prior year quarter. This was due to the leverage created by gross price increases of 27.5%, as those costs increased $9.5 million in dollar terms. The leverage was offset by fuel cost inflation, which drove a 4.0% increase as a percent of transportation segment revenue increasing $15.2 million quarter over quarter. Manufacturing gross margin, before consideration of the rollover of the work-in-process inventory adjustments in the prior year, increased 1.0% or $1.5 million due to improved labor efficiency.

Interest Expense.  Interest expense was $7.5 million, an increase of $1.0 million over the quarter ending September 30, 2007. The increase was due to a higher revolver balance.

Income Tax Expense.  The effective tax rate on income from continuing operations before income taxes was 37.8% and 35.6% for the three months ended September 30, 2008 and 2007 respectively. Rates in the current year are the U.S. federal and state statutory rates after considering the deductibility of state income taxes for federal income taxes. Rates in the prior year were lower due to return reconciliation adjustments and the significance of permanent differences to the lower forecasted full year income from continuing operations before income taxes.

Net Income.  Net income increased $2.5 million from the prior year same quarter to $18.3 million due to the reasons noted.

AMERICAN COMMERCIAL LINES INC. OPERATING RESULTS by BUSINESS SEGMENT
Nine Months Ended September 30, 2008 as compared with Nine Months Ended September 30, 2007
(Dollars in thousands except where noted)
(Unaudited)

				% of Consolidated Revenue
	Nine Months Ended Sept. 30,			Nine Months
	2008	2007	Variance	2008	2007

REVENUE
Transportation and Services	$689,995	$579,796	$110,199	76.1%	77.5%
Manufacturing (external and internal)	219,083	213,193	5,890	24.1%	28.5%
Intersegment manufacturing elimination	(2,193)	(45,164)	42,971	(0.2)%	(6.0)%

Consolidated Revenue	906,885	747,825	159,060	100.0%	100.0%
OPERATING EXPENSE
Transportation and Services	643,410	516,925	126,485
Manufacturing (external and internal)	205,503	199,262	6,241
Intersegment manufacturing elimination	(1,653)	(35,190)	33,537

Consolidated Operating Expense	847,260	680,997	166,263	93.4%	91.1%
OPERATING INCOME
Transportation and Services	46,585	62,871	(16,286)
Manufacturing (external and internal)	13,580	13,931	(351)
Intersegment manufacturing elimination	(540)	(9,974)	9,434

Consolidated Operating Income	59,625	66,828	(7,203)	6.6%	8.9%
Interest Expense	20,189	12,485	7,704
Debt Retirement Expenses	2,379	23,938	(21,559)
Other Income	(1,547)	(2,046)	499

Income before Income Taxes	38,604	32,451	6,153
Income Taxes	14,582	11,729	2,853
Discontinued Operations	296	(46)	342

Net Income	$24,318	$20,676	$3,642

Domestic Barges Operated (average of period beginning and end)	2,756	2,935	(179)
Revenue per Barge Operated (Actual)	$241,651	$197,545	$44,106

Nine months ended September 30, 2008 comparison to nine months ended September 30, 2007

Revenue.  Consolidated revenue increased by $159.1 million or 21.3% to $906.9 million.

The consolidated revenue increase was primarily due to a 14.9% increase in transportation segment revenue, a 41.0% increase in manufacturing revenue and the inclusion of revenues of two acquired companies from their dates of acquisition which drove 15.1% of the increase whose results were not included in the prior year.

The increase in transportation segment revenues by $86.2 million was driven by several factors. Affreightment rates increased 23.8%, driven by fuel adjustment clauses in our contracts and fuel-neutral rate increases of 8.7%. Outside towing and charter/day rate revenue rose 33.2% and scrapping revenue increased $7.4 million over the nine months ended September 30, 2007. Affreightment volumes decreased $33.0 million, partially offsetting the other increases. Revenues per average barge increased approximately 22% to $241,651 in the nine months ended September 30, 2008 compared to the same period of the prior year. Approximately three-fifths of the increase was due to higher affreightment revenues and the remainder to higher non-affreightment revenues.

In the nine months ended September 30, 2008 no barges were produced for our transportation segment, compared to 41 dry cargo barges and 13 liquid tank barges in 2007. Increased revenues in the manufacturing segment were driven by the mix shift to 23 more higher-priced liquid tank barges, 10 more special purpose vessels and 3 more ocean-going vessels than in the prior year and by steel price escalation clauses. The manufacturing segment’s production in the in the nine months ended September 30, 2008 included 38 liquid tank barges, 191 dry cargo 10 special purpose vessels and three ocean-going vessels. Manufacturing segment revenue from sales to third parties increased $48.9 million as compared to the nine months ended September 30, 2007.

Operating Expense.  Consolidated operating expense increased by $166.3 million or 24.4% to $847.3 million.

Transportation segment operating expenses increased $101.9 million primarily driven by the $60.4 million increase in fuel. We estimate that approximately $1 million of our direct fuel price variance was not recovered in the year-to-date period. Transportation segment cost of sales additionally increased $41.6 million due mostly to higher external shifting and towing costs, high fleet repair and preparation expenses, $5.5 million in higher labor costs and $4.0 million in higher SGA. We estimate that boat productivity declined by approximately $18 million in the quarter, despite favorable fuel volume variances driven by lower ton-mile volumes and our fuel monitoring programs. We estimate that approximately $14.7 million of our cost inflation related to restricted operating conditions during the nine months ended September 30, 2008. We also estimate that $9.3 million of our cost inflation relates to the pass through of higher fuel prices by our third party service vendors along the Inland Waterways. SGA for the nine months also included approximately $1.9 million related to the costs of the 2008 reductions in force, $1.8 million in higher incentive compensation accruals and targeted marketing expenses and $1.7 million in higher estimates of personal injury claims in prior years.

Manufacturing segment operating expenses increased $39.8 million due to the higher levels of external production and higher costs of steel. Manufacturing gross margin improved by $5.4 million due primarily to increased labor productivity when compared to the prior year’s year-to-date gross margin adjusted for $3.3 million in work-in-process inventory valuation adjustments booked in the prior year third quarter. Gross margin improved $8.7 million on an overall basis. In the nine months ended September 30, 2008 our labor hours per ton of steel processed on the dry cargo barge line improved approximately 20% and on the liquid tank barge line by 16% compared to the prior year, improving our realized margins on these contracts.

The remaining increase in operating expenses resulted from the consolidation from their dates of acquisition of Elliott Bay and Summit, acquired in the fourth quarter 2007 and second quarter 2008, respectively. Costs of goods sold of $17.9 million and selling, general and administrative expenses of $6.6 million of the acquired companies which were not owned in prior years drove 14.8% of the overall increase in operating expenses.

Operating Income.  Operating income declined $7.2 million to $59.6 million. Operating income, as a percent of consolidated revenues declined to 6.6% compared to 8.9% in the first nine months of the prior year. The decline was primarily a result of expenses which increased more than revenues driving the deterioration in the operating ratio in the transportation segment to 92.9% from 89.2%. In the transportation segment, as a percentage of segment revenue, labor and fringe benefits along with material, supplies and other declined to 48.7% of revenue compared to 49.5% in the prior year period due to the leverage created by gross price increases of 23.8%, increasing $37.7 million. This leverage was more than offset by fuel cost inflation which drove a 6.4% increase as a percent of transportation segment revenue increasing $60.4 million. Manufacturing gross margin, before consideration of the rollover of the work-in-process inventory adjustments in the prior year, increased 1.1% or $5.4 million due to improved labor efficiency.

Interest Expense.  Interest expense was $20.2 million, an increase of $7.7 million over the nine months ended September 30, 2007. The increase was due to a higher revolver balance.

Debt Retirement Expense.  Debt retirement expenses of $2.4 million in 2008 were related to the amendment of our credit facility . Total debt retirement expenses declined $21.6 million due to the excess of the expenses related to retirement of our Senior Notes and former credit facility in 2007 over the expenses of the June 2008 amendment of the existing credit facility.

Income Tax Expense.  The effective tax rate on income from continuing operations before income taxes was 37.8% and 36.1% for the nine months ended September 30, 2008 and 2007, respectively. Rates in the current year are the U.S. federal and state statutory rates after considering the deductibility of state income taxes for federal income taxes. Rates in the prior year were lower due to return reconciliation adjustments and the significance of permanent differences to the lower forecasted full year income from continuing operations before income taxes.

Discontinued Operations, Net of Taxes.  Net income from discontinued operations increased due to favorable resolution of contingencies related to the fourth quarter 2006 sale of the Venezuela operations.

Net Income.  Net income increased $3.6 million from the prior year period to $24.3 million due to the reasons noted.

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

Capital expenditures are a significant use of cash in our operations totaling $55.4 million in the nine months ended September 30, 2008. Historically, capital is expended primarily to fund the building of new barges to replace retiring barges, to increase the useful life or enhance the value of towboats and barges and to replace or improve equipment used in manufacturing or other lines of business. We expect 2008 full-year capital expenditures to be approximately $100 to $110 million, including approximately $45 million for construction of new liquid tank barges during the fourth quarter of 2008. Acquisition spending will be incremental to this expectation including the $8.5 million for the acquisition of the remaining ownership interests in Summit during the second quarter 2008. Other capital expenditures are made for vessel and facility improvements and maintenance that extend the useful life or enhance the function of our assets. Sources of funding for these capital expenditures and other investments include cash flow from operations, borrowings under the revolving credit facility and, to a lesser extent, proceeds from barge scrapping activities.

Given the current market dynamics and the cost of capital in today’s market, we continue to evaluate all of our options for refinancing our credit facility with the ultimate goal of developing a capital structure that utilizes our significant asset base and provides the longer-term resources and flexibility needed to reinvest in our fleet and to achieve our broader business goals. We anticipate that we will replace the amended credit facility before its

March 2009 expiration date. On June 26, 2008 the Company filed an unallocated shelf registration statement with the SEC for up to $200 million. The registration statement was filed to enhance the Company’s access to the capital markets prior to the March 2009 maturity of its revolving credit facility. Given the disruption of the credit markets our ability to access the capital markets or refinance the our credit facility on acceptable terms is not assured. At a minimum, the borrowing rate may not be comparable to rates in our current agreement. See “Risk Factors.”

We have received a preliminary independent appraisal of our fleet in connection with our intention to refinance the current credit facility. The value of ACL’s fleet reflected in the preliminary independent appraisal as of August 15, 2008 was in excess of $1 billion.

Our Indebtedness

As of September 30, 2008, we had total indebtedness of $434.2 million. This included $432.7 million drawn under the revolving credit facility, $0.8 million in a hold back note from our acquisition of Elliott Bay Design Group and a similar $0.7 million hold back note from our acquisition of Summit.

The revolving credit facility bears interest at LIBOR plus a margin or at the prime rate plus a margin based on the consolidated leverage ratio as defined in the amended agreement. At September 30, 2008, the margin was 250 basis points above LIBOR and 125 basis points above prime. The June 26, 2008 amendment increased the defined interest rate margins under the facility by 100 basis points from levels in place prior to that amendment. The effective interest rate during the quarter ended September 30, 2008 was 5.31%. The revolving credit facility contains certain covenants including a total leverage ratio, fixed charge coverage ratio and minimum net worth as defined in the facility loan agreement. The revolving credit facility is secured by the tangible and intangible assets of the Company.

The Elliott Bay note bears interest at 5.5% per annum and is payable on or before January 2, 2009. This note was part of the consideration given in the purchase of Elliott Bay. The Summit Contracting note bears interest at 6.0% per annum and is payable on September 30, 2009. Both of these notes may be reduced to cover certain indemnification obligations of the sellers.

As of September 30, 2008, the Company is in compliance with all covenants in its revolving credit facility.

Net Cash, Capital Expenditures and Cash Flow

Net cash provided by operating activities was $75.4 million in the nine months ended September 30, 2008 as compared to net cash provided by operating activities of $58.7 million in the nine months ended September 30, 2007. The increase in cash provided by operations was due primarily to lower negative impact of working capital changes in the current year. The working capital change was primarily due to higher current year incentive accruals relative to the prior year unpaid balance, increased deferred revenue on higher revenue rates, higher fuel and other accruals, improvement in days sales outstanding and improved vendor terms, partially offset by lower income, after adding back the debt retirement expenses to 2007 (as those are considered a financing cash flow), and higher accounts receivable and inventory balances, driven by higher revenues and steel and fuel pricing.

Our cash used in investing activities was $61.3 million in the nine months ended September 30, 2008 and $102.1 million in the nine months ended September 30, 2007. In 2008, the cash used resulted from the acquisition of the remaining equity interests of Summit which we completed April 1, 2008 for $8.5 million and improvements to our boat and barge fleet and our facilities of $55.4 million offset by the proceeds from asset dispositions of $3.5 million. No new barges were added to the fleet in the first nine months of 2008. In 2007, the cash used resulted from investment in the McKinney assets of $15.6 million, the initial investment in preferred units of Summit of $6.2 million and improvements to our boat and barge fleet and our facilities of $82.1 million. These investing outlays were partially offset by proceeds of $4.3 million in 2007 on asset dispositions, primarily barges sold to third parties to be scrapped. Our amended credit agreement will allow us to proceed with adding approximately 24 new liquid tank barges into our fleet in the fourth quarter (some of which will not be completed until first quarter 2009), which will bring us to approximately $100 to $110 million in total capital expenditures for the full year. In addition, for the full year, we plan to scrap approximately 180 dry hopper barges during the year and expect not to renew charters on approximately 70 dry hopper barges. Through September 30, 2008 we had scrapped or sold 160 barges.

Approximately $13.1 million of cash was used in financing activities in 2008. Financing activities provided $40.2 million of cash in 2007. In 2008, we reduced our borrowings under our credit facility by $6.3 million, decreased outstanding checks by $3.9 and paid debt costs of approximately $4.1 million. The impact of the tax benefit of share-based compensation and exercise price of stock options exceeded the purchase cost of treasury shares from “cashless” exercises in the share-based plans by approximately $1.1 million. In 2007, cash provided resulted primarily from borrowings under our credit facility, the excess tax benefit of share-based compensation and the proceeds from exercise of stock options. These were partially offset by the Senior Notes repurchased, the tender premium on those notes, a reduction in outstanding checks and the cash used to repurchase our Common Shares.

CHANGES IN ACCOUNTING STANDARDS

In September 2006 the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The standard defines fair value as the price received to sell an asset or paid to transfer a liability in an orderly transaction between market participants (knowledgeable, independent, able, willing parties) at any measurement date. The standard assumes highest and best use defined from the perspective of a market participant. Transactions costs are excluded from fair value. The standard creates a hierarchy of fair value determination where Level 1 is active market quotes for identical assets, Level 2 is active market quotes for similar assets and Level 3 is for fair value determined through unobservable inputs. Fair value must account for risk (those inherent in the valuation process, risk that an obligation may not be fulfilled) and for any restriction on an asset if a market participant would consider in valuation. This Statement does not eliminate the practicability exceptions to fair value measurements in promulgated pronouncements. The provisions of SFAS 157 became effective for the Company on January 1, 2008. SFAS 157 transition provisions for certain instruments required cumulative-effect adjustments to beginning retained earnings. The Company had no instruments requiring this treatment at January 1, 2008. Therefore, the impact of SFAS 157 on the Company was prospective through earnings or other comprehensive income, as appropriate. Adoption of the fair value measurements made by the Company in the financial statements did not have a material impact on the financial position or results of operations of the Company and is not anticipated to have a significant impact in the future. The Company is adopting the provisions of SFAS No. 157 in two phases. The first phase was effective for financial assets and liabilities in our first quarter of 2008 and the second phase will be effective for non-financial assets and liabilities for fiscal years beginning after November 15, 2008 or our first quarter of fiscal 2009.

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

In December 2007 the FASB issued SFAS No. 141 (revised 2007) “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) applies to all transactions or other events in which an entity obtains control of one or more businesses. It does not apply to formation of a joint venture, acquisition of an asset or a group of assets that does not constitute a business or a combination between entities or businesses under common control. SFAS 141(R) is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2008. Early adoption of SFAS 141(R) is prohibited. SFAS 141(R) retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations. SFAS 141(R) retains the guidance in Statement 141 for identifying and recognizing intangible assets separately from goodwill. SFAS 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement. That constitutes a replacement of Statement 141’s cost-allocation process. SFAS 141(R)

requires acquisition-related costs and restructuring costs that the acquirer expected but was not obligated to incur to be recognized separately from the acquisition. It also requires entities to measure the non-controlling interest in the acquiree at fair value and will result in recognizing the goodwill attributable to the non-controlling interest in addition to that attributable to the acquirer. This Statement requires an acquirer to recognize assets acquired and liabilities assumed arising from contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. The Company will apply the provisions of the standard to future acquisitions of businesses, as required subsequent to January 1, 2009.

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

In May 2008, FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” We do not anticipate that the adoption of SFAS 162 will materially impact the Company.

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

Fuel Price Risk

For the quarter ended September 30, 2008, fuel expenses represented approximately 24.4% of our transportation segment revenue. A one cent per gallon rise in fuel price would increase our annual operating expense by approximately $1.0 million. We partially mitigate our fuel price risk through contract adjustment clauses in our term contracts. Contract adjustments are deferred either one quarter or one month, depending primarily on the age of the term contract. We have been increasing the frequency of contract adjustments to monthly as contracts come up for renewal to further limit our exposure. We also have exposure under forward booked spot contracts and, to the extent that spot rates respond to factors other than the price of fuel, on other spot movements. All of our grain, which was 25% of our total transportation segment revenue for the full year in 2007, and some of our bulk and coal move under spot contracts. In periods of rapidly rising fuel prices we are also exposed to pass-through impacts of higher fuel prices on purchased outside towing, fleeting and shifting costs from third parties engaged in those activities on the Inland Waterways. Since fuel price fluctuations are only reflected in our contract and spot prices retrospectively, significant fluctuations in either direction can increase volatility of our margin and earnings. From time to time ACL has utilized derivative instruments to manage the cash flow volatility resulting from increases in fuel prices. Since December, 2007 we have been actively engaged in hedging a portion of our spot move fuel price exposure. At September 30, 2008 we had entered fuel price swaps which remain open for approximately 8 million gallons maturing for usage through November, 2009. We may increase the number of gallons currently hedged. See also Note 9 to the unaudited condensed consolidated financial statements.

Interest Rate and Other Risks

At September 30, 2008, we had $432.7 million of floating rate debt outstanding, which represented the outstanding balance of the credit facility. If interest rates on our floating rate debt increase significantly, our cash flows could be reduced, which could have an unfavorable effect on our business, financial condition and results of operations. A 100 basis point increase in interest rates would increase our cash interest expense by approximately $4.3 million annually. The Company has not hedged its exposure to interest rate risk at September 30, 2008, but may consider such hedges in the future. At September 30, 2008 the Company also had a 5.5% fixed rate $0.8 million term note due January, 2009 and a 6.0% fixed rate $0.7 million term note due September 30, 2009.

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

Collision Incident, Mile Marker 97 of the Mississippi River.  The Company has been notified that it has been named as a defendant in the following class action lawsuits, filed in the United States District Court for the Eastern District of Louisiana (collectively the “Class Action Lawsuits”) against it and ACLLLC: Austin Sicard et al on behalf of themselves and others similarly situated vs. Laurin Maritime (America) Inc., Whitefin Shipping Co. Limited, D.R.D. Towing Company, LLC, American Commercial Lines, Inc. and the New Orleans-Baton Rouge Steamship Pilots Association, Case No. 08-4012, filed on July 24, 2008; Stephen Marshall Gabarick and Bernard Attridge, on behalf of themselves and others similarly situated vs. Laurin Maritime (America) Inc., Whitefin Shipping Co. Limited, D.R.D. Towing Company, LLC, American Commercial Lines, Inc. and the New Orleans-Baton Rouge Steamship Pilots Association, Case No. 08-4007, filed on July 24, 2008; George C. McGee, and Sherral Irvin, and all others similarly situated vs. Laurin Maritime (America) Inc., Whitefin Shipping Co., Ltd., DRD Towing Co, LLC, American Commercial Lines, LLC and New Orleans Baton Rouge Steamship Pilots Association, Case No. 08-4025, filed on July 25, 2008; Bernadette Glover, on behalf of herself and all others similarly situated vs. Laurin Maritime (America) Inc., Whitefin Shipping Co. Limited, DRD Towing Company, LLC, and American Commercial Lines, Inc., Case No. 08-4031, filed on July 25, 2008; James Roussell, Daniel Hingle, and Prince Seals on behalf of themselves and all others similarly situated vs. Laurin Maritime (America) Inc., Whitefin Shipping Co. Limited, D.R.D. Towing Company, LLC, American Commercial Lines, Inc. and the New Orleans-Baton Rouge Steamship Pilots Association, Case No. 08-4058, filed on July 29, 2008; James Joseph, on behalf of himself and all others similarly situated vs. Laurin Maritime (America) Inc., Whitefin Shipping Co. Limited, D.R.D. Towing Company, LLC, American Commercial Lines, Inc. and the New Orleans-Baton Rouge Steamship Pilots Association, Case No. 08-4059, filed on July 29, 2008; Jefferson Magee and Acy J. Cooper, Jr. vs.

American Commercial Lines, Inc., DRD Towing Co., LLC, M/V Mel Oliver in rem, M/V Tintomara in rem, Whitefin Shipping Co. Ltd. and Laurin Maritime AB, Case No. 08-4055, filed on July 29, 2008; Vincent Grillo and Anthony Buffinet vs. American Commercial Lines, Inc., DRD Towing Co., LLC, M/V Mel Oliver in rem, M/V Tintomara in rem, Whitefin Shipping Co. Ltd. and Laurin Maritime AB, Case No. 08-4060, filed on July 29, 2008; and Donetta Cheramie vs. American Commercial Lines, Inc., D.R.D. Towing Company, LLC, M/V Mel Oliver in rem, M/V Tintomara in rem, Whitefin Shipping Co. Ltd. And Laurin Maritime AB, Case No. 08-4317, filed on August 29, 2008; Tri Native Contractors, Inc., Russell Easley d/b/a K and R Pipeline Services and Brandon Cavallier v. American Commercial Lines, Inc., DRD Towing Co. LLC, M/V Mel Oliver in rem, M/V Tintomara in rem, Whitefin Shipping Co. Ltd., and Laurin Maritime AB, Case No. 08-4505, filed on September 30, 2008.

The claims in the Class Action Lawsuits stem from the incident on July 23, 2008, involving one of ACLLLC’s tank barges that was being towed by DRD Towing, an independent towing contractor. The tank barge was involved in a collision with the motor vessel Tintomara, operated by Laurin Maritime, at Mile Marker 97 of the Mississippi River in the New Orleans area. The tank barge was carrying approximately 9,900 barrels of #6 oil of which approximately two-thirds was released. The tank barge was damaged in the collision and partially sunk. There was no damage to the towboat. The Tintomara incurred minor damage. The actions include various allegations of adverse health and psychological damages, disruption of business operations, destruction and loss of use of natural resources, and seek unspecified economic and compensatory damages for claims of negligence, strict liability, trespass, nuisance, and claims under Oil Pollution Act of 1990 (“OPA 90”). The Company has also received numerous claims for property damage and various economic damages. The Company expects that additional lawsuits may be filed and claims submitted.

ACLLLC has filed two actions in the United States District Court for the Eastern District of Louisiana seeking exoneration from or limitation of liability relating to the foregoing incident as provided for in Rule F of the Supplemental Rules for Certain Admiralty and Maritime Claims and in 46 U.S.C. sections 30501, 30505 and 30511. The consolidated action requires all claimants to file their answer and claim in this action by December 1, 2008. All such claims are stayed and all other claims enjoined. We intend to defend vigorously against the plaintiffs’ claims. There is a separate process for making a claim under OPA 90. We are processing claims properly presented, documented and recoverable. Claims under OPA 90 are not included in such action.

ACLLLC received a letter from the USCG designating it as the responsible party as the owner of the source of the discharge, barge DM932, and stating that ACLLLC may be liable for removal costs and damages under OPA 90 and imposing on ACLLLC an obligation to advertise the claims process by which persons who have claims may submit claims to ACLLLC. The Company responded to the letter and denied responsibility, but stated that the Company will continue to be involved in the cleanup efforts and will publish notices as required under OPA 90. The USCG and the National Transportation Safety Board are investigating the cause of the action. According to a letter sent to the Company by the USCG dated August 1, 2008, ACLLLC and the Mel Oliver, the boat operated by DRD Towing and owned by ACLLLC, among others, have been named as parties of interest in the investigation. The Company participated in the USCG investigation of the matter and participated in the hearings which have concluded. The Company also testied before the Subcommittee on Coast Guard and Maritime Transportation of the U.S. House of Representatives Committee on Transportation and Infrastructure. The hearing addressed the oil spill and safety on the Inland Waterways System. The Company has made demand on DRD Towing for cleanup, defense and indemnification. However, there is no assurance that DRD Towing or any other party that may be found responsible for the accident will have the insurance or financial resources available to provide such defense and indemnification. The Company has various insurance policies covering pollution, property, marine and general liability. While the Company believes it has satisfactory insurance coverage, when combined with other legal remedies, for the cost of cleanup operations as well as other potential liabilities arising from the incident, there can be no assurance that the actual costs will not exceed the amount of available insurance or that the insurance companies will continue to fund the expenses of cleanup and defense. The Company paid $850,000 in retention amounts under our insurance policies in the third quarter of 2008. If our insurance companies refuse to continue to fund the cleanup or other liabilities associated with the claims, the Company may have to pay such expenses and seek reimbursement from the insurance companies.

Given the preliminary stage of the litigation, the Company is unable to determine the amount of loss, if any, the Company will incur and the impact, if any, the incident and related litigation will have on the financial condition or results of operations of the Company.

Barge Cleaning Facilities, Port Arthur, Texas.  ACLLLC received notices from the U.S. EPA in 1999 and 2004 that it is a PRP at the State Marine of Port Arthur and the Palmer Barge Line Superfund Sites in Port Arthur, Texas with respect to waste from barge cleaning at the two sites in the early 1980s. With regard to the Palmer Barge Line Superfund Site, we have entered into an agreement in principle with the PRP group for all PRP cleanup costs and reserved $30,000 to cover this obligation. The Company has, along with other members of the PRP group, recently received an additional demand from the EPA for past costs associated with this site. We currently do not expect any significant additional funding to be paid by the Company and have not increased amounts previously reserved relative to this site.

Bulk Terminals Site, Louisville, Kentucky.  Jeffboat was contacted in December 2007 by the Kentucky Environmental and Public Protection Cabinet (“Cabinet”) requesting information related to Jeffboat’s participation at the Bulk Terminals Site, Louisville, Kentucky (“Site”), a liquid waste disposal facility. Jeffboat sent limited liquid waste to the Site during a period in the 1970s. The Cabinet is pursuing assessment and remedy as to groundwater contamination at the Site. A PRP group is in the process of forming regarding this groundwater issue and Jeffboat intends to participate in this PRP group in cooperation with the Cabinet. At this time, costs of participation, assessment and remedy are unknown. A reserve has been established of $50,000.

Pulvair Site Group, Tennessee.  In October 2008, the Company received a letter from the Pulvair Site Group, a group of potentially responsible parties (“PRP Group”) who are working with the State of Tennessee (the “State”) to remediate a contaminated property in Tennessee called the Pulvair Site. The PRP Group has alleged that Jeffboat shipped materials, including zinc, to the site which were released into the environment. The State had begun administrative proceedings against the members of the PRP group with respect to the cleanup of the Pulvair site and the group has begun to undertake cleanup. The PRP Group is seeking a settlement of approximately $29,000 from the Company for its share to remediate the site contamination. The Company is considering the offer for settlement.

SEC Inquiry

The Company reported to and discussed with the SEC circumstances surrounding an e-mail sent by the Company’s former Senior Vice President and Chief Financial Officer on June 16, 2007 and the Company’s filing of a Form 8-K on June 18, 2007. On February 20, 2008, the SEC requested certain documents and other information from the Company in connection with these events. The Company is continuing to cooperate fully with the SEC. The Company does not believe that any inquiry by the SEC into these events will have a material impact on the Company. However, there can be no assurance that the SEC will not take any action against the Company or any of its current or former employees.

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

RISKS RELATED TO OUR INDUSTRY

The global economic crisis which began in the third quarter of 2008 may have detrimental impacts on our business.

During the third quarter 2008 a global economic crisis period in the credit markets began which has started to impact the equity markets and may produce a prolonged global recession. Although we cannot predict the extent, timing and full ramifications of the crisis, we believe that, at a minimum, the following risks have been heightened.

•	Credit availability to the Company — Continued illiquidity in the credit markets may prevent us from being able to achieve the refinancing of our credit facility by its maturity date at the end of March 2009. If we are unable to obtain financing, we may not be able to repay our credit facility prior to its expiration and we would not have access to the capital necessary to continue normal operations. If the Company is successful in obtaining financing, the cost of capital may be significantly higher than the current facility.

•	Credit availability to our customers — We believe that many of our customers, particularly customers of our manufacturing segment, rely on liquidity from operative global credit markets. If the markets remain illiquid, demand for our products and services may be constricted and we may not be able to collect on outstanding invoices.

•	Potential recession impacts — Global demand for many of the products that are currently shipped by barge may be significantly diminished by a prolonged recession. Such loss of demand could severely impact our revenues, costs and financial condition.

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

Our industry has previously suffered from an oversupply of barges relative to demand for barging services. Such oversupply may recur due to a variety of factors, including a drop in demand, overbuilding, delay in scrapping or extending useful lives through refurbishing of barges approaching the end of their useful economic lives. Calendar years 2006 and 2007 were the first in eight years that more barges were built than scrapped. We believe that approximately 25% of the industry’s existing dry cargo barge fleet will need to be retired or refurbished due to age over the next four to eight years. If retirement occurs, we believe that barge capacity will continue to be constrained. However, if an oversupply of barges were to occur, it could take several years before supply growth matches demand due to the variable nature of the barging industry and the freight transportation industry in general, and the relatively long life of marine equipment. Such oversupply could lead to reductions in the freight rates that we are able to charge.

Yields from North American and worldwide grain harvests could materially affect demand for our barging services.

Demand for dry cargo barging in North America is significantly affected by the volume of grain exports flowing through ports on the Gulf of Mexico. The volume of grain exports can vary due to, among other things, crop harvest yield levels in the United States and abroad. Overseas grain shortages increase demand for U.S. grain, while worldwide over-production decreases demand for U.S. grain. Other factors, such as domestic ethanol demand, overseas market acceptance of genetically altered products and exchange rates may also affect demand for U.S. grain. Fluctuations in demand for U.S. grain exports can lead to temporary barge oversupply, which in turn can lead to reduced freight rates. We cannot assure that historical levels of U.S. grain exports will continue in the future.

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

Volatile steel prices may lead to a reduction in or delay of demand for new barge construction.

Almost all of the contracts for Jeffboat production contain steel price adjustments. Although the price of steel has recently declined from peak levels, the price has been volatile in 2008 and has increased significantly over prices of the past several years. Due to steel price adjustments in the contracts, the total price incurred by our customers for new barge construction has also varied and generally increased. Some customers may elect not to build new barges or may delay the building of barges, resulting in a decrease in demand for new barge construction.

Higher fuel prices, if not recouped from our customers, could dramatically increase operating expenses and adversely affect profitability.

For the years ended December 31, 2007 and 2006, fuel expenses represented 20.9% and 19.9% of transportation revenues, respectively. For the quarters ended September 30, 2008 and 2007, fuel expenses represented 24.4% and 20.4% of transportation revenues, respectively. Fuel prices are subject to fluctuation as a result of domestic and international events. Generally, our term contracts contain provisions that allow us to pass through (usually on a one month or one quarter delay) a significant portion of any fuel expense increase to our customers, thereby reducing, but not eliminating, our fuel price risk. Fuel price is a key, but not the only variable in spot market pricing. Therefore, fuel price and the timing of contractual rate adjustments can be a significant source of quarter-over-quarter and year-over-year volatility, particularly in periods of rapidly changing fuel prices. Negotiated spot rates may not fully recover fuel price increases. From time to time we hedge the expected cash flows from anticipated purchases of unprotected gallons through fuel price swaps. We choose how much fuel to hedge depending on the circumstances. However, we may not effectively control our fuel price risk and may incur fuel costs higher than the spot market price.

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

Our barging operations are affected by weather and river conditions. Varying weather patterns can affect river levels, contribute to fog delays and cause ice to form in certain river areas of the United States. For example, the Upper Mississippi River closes annually from approximately mid-December to mid-March, and ice conditions can hamper navigation on the upper reaches of the Illinois River during the winter months. During hurricane season in the summer and early fall, we may be subject to revenue loss, business interruptions and equipment and facilities damage, particularly in the Gulf region. In addition, adverse river conditions can result in lock closures as well as affect towboat speed, tow size and loading drafts and can delay barge movements. Terminals may also experience operational interruptions as a result of weather or river conditions. During the first nine months of 2008 the number of idle barge days due to high water conditions, primarily on the Illinois and Arkansas rivers, and to the impacts of the two hurricanes which hit the Gulf Coast were up more than one and one-half times over the prior year, to over 38,000 idle barge days.

Adverse weather conditions may also affect the volume of grain produced and harvested. In the event of a diminished harvest, the demand for barging services will likely decrease.

Jeffboat’s waterfront facility is subject to occasional flooding. Jeffboat’s manufacturing operation, much of which is conducted outdoors, is also subject to weather conditions. As a result, these operations are subject to production schedule delays or added costs to maintain production schedules caused by weather. During the first nine months of 2008 the number of lost production days due to weather conditions was up by 50% over the prior year levels, though less days were lost in the third quarter than in the prior year.

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

The barging industry is subject to various laws and regulations, including international treaties, conventions, national, state and local laws and regulations and the laws and regulations of the flag nations of vessels, all of which are subject to amendment or changes in interpretation. In addition, various governmental and quasi-governmental agencies require barge operators to obtain and maintain permits, licenses and certificates respecting their operations. Any significant changes in laws or regulations affecting the inland barge industry, or in the interpretation thereof, could cause us to incur significant expenses. Enacted regulations call for increased inspection of towboats. The USCG has been instructed in recent Congressional hearings to complete interpretation of the new regulations. These interpretations could result in boat delay and significantly increased maintenance and upgrade costs for our boat fleet. Furthermore, failure to comply with current or future laws and regulations may result in the imposition of fines and/or restrictions or prohibitions on our ability to operate.

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

The Jones Act requires that, to be eligible to operate a vessel transporting non-proprietary cargo on the Inland Waterways, the company that owns the vessel must be at least 75% owned by U.S. citizens at each tier of its ownership. The Jones Act therefore restricts, directly or indirectly, foreign ownership interests in the entities that directly or indirectly own the vessels which we operate on the Inland Waterways. If we at any point cease to be 75% owned by U.S. citizens, we may become subject to penalties and risk forfeiture of our Inland Waterways operations. As of September 30, 2008, we believe that we are in compliance with the ownership requirements.

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

Our operations are capital intensive and require significant capital investment. We intend to fund substantially all of our needs to operate the business and make capital expenditures, including adequate investment in our aging boat and barge fleet, through operating cash flows and borrowings. Capital may not be continuously available to us and may not be available on commercially reasonable terms. We may need more capital than may be available under the revolving credit facility or successor facilities and therefore we would be required either to (a) seek to increase the availability under the revolving credit facility or (b) obtain other sources of financing. If we incur additional indebtedness, the risk that our future cash flow and capital resources may not be sufficient for payments of interest on and principal of our substantial indebtedness would increase. We may not be able to increase the availability under the revolving credit facility or to obtain other sources of financing on commercially reasonable terms, or at all. If we are unable to obtain additional capital, we may be required to curtail our capital expenditures and we may not be able to invest in our aging barge fleet and to meet our obligations, including our obligations to pay the principal and interest under our indebtedness.

We anticipate that we will replace the amended credit facility before its March 2009 expiration date and are reviewing alternatives including an asset based loan. On June 26, 2008 the Company filed a $200,000 unallocated shelf registration statement with the SEC. The registration was made to provide access to the capital markets prior to the March 2009 maturity of its revolving credit facility. There can be no assurance that we will be able to complete our refinancing by the maturity date on commercially acceptable terms.

Our substantial borrowings are currently all tied to floating interest rates which may expose us to higher interest payments should LIBOR or the prime rate increase substantially.

At September 30, 2008, we had $432.7 million of floating rate debt outstanding, which represented the outstanding balance of the revolving credit facility. Each 100 basis point increase in interest rates, at our existing debt level, would increase our cash interest expense by approximately $4.3 million annually.

Our aging fleet of dry cargo barges may lead to increased costs and disruptions in our operations.

The average life expectancy of a dry cargo barge is 25 to 30 years. We anticipate that without further investment and repairs by the end of 2010 approximately half of our current dry cargo barges will have reached the end of their economic useful lives. Once barges begin to reach 25 years of age the cost to maintain and operate them may be so high that it is more economical for the barges to be scrapped, particularly with the current high market demand and price for scrap steel. If such barges are not scrapped, additional operating costs to repair and maintain them would likely reduce cash flows and earnings. If such barges are scrapped and not replaced, revenue, earnings and cash flows may decline. Though we anticipate future capital investment in dry cargo barges, we may choose not to replace all barges that we may scrap with new barges based on uncertainties related to financing, timing and shipyard availability. If such barges are replaced, significant capital outlays would be required. We may not be able to generate sufficient sources of liquidity to fund necessary replacement capital needs. If the number of barges declines over time, our ability to maintain our hauling capacity will be decreased unless we can improve the utilization of the fleet. If these improvements in utilization are not achieved, revenue, earnings and cash flow could decline.

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

In 2008, ten class action complaints were filed and are pending in the United States District Court for the Eastern District of Louisiana relating to a collision on July 23, 2008, involving one of ACLLLC’s tank barges that was being towed by DRD Towing Company, L.L.C., of Harvey, LA, an independent towing contractor (“DRD Towing”), and the motor vessel Tintomara, operated by Laurin Maritime, at Mile Marker 97 of the Mississippi River in the New Orleans area. (See “Legal Proceedings.”)

ACLLLC has filed two actions in the United States District Court for the Eastern District of Louisiana seeking exoneration from or limitation of liability and requiring all claimants to file their answer in this action by December 1, 2008. All other lawsuits filed against ACLLLC are stayed and any additional claims are enjoined. Claims under OPA 90 are not included in such action.

While we believe that both DRD Towing and Laurin Maritime have insurance coverage, we do not have any indication as to the extent which such insurance will be available to the Company. We have received a letter from the USCG which designated ACLLLC as the owner of the barge DM932 and stated that ACLLLC may be liable for the removal costs and damages under OPA 90 and imposed on ACLLLC an obligation to advertise the claims process by which persons who have claims may submit claims to ACLLLC.

We responded to the letter and denied responsibility, but stated that the Company will continue to be involved in the cleanup efforts and will publish notices as specified under OPA 90. We have made demand on DRD Towing for cleanup, defense and indemnification. However, there is no assurance that DRD Towing or any other party that may be found responsible for the accident will have the insurance or financial resources available to provide such defense and indemnification. We have various insurance policies covering pollution, property, marine and general liability. However, there can be no assurance that our insurance coverage will be adequate. See “Our Insurance May Not Be Adequate to Cover Our Losses”

We cannot predict the outcome of this litigation which may result in the imposition of significant liability.

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

Interruption or failure of our information technology and communications systems, or compliance with requirements related to controls over our information technology protocols, could impair our ability to effectively provide our services or increase our information technology costs and could damage our reputation.

Our services rely heavily on the continuing operation of our information technology and communications systems, particularly our Integrated Barge Information System (“IBIS”). We have experienced brief systems failures in the past and may experience brief or substantial failures in the future. Some of our systems are not fully redundant, and our disaster recovery planning does not account for all eventualities. The occurrence of a natural disaster, or other unanticipated problems at our facility at which we maintain and operate our systems could result in lengthy interruptions or delays in our services and damage our reputation with our customers.

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

As of September 30, 2008, approximately 1,245 employees were represented by unions. Most of these unionized employees (approximately 1,223 individuals) are represented by General Drivers, Warehousemen and Helpers, Local Union No. 89, affiliated with the International Brotherhood of Teamsters, Chauffeurs, Warehousemen and Helpers of America (“Teamsters”), at our Jeffboat shipyard facility under a three-year collective bargaining agreement that expires in April 2010. Our remaining unionized employees (approximately 22 positions) are represented by the International Union of United Mine Workers of America, District 12 — Local 2452 at ACL Transportation Services LLC in St. Louis, Missouri under a collective bargaining agreement that expired in November 2007. On July 16, 2008 we reached a new three year agreement with these employees. Although we believe that our relations with our employees and with the recognized labor unions are generally good, we cannot assure that we will not be subject to work stoppages or other labor disruption in the future.

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

As of September 30, 2008, we were involved in the several matters relating to the investigation or remediation of locations where hazardous materials have or might have been released or where we or our vendors have arranged for the disposal of wastes. These matters include situations in which we have been named or are believed to be a potentially responsible party under applicable federal and state laws. As of September 30, 2008, we had approximately $80,000 in reserves for these environmental matters excluding the recent barge incident.

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

The Company’s American Commercial Lines Inc. 2008 Omnibus Incentive Plan (and prior equity award plans) permits the netting of common stock upon vesting of restricted stock awards to satisfy individual tax withholding requirements. During the quarter ended September 30, 2008, the Company redeemed such shares as presented in the table below.

			Total Number of	Maximum Number (or
			Shares (or Units)	Approximate Dollar
			Purchased as	Value) of Shares
	Total Number of	Average Price Paid	Part of Publicly	(or Units) That May Yet Be
	Shares (or Units)	per Share	Announced Plans	Purchased Under the
Period	Purchased(1)	(or Unit)(2)	or Programs	Plans or Programs

July 1 to 31, 2008	805	$11.45	N/A	N/A
August 1 to 31, 2008	—	—	N/A	N/A
September 1 to 30, 2008	3,092	$11.00	N/A	N/A

Total	3,897	$11.09	N/A	N/A

(1)	Shares redeemed to satisfy employee tax requirements.

(2)	Reflects the weighted average fair market value per share redeemed.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS.

Exhibit
No.		Description

31	.1*	Certification by Michael P. Ryan, Chief Executive Officer, required by Rule 13a- 14(a) of the Securities Exchange Act of 1934.
31	.2*	Certification by Thomas R. Pilholski, Senior Vice President and Chief Financial Officer, required by Rule 13a-14(a) of the Securities Exchange Act of 1934.
32	.1*	Certification by Michael P. Ryan, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.
32	.2*	Certification by Thomas R. Pilholski, Senior Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.

*	Filed herein.

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
Thomas R. Pilholski
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: November 7, 2008

INDEX TO EXHIBITS

Exhibit
No.		Description

31	.1*	Certification by Michael P. Ryan, Chief Executive Officer, required by Rule 13a- 14(a) of the Securities Exchange Act of 1934.
31	.2*	Certification by Thomas R. Pilholski, Senior Vice President and Chief Financial Officer, required by Rule 13a-14(a) of the Securities Exchange Act of 1934.
32	.1*	Certification by Michael P. Ryan, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.
32	.2*	Certification by Thomas R. Pilholski, Senior Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.

*	Filed herein.