Form 10-K
period 2008-12-31
AMERICAN COMMERCIAL LINES INC.
filed 2009-03-11
CIK 1324479

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1933
For the fiscal year ended December 31, 2008
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Aggregate market value of common stock held by non-affiliates at June 30, 2008 $412,273,108

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 24, 2009

Common Stock, $.01 par value per share	50,840,090 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated

Proxy Statement for the Annual Meeting of Stockholders to be held in 2009	Part III

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

•	The global economic crisis which began in 2008 is likely to have detrimental impacts on our business.

•	Freight transportation rates for the Inland Waterways fluctuate from time to time and may decrease.

•	An oversupply of barging capacity may lead to reductions in freight rates.

•	Yields from North American and worldwide grain harvests could materially affect demand for our barging services.

•	Diminishing demand for new barge construction may lead to a reduction in sales volume and prices for new barges.

•	Volatile steel prices may lead to a reduction in or delay of demand for new barge construction

•	Higher fuel prices, if not recouped from our customers, could dramatically increase operating expenses and adversely affect profitability.

•	Our operating margins are impacted by certain low margin “legacy” contracts and by spot rate market volatility for grain volume and pricing.

•	We are subject to adverse weather and river conditions, including marine accidents.

•	Seasonal fluctuations in industry demand could adversely affect our operating results, cash flow and working capital requirements.

•	The aging infrastructure on the Inland Waterways may lead to increased costs and disruptions in our operations.

•	The inland barge transportation industry is highly competitive; increased competition could adversely affect us.

•	Global trade agreements, tariffs and subsidies could decrease the demand for imported and exported goods, adversely affecting the flow of import and export tonnage through the Port of New Orleans and the demand for barging services.

•	Our failure to comply with government regulations affecting the barging industry, or changes in these regulations, may cause us to incur significant expenses or affect our ability to operate.

•	Our maritime operations expose us to numerous legal and regulatory requirements, and violation of these regulations could result in criminal liability against us or our officers.

•	The Jones Act restricts foreign ownership of our stock, and the repeal, suspension or substantial amendment of the Jones Act could increase competition on the Inland Waterways and have a material adverse effect on our business.

•	Our cash flows and borrowing facilities may not be adequate for our additional capital needs and, if we incur additional borrowings, our future cash flow and capital resources may not be sufficient for payments of interest and principal of our substantial indebtedness.

•	Our substantial borrowings are currently all tied to floating interest rates which may expose us to higher interest payments should LIBOR or the prime rate increase substantially.

•	We face the risk of breaching financial covenants in our credit agreement.

•	Our aging fleet of dry cargo barges may lead to increased costs and disruptions in our operations.

•	The loss of one or more key customers, or material nonpayment or nonperformance by one or more of our key customers, could cause a significant loss of revenue and may adversely affect profitability.

•	We are named as a defendant in class action lawsuits and we are in receipt of other claims and we cannot predict the outcome of such litigation which may result in the imposition of significant liability to the Company.

•	We are facing significant litigation which may divert management attention and resources from our business.

•	Our insurance may not be adequate to cover our losses.

•	We may not ultimately be able to drive efficiency to the level to achieve our current forecast of tonnage without investing additional capital or incurring additional costs.

•	A major accident or casualty loss at any of our facilities could significantly reduce production.

•	Interruption or failure of our information technology and communications systems, or compliance with requirements related to controls over our information technology protocols, could impair our ability to effectively provide our services or increase our information technology costs and could damage our reputation.

•	Our transportation division employees are covered by federal maritime laws that may subject us to job-related claims in addition to those provided by state laws.

•	We have experienced work stoppages by union employees in the past, and future work stoppages may disrupt our services and adversely affect our operations.

•	The loss of key personnel, including highly skilled and licensed vessel personnel, could adversely affect our business.

•	Failure to comply with environmental, health and safety regulations could result in substantial penalties and changes to our operations.

•	We are subject to, and may in the future be subject to disputes, or legal or other proceedings that could involve significant expenditures by us.

See Item 1A “Risk Factors” of this annual report on Form 10-K for a more detailed discussion of the foregoing and certain other factors that could cause actual results to differ materially from those reflected in such forward-looking statements and that should be considered in evaluating our outlook.

PART I

ITEM 1.  THE BUSINESS

The Company

American Commercial Lines Inc. (“ACL” or the “Company”), a Delaware corporation, is one of the largest and most diversified inland marine transportation and service companies in the United States. ACL provides barge transportation and related services under the provisions of the Jones Act and manufactures barges, and other vessels, including ocean-going liquid tank barges. ACL also provides certain naval architectural services and environmental and civil construction services to its customers.

Our principal executive offices are located at 1701 East Market Street in Jeffersonville, Indiana. Our mailing address is P.O. Box 610, Jeffersonville, Indiana 47130.

Information Available on our Website

Our website address is www.aclines.com. All of our filings with the Securities and Exchange Commission, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports and our recent registration statements can be accessed free of charge through the Investor Relations link on the website.

In addition, the following information is also available on the website.

Committee Charters:

•	Audit Committee

•	Compensation Committee

•	Nominating and Governance Committee

Governance Documents:

•	Code of Ethics

•	Corporate Governance Guidelines

•	Director Stock Ownership Guidelines

•	Majority Voting Policy

•	Related Party Transaction Policy

Operating Segments

We currently operate in two primary business segments, transportation and manufacturing. We are the third largest provider of dry cargo barge transportation and second largest provider of liquid cargo barge transportation on the United States Inland Waterways consisting of the Mississippi River System, its connecting waterways and the Gulf Intracoastal Waterway (the “Inland Waterways”), accounting for 13.5% of the total inland dry cargo barge fleet and 12.9% of the total inland liquid cargo barge fleet as of December 31, 2007 according to Informa Economics, Inc., a private forecasting service (“Informa”). We do not believe that these percentages have varied significantly during 2008, but competitive surveys are normally not available until March of each year. Our manufacturing segment is the second largest manufacturer of dry cargo and tank barges in the United States according to Criton Corporation, publisher of River Transport News (“Criton”). Comparative financial information regarding our transportation, manufacturing and other business segments is included in both the notes to our consolidated financial statements and in Management’s Discussion and Analysis of Financial Conditions and Results of Operations. This financial information includes for each segment, as defined by generally accepted accounting principles, revenues from external customers, a measure of profit or loss and total assets for each of the last five fiscal years.

During 2006, in separate transactions, we sold our interests in our Venezuelan operations and the assets of our Dominican Republic operations, both for net gains. In 2008 we had no remaining continuing operations outside of the United States. The disposed international operations contributed 2.3% and 6.1%, respectively, of our combined revenues and consolidated net income in 2006. Collectively, these operations are treated as discontinued in all income statements presented herein and, unless expressly stated, are excluded from the discussion, analyses and comparisons, herein.

During the fourth quarter of 2007, ACL acquired a naval architecture and marine engineering firm, Elliott Bay Design Group LLC, which will continue to provide architecture, engineering and production support to its many customers in the commercial marine industry, while providing ACL with expertise in support of its transportation and manufacturing businesses. During the second quarter of 2008, we acquired the remaining ownership interests of Summit Contracting, LLC (“Summit”). We had previously made an investment equal to 30% ownership in this entity in May 2007. Summit provides environmental and civil construction services to a variety of customers. These acquisitions, individually and in combination, are not significant to the other operating segments of ACL and are grouped herein and collectively referred to as All Other Segments.

For the year ended December 31, 2008, we generated revenue of $1.2 billion and net income of $48.0 million. We generated EBITDA of $156.6 million (See “Selected Consolidated Financial Data” for the definition of EBITDA and a reconciliation of net income to EBITDA).

2008 Revenue by Source and Commodity

Our transportation segment’s revenues in 2008 were $897.3 million or 75% of consolidated revenue. In 2008, our transportation segment transported approximately 35.4 billion ton-miles of cargo under affreightment contracts and an additional 4.1 billion ton-miles under towing and day rate contracts for a total of 39.5 billion ton-miles. This was a decrease of 4.1 billion ton-miles or 9.5% compared to 2007. The decreased ton-miles were produced with an average fleet that was 6.2% smaller than the prior year. We believe that ton-miles, which are computed by the extension of tons by the number of miles transported, are the best available volume measurement for the transportation business and are a key part of how we measure our performance.

Our operations are tailored to service a wide variety of shippers and freight types. As of December 31, 2008, the 2,645 barges in our fleet included 1,873 covered dry cargo barges, 381 open dry cargo barges and 391 liquid tank barges. We provide additional value-added services to our customers, including third-party logistics through our BargeLink LLC joint venture. Our operations incorporate advanced fleet management practices and information technology systems which allow us to effectively manage our fleet. Our barging operations are complemented by our marine repair, maintenance and port services (e.g. fleeting, shifting, repairing and cleaning of barges and towboats) located strategically throughout the Inland Waterways.

Our freight contracts are typically matched to the individual requirements of the shipper depending on the shipper’s need for capacity, specialized equipment, timing and geographic coverage. Primarily as a result of the supply and demand imbalance for barge capacity, average freight rates for commodities moved under term contracts have increased significantly during the past five years. Due to the expected continued retirement of aged barge capacity during the next several years, we anticipate that term contract renewals will be flat to slightly positive during the same period, although we can make no assurance that this will occur. Spot rates obtained over the past five years, primarily for grain and to a lesser extent coal shipment, though generally higher as well, have been and are expected to continue to be more volatile within and across years. This volatility is based not only on the supply and demand for barges but additionally weather, crop size, export demand, ocean port freight differentials and producer market timing.

Our dry cargo barges transport a variety of bulk and non-bulk commodities. In 2008, bulk commodities were our largest class of dry cargo transported, accounting for 23.5% of our transportation revenue, followed by grain, coal and steel. The bulk commodities classification contains a variety of cargo segments including salt, alumina, fertilizers, cement, ferro alloys, ore and gypsum.

We also transport chemicals, petroleum, ethanol, edible oils and other liquid commodities with our fleet of tank barges, accounting for approximately 28.9% of our 2008 transportation revenue.

Jeffboat, our manufacturing segment, generated more than 21% or $254.8 million of our consolidated revenue in 2008. Located in Jeffersonville, Indiana, Our manufacturing segment consists of a large inland single-site shipyard and repair facility, occupying approximately 68 acres of land and approximately 5,600 feet of frontage on the Ohio River, which we believe to be the largest inland shipyard in the United States. The manufacturing segment designs and manufactures barges and other vessels for inland river service for third-party customers and our transportation business. It also manufactures equipment for coastal and offshore markets and has long employed advanced inland marine technology. In addition, it also provides complete dry-docking capabilities and full machine shop facilities for repair and storage of towboat propellers, rudders and shafts. The segment also offers technically advanced marine design and manufacturing capabilities for both inland and ocean service vessels. The manufacturing segment utilizes sophisticated computer-aided design and manufacturing systems to develop, calculate and analyze all manufacturing and repair plans.

Historically, our transportation business has been one of the manufacturing segment’s most significant customers. We believe the synergy created by our transportation operations and our manufacturing and repair capabilities is a competitive advantage. Our vertical integration allows us to source barges at cost and permits optimization of manufacturing schedules and asset utilization between internal requirements and sales to third-party customers. Additionally, manufacturing segment engineers have the opportunity to collaborate both with our barge operations and with our naval architects on innovations that enhance towboat performance and barge life.

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

In 2008, our largest ten customers accounted for approximately 27% of our revenue with no individual customer exceeding 10%. We have many long-standing customer relationships, including Cargill, Inc., North American Salt Company, the David J. Joseph Company, Consolidated Grain and Barge Company, Bunge North America, Inc., United States Steel Corporation, Nucor Steel, Alcoa, Inc., Lyondell Chemical Company, Shell Chemical Company, Koch Industries, DuPont and Nova Chemicals, Inc. We also have a long-standing contractual relationship, extended during the emergence from bankruptcy of our predecessor company in 2005, until 2015, with Louisiana Generating LLC, a subsidiary of NRG Energy, Inc. (“LaGen”) and Burlington

Northern Santa Fe Railway (“BNSF”). We anticipate that some of our customers may struggle this year, and we are closely monitoring creditworthiness.

In 2009, we anticipate that approximately 60% of our barging revenue will be derived from customer contracts that vary in duration but generally are one year to three years in length. The average contract maturity is approximately two years. Most of our multi-year contracts are set at a fixed price, with adjustment provisions for fuel, and, in many cases, labor cost and general inflation, which increases stability of the contract margins. Generally, contracts that are less than one year are priced at the time of execution, which we refer to as the spot market. All of our grain freight has been priced in the spot market for the past three years. In 2008, the transportation segment generated approximately 72% of its revenues under term contracts and spot market arrangements with customers to transport cargoes on a per ton basis from an origin point to a destination point along the Inland Waterways on the Company’s barges, pushed primarily by the Company’s towboats. These contracts are referred to as affreightment contracts. The Company is responsible for tracking and reporting the tonnages moved under such contracts. Due to the pricing attractiveness of dedicated service contracts, the Company continued to deploy more of its liquid tank fleet to that service in 2008. This change decreases the portion of the transportation segment’s total revenues generated from affreightment contracts.

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

Our dedicated service contracts typically provide for dedicated equipment specially configured to meet the customer’s requirements for scheduling, parcel size and product integrity. The contract may take the form of a “consecutive voyages” affreightment agreement, under which the customer commits to loading the barges on consecutive arrivals. Alternatively, the contract may be a “day rate plus towing” agreement under which the customer essentially charters a barge or set of barges for a fixed daily rate and pays a towing charge for the movement of the tow to its destination. A “unit tow” contract provides the customer with a set of barges and a boat for a fixed daily rate, with the customer paying the cost of fuel. Chemical shippers typically use dedicated service contracts to ensure reliable supplies of specialized feedstocks to their plants. Petroleum distillates and fuel oils generally move under “unit tow” contracts. Many dedicated service customers also seek capacity in the spot market for peaking requirements. Outside towing revenue is earned by moving barges for other affreightment carriers at a specific rate per barge move. Transportation services revenue is earned for fleeting, shifting and cleaning services provided to third parties. Under charter/day rate contracts, the Company’s boats and barges are leased to third parties who control the use (loading, unloading, and movement) of the vessels. During 2008, 2007 and 2006 we deployed additional barges to serve customers under charter/day rate contracts due to strong demand and attractive, available pricing for such service. The demand for such arrangements slackened significantly in the last half of 2008 with only 149 barges devoted to charter/day rate service at December 31, 2008. On average, an additional 3, 38 and 20 liquid tank barges in 2008, 2007 and 2006, respectively, were devoted to these non-affreightment contracts when compared to the immediately preceding years. This represented redeployment of an additional 1%, 10% and 5%, respectively, of our average liquid tank fleet in those years to this type of service (for an average total of 155, 152 and 114 tank barges or 40%, 40% and 30% of our average liquid tanker fleet in the three years). The pricing attained for this type of service and the increased number of barges deployed drove charter and day rate revenue up 17% in 2008, 52% in 2007 and 82%in 2006, respectively, in comparison to the immediately preceding year.

A limited number of our contracts that provide for a minimum level of service are generally referred to as fixed volume, “take or pay.” A take or pay contract requires the shipper to tender a minimum tonnage over a defined period, suffering a “dead freight” penalty for failure to meet the minimum volume level. Under take or pay contracts, we typically provide a fixed amount of equipment and dedicate it to providing the required level of service. Electric utility companies sometimes use take or pay agreements to ensure an adequate supply of inventory. These contracts usually run for many years and typically have adjustment clauses for fuel, labor and inflation.

The following chart depicts the anticipated composition of transportation revenues, the approximate renewal dates of the term contracts, and the age of expected 2009 renewals.

Anticipated Composition of Estimated 2009 Transportation Revenues

Manufacturing.  The primary third-party customers of our barge and other vessel manufacturing subsidiary, Jeffboat (“manufacturing segment”), are other operators within the inland barging industry. Because barge and other vessel manufacturing requirements for any one customer are dependent upon the customer’s specific replacement and growth strategy, and due to the long-lived nature of the equipment manufactured, the manufacturing segment’s customer base varies from year-to-year. Our transportation business is a significant customer of the manufacturing segment. In 2008 and 2007, our transportation segment accounted for 10% and 17%, respectively, of the manufacturing segment’s revenue before intercompany eliminations.

At December 31, 2008, the manufacturing segment’s approximate vessel backlog for external customers was $212 million compared to $429 million at December 31, 2007. The backlog consists of vessels to be constructed under signed customer contracts or exercised contract options that have not yet been recognized as revenue. The backlog excludes our planned construction of internal replacement barges. Approximately 82% of the backlog is under contract for delivery in 2009. The backlog extends into 2010. In 2008 approximately $45 million in new barge orders were added to the backlog. A contract for towboats for $35 million included in the 2007 year end backlog was canceled by the customer during early 2008. Contract options are not included in the computation of the approximate vessel backlog until signed.

Steel is the largest component of our raw materials, representing 70% to 90% of the raw material cost, depending on barge type. We have established relationships with our steel vendors and have not had an issue with obtaining the quantity or quality of steel required to meet our commitments. The price of steel, however, varies significantly with changes in supply and demand. Almost all of the contracts in our backlog contain steel price adjustments. Because of the volatile nature of steel prices, we pass on the cost of steel used in the production of our customers’ barges back to our customers. Therefore, at the time of construction, the actual price of steel may result in contract prices that are greater than or less than those used to calculate the backlog at the end of 2008. In addition, many of our contracts signed since 2006 also contain labor and general inflation clauses which may also impact the revenue ultimately realized on the construction of the vessels.

We believe future demand for dry and liquid tank barges will remain strong. We anticipate that the current economic crisis may slow the pace of building if our customers are unable to finance construction at reasonable rates or the current reduced level of economic output reduces the near term demand for barges. A continuing significant driver in this market is the demand to replace all single-hull tank barges with double-hull tank barges. By federal law, single-hull tank barges will not be allowed to operate after 2015. All of the Company’s tank barges have double hulls. Industry data indicates that over 30% of the dry cargo barges in service are more than 25 years old. The aging of the in-service dry fleet is also expected to drive demand for replacement dry barges.

The price we have been able to charge for manufacturing production has fluctuated historically based on a variety of factors including the cost of raw materials, the cost of labor and the demand for new barge builds compared to the barge manufacturing capacity within the industry at the time. During 2008, we continued to increase the pricing on our barges, net of steel costs, in response to increased demand for new barge construction. We plan to continue increasing the pricing on our barges, net of steel, in conjunction with the expected additional demand for new barge construction. If demand for new barge construction diminishes going forward, we may not be able to increase pricing over our current levels or maintain pricing at current levels. Additionally, at the end of 2008, we have over $37 million related to more than 100 vessels in our backlog that were priced under contracts or options negotiated at lower estimated margins and with more aggressive labor estimates than in contracts signed since 2006. These will result in sub-optimal margins as they enter production. Unsigned options in these contracts on nearly 200 additional vessels or more than $115 million of revenues are expected to extend the margin impact into 2010 and 2011 if the options are exercised. As a percent of total production, we expect that these vessels will decline in 2009 and beyond as the underlying vessels are completed.

TRANSPORTATION FLEET

Barges.  As of December 31, 2008, our total transportation fleet was 2,645 barges, consisting of 1,873 covered dry cargo barges, 381 open dry cargo barges and 391 tank barges. We operate 452 of these dry cargo barges and 38 of these tank barges pursuant to charter agreements. The charter agreements have terms ranging from one to fifteen years. Generally, we expect to be able to renew or replace our charter agreements as they expire. Our entire existing tank barge fleet is double-hulled. As of December 31, 2008, the average age of our covered dry cargo barges was 19 years, the average age of our dry open barges was 29 years and the average age of our tank barges was 23 years, which we believe is consistent with the industry age profile.

Towboats.  As of December 31, 2008, our barge fleet was powered by 132 Company-owned towboats and 20 additional towboats operated exclusively for us by third parties. The size and diversity of our towboat fleet allows us to deploy our towboats to areas of the Inland Waterways where they can operate most effectively. For example, our towboats with 9,000 horsepower or greater typically operate with tow sizes of as many as 40 barges along the Lower Mississippi River, where the river channels are wider and there are no restricting locks and dams. Our 5,600 horsepower towboats predominantly operate along the Ohio, Upper Mississippi and Illinois Rivers, where the river channels are narrower and restricting locks and dams are more prevalent. We also deploy smaller horsepower towboats for shuttle and harbor services. In early 2007 we acquired 20 towboats that had previously serviced both the Company and other third parties. This acquisition significantly increased our capacity for Gulf fleeting and canal service.

PORT SERVICES ASSETS

To support our barge fleet, we operate port service facilities. ACL Transportation Services LLC (“ACLT”) operates facilities throughout the Inland Waterways that provide fleeting, shifting, cleaning and repair services for both barges and towboats, primarily for ACL, but also for third-party customers. Effective January 1, 2007 all of our port service assets were controlled by ACLT which we believe enhances the branded value of the American Commercial Lines brand. ACLT has port service facilities in the following locations: Lemont, Illinois; St. Louis, Missouri; Cairo, Illinois; Louisville, Kentucky; Baton Rouge, Louisiana; Vacherie, Louisiana (Armant fleet); Harahan, Louisiana; Marrero, Louisiana; and Houston, Texas. Its operations consist of fleets, towboat repair shops, dry docks, scrapping facilities and cleaning operations.

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

At our Lemont Terminal, located approximately 25 miles Southwest of downtown Chicago, we have direct access to Highways 55, 355 and 294 and a truck delivery radius including Iowa, Michigan, Indiana, Illinois, Wisconsin, and Ohio. From this location we distribute truck-to-barge and barge-to-truck multi-modal shipments of both northbound and southbound freight from inland river system origins and destinations in Mexico, Texas, Louisiana, Alabama, Florida, Pennsylvania and points between. We also have 48,000 square feet of indoor temperature controlled space for product storage in Lemont, as well as 35 acres for outside storage.

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

We believe our vertical integration provides us with a competitive advantage. By using our ACLT and our manufacturing segment’s barge and towboat repair facilities, ACLT vessel fleeting facilities and our manufacturing segment’s shipbuilding capabilities, we are able to support our core barging business and offer a combination of competitive pricing and high quality service to our customers. We believe that the size and diversity of our fleet allow us to optimize the use of our equipment and offer our customers a broad service area, at competitive rates, with a high frequency of arrivals and departures from key ports.

Since 1980, the industry has experienced consolidation as the acquiring companies have moved toward attaining the widespread geographic reach necessary to support major national customers. According to Informa, we had the largest covered dry cargo barge fleet in the industry with 19% of the industry capacity as of December 31, 2007. We do not expect the 2008 data to be significantly different. We believe our large covered dry cargo fleet gives us a unique position in the marketplace that allows us to service the transportation needs of customers requiring covered barges to ship their products. It also provides us with the flexibility to shift covered dry cargo fleet capacity to compete in the open dry cargo barge market simply by storing the barge covers. This adaptability allows us to operate the barges in open barge trades for a short or long term period of time to take advantage of market opportunities. Carriers that have barges designed for open dry cargo barge service only cannot easily retrofit their open dry cargo barges with covers without significant expense, time and effort.

According to Informa, from 1998 to 2005, the Inland Waterways fleet size was reduced by 2,407 dry cargo barges and 54 liquid tank barges for a total reduction of 2,461 barges, or 10.7%. Industry data through December 31, 2007 indicates that the industry fleet, net of barges scrapped, increased by 240 dry cargo barges and 24 tank barges in 2006 and 2007 ending that period at 18,029 dry and 2,866 liquid barges, for a total fleet size of 20,895. This overall level remains 9.5% below the 1998 level. Competition is intense for barge freight transportation. The top five carriers (by fleet size) of dry and liquid barges comprise over 62% of the industry fleet in each sector as of December 31, 2007. The average economic useful life of a dry cargo barge is generally estimated to be between 25 and 30 years and between 30 and 35 years for liquid tank barges.

TOP 5 CARRIERS BY FLEET SIZE*
(as of December 31, 2007)

		% of	Average
	Units	Barges	Age (Yrs)

Dry Cargo Barges**
Ingram Barge Company	3,715	20.6%	16.0
AEP River Operations	2,604	14.4%	10.6
American Commercial Lines	2,440	13.5%	20.3
American River Transportation
Company	2,069	11.5%	25.7
Cargo Carriers	923	5.1%	15.4

Top 5 Dry Carriers	11,751	65.2%	17.3

Total Industry	18,029	100.0%	16.1

Liquid Cargo Barges
Kirby Corporation	912	31.8%	24.2
American Commercial Lines	371	12.9%	22.8
Marathon Petroleum Company LLC	180	6.3%	19.7
Canal Barge Company, Inc.	170	5.9%	11.9
Ingram Barge Company	165	5.8%	29.6

Top 5 Liquid Carriers	1,798	62.7%	22.8

Total Industry	2,866	100.0%	21.8

*	Source: Informa and Company. Note that annual data is normally not available until March of the following year.

**	Dry Cargo Barges include covered and open dry barges.

The demand for dry cargo freight on the Inland Waterways is driven by the production volumes of dry bulk commodities transported by barge as well as the attractiveness of barging as a means of freight transportation. Historically, the major drivers of demand for dry cargo freight are coal for domestic utility companies, industrial and coke producers and export markets; construction commodities such as cement, limestone, sand and gravel; and coarse grain, such as corn and soybeans, for export markets. Other commodity drivers include products used in the manufacturing of steel, finished and partially-finished steel products, ores, salt, gypsum, fertilizer and forest products. The demand for our liquid freight is driven by the demand for bulk chemicals used in domestic production, including styrene, methanol, ethylene glycol, propylene oxide, caustic soda and other products. It is also affected by the demand for clean petroleum products and agricultural-related products such as ethanol, edible oils, bio-diesel and molasses.

Freight rates in both the dry and liquid freight markets are a function of the relationship between the amount of freight demand for these commodities and the number of barges available to load freight. We believe that the current supply/demand relationship for dry cargo freight indicates that the improvements in market freight rates obtained in the last several years should be sustained into the near term as Informa’s 2008 forecast indicates that the existing dry fleet will expand only approximately 1% through 2011 due to significant retirements of older barges, although the current economic crisis could impact this expectation. Certain spot rate contracts, particularly for grain, are subject to significant seasonal and other fluctuations. We are uncertain as to the impact that the instability in the financial markets and the current recession will have on trends in any of our commodity markets and on volumes or pricing of particular commodities. We intend to be ready to capitalize on market demand shifts and continue to believe that barge transportation remains the lowest cost provider.

Manufacturing.  The inland barge and towboat manufacturing industry competes primarily on quality of manufacture, delivery schedule, design capabilities and price. We consider Trinity Industries, Inc. to be our manufacturing segment’s most significant competitor for the large-scale manufacture of inland barges, although other firms have barge building capability on a smaller scale. We believe there are a number of shipyards located on the Gulf Coast that compete with our manufacturing segment for the manufacture of towboats and liquid tank barges. In addition, certain other shipyards may be able to reconfigure to manufacture inland barges and related equipment.

SEASONALITY

Historically, our transportation segment’s revenue stream within any year reflects the variance in seasonal demand, with revenues earned in the first half of the year lower than those earned in the second half of the year. Additionally, we have generally experienced higher expenses in the winter months, because winter conditions historically result in higher costs of operation and reduced equipment demand. The seasonal reduction in demand also permits scheduling major boat maintenance exacerbating higher costs during that period. Similarly, our manufacturing costs increase in our shipyard with seasonal precipitation and temperatures below 20 degrees, as extra shifts and lower productivity overtime are required to maintain production schedules.

The transportation of grain in the spot market represented slightly less than 19% of our annual total transportation segment revenues for 2008. Historically, we have experienced the greatest degree of seasonality in our grain transportation business compared to all other commodity segments, with demand generally following the timing of the annual harvest. The demand for grain movement generally begins in the Gulf Coast and Texas regions and the southern portions of the Lower Mississippi River, or the Delta area, in late summer of each year. The demand for freight spreads north and east as the grain matures and harvest progresses through the Ohio Valley, the Mid-Mississippi River area, and the Illinois River and Upper Mississippi River areas. System-wide demand generally peaks in the mid-fourth quarter. Demand normally tapers off through the mid-first quarter, when traffic is generally limited to the Ohio River as the Upper Mississippi River normally closes from approximately mid-December to mid-March, and ice conditions can hamper navigation on the upper reaches of the Illinois River. Fertilizer movements are timed for delivery prior to annual planting, generally moving from late August through April. Salt movements are heaviest in the winter, when the need for road salt in cold weather regions drives demand, and are more ratable throughout the balance of the year as stockpiles are replaced. Overall demand for other bulk and liquid products delivered by barge is more ratable throughout the year.

Spot grain movement is generally priced at or near the quoted tariff rate for the particular river section on which the move occurred. These tariff rates move independently based on weather, harvest timing and other factors related specifically to that location in addition to the overall supply and demand relationship of available barges. The differential between peak and trough rates has averaged 123% over the last five years, with the differential substantially narrower in 2008 due to the persistent poor operating conditions in the first three quarters of the year.

We have not, since the beginning of 2006, negotiated term contracts for grain movements and accepted the potentially greater volatility in tariff rates. The average annual rates for the mid-Mississippi River, which we believe is a fair indicator of the total market, increased in excess of 60% in 2005 over 2004. Rates in 2006 rose an incremental 20% over 2005 levels. Rates in 2007 declined approximately 6% from the 2006 levels, but remained 15% above 2005 levels. Rates in 2008 increased 24% over 2007. While we believe our decision to move all of our grain business to spot market pricing favorably impacted recent years when compared to prior years’ pricing levels, it has also exposed us to greater volatility.

The chart below depicts the seasonal movements in what we believe to be a representative tariff rate over time for a river segment we track as part of the mid-Mississippi River. We do not track January and February for this segment due to significantly reduced volumes on the segment during that time frame.

EXECUTIVE OFFICERS AND KEY EMPLOYEES

The following is a list of our executive officers and key employees as of February 28, 2009 and their ages as of such date and their positions and offices.

Name	Age	Position

Michael P. Ryan	49	President, Chief Executive Officer and Director
William N. Whitlock	67	Executive Vice President Operations
Thomas R. Pilholski	53	Senior Vice President, Chief Financial Officer and Treasurer
Dawn R. Landry	46	Senior Vice President and General Counsel
Richard W. Spriggle	56	Senior Vice President Human Resources
David T. Parker	45	Vice President, Investor Relations and Corporate Communications
Dan D. Jaworski	50	Vice President General Manager — Liquids
Bradley S. Hall	45	Vice President General Manager — Dry
William A. Braman	56	Vice President General Manager — Transportation Services
Jacques J. Vanier	47	Vice President, Manufacturing
William L. Schmidt	47	Vice President, Information Technology

Michael P. Ryan was named President and Chief Executive Officer effective March 1, 2008. In addition, Mr. Ryan was elected to the Board of Directors effective March 1, 2008. He was previously Senior Vice President Sales and Marketing of ACL since November 2005. Mr. Ryan has more than 27 years of combined experience in logistics, sales, marketing and customer service. He spent approximately 22 years in sales and marketing positions of increasing responsibility while at Canadian National Railway Company and CSX Corporation, Inc. and was most recently Senior Vice President and General Manager of McCollister’s Transportation Systems.

William N. Whitlock was named Executive Vice President Operations for ACL in April 2008. From August 2006 to April 2008, Mr. Whitlock held the position of Executive Vice President, Governmental Affairs, and from January 2005 to August 2006, he was Senior Vice President, Chief Operating Officer of ACL. Prior to that date Mr. Whitlock served as our Chief Operating Officer and served as our President from April 2004 through January 2005. Previously, Mr. Whitlock served as Senior Vice President, Transportation Services of ACL LLC from July 2003 to April 2004, as Senior Vice President, Logistics Services for American Commercial Barge Line LLC and Louisiana Dock Company from March 2000 to June 2003 and as Senior Vice President, Transportation Services of American Commercial Barge Line and LDC from 1982 through March 2000.

Thomas R. Pilholski was named Senior Vice President and Chief Financial Officer of the Company in March 2008. Prior to joining the Company, Mr. Pilholski served as Chief Executive Officer of S3I, LLC, (August 2005 to March 2008), Chief Financial Officer and Senior Vice President of EaglePicher Corporation (February 2002 to July 2005), Chief Financial Officer of Honeywell Consumer Products Group and other executive positions at Honeywell (June 1998 through February 2002), Chief Financial Officer of Zimmer Orthopaedic Division, a subsidiary of Bristol Myers Squibb (1992-1997), Director of BMS Audit(1988-1992) and various positions with Price Waterhouse (1977-1988). Mr. Pilholski earned his B.S. and Masters in Accounting Degree from the State University of New York at Binghamton and is a Certified Public Accountant.

Dawn R. Landry was named Senior Vice President and General Counsel in May 2008. Ms. Landry previously served as Vice President and Chief Operating Officer for Formula Telecom Solutions, Inc., a provider of operating, customer management, billing systems and solutions for telecommunications service and content providers. Ms. Landry served as an attorney with Morris, Manning & Martin, LLP, a commercial law firm representing clients throughout the U.S., and was also an attorney with Blackwell Sanders Peper Martin, LLP, a commercial law firm in the Midwest. Ms. Landry earned her J.D. degree from Creighton University.

Richard W. Spriggle was named Senior Vice President of Human Resources in November 2008. Prior to joining the Company, Mr. Spriggle worked for eleven years at Dana Corporation and served most recently as

Vice President Human Resources, Vice President Administration, Global Y2K Project Manager and Vice President of Operations for North America for its Off-Highway division. Prior to that time, he worked for Ingersol Rand, Clark Equipment Company and Westinghouse Electric Corporation in various roles of increasing responsibility. These roles ranged from financial positions early in his career to general management position later in his career. Mr. Spriggle earned his M.B.A. degree in Finance from Fairleigh Dickinson University of New Jersey, a B.S.B.A. degree in Accounting from Shippensburg University of Pennsylvania and completed the Columbia University Executive Management program.

David T. Parker was named Vice President Investor Relations and Corporate Communications in December 2007. Prior to joining the Company, Mr. Parker was Senior Counsel for Peyron & Associates from November 2006. From March 2005 to November 2006 Mr. Parker was Vice President, Investor Relations and Governmental Affairs for Albertsons, Inc. From March 2003 to March 2005, Mr. Parker had been Director of Strategic Communication and Investor Relations for Micron Technology.

Dan D. Jaworski is Vice President and General Manager of ACL’s Liquid Transportation business. Mr. Jaworski joined the Company in 1981 and has held various positions in Sales and Marketing, including Director of Liquid Sales and Assistant Vice President. Mr. Jaworski has 27 years of marketing inland marine transportation of liquid commodities, including chemicals and petroleum products. Mr. Jaworski holds a Bachelor of Science degree in Marketing from Ashland College.

Bradley S. Hall is Vice President and General Manager for ACL’s Dry Cargo Division. Prior to joining the Company in 2007, he served as Director of Sales, Manufactured Products for CSX Transportation in Jacksonville, FL. Prior to his tenure at CSX, he also had an extensive career in a series of commercial roles with Consolidated Rail in Philadelphia, PA. Mr. Hall received Bachelor of Science Degrees in History and Political Science from Illinois State University and a MBA from Lake Forest Graduate School of Management.

William A. Braman is Vice President and General Manager for Transportation Services. Prior to joining ACLI in 2009, he served as Division Manager Albany Division of CSX Transportation. Mr. Braman joined CSX in 1971 and during his tenure advanced through numerous management positions of increasing responsibility in operations and distribution.

Jacques J. Vanier was named Vice President, Manufacturing of ACL in January 2007. Prior to joining the Company, Mr. Vanier served as Vice President of Global Manufacturing and Operations with Alcoa Automotive and Truck Systems. Mr. Vanier held a variety of positions in operations and management, manufacturing, logistics, production control and sales throughout a 21 year career with Alcoa.

William L. Schmidt was named Vice President, Information Technology of ACL in April 2005. Mr. Schmidt served as the Company’s Vice President, Corporate Support from October 2003 to April 2005; Vice President, Purchasing from June 2002 to October 2003; and Assistant Vice President, Logistics from April 2000 to June 2002. Mr. Schmidt joined the Company in 1995 as a Manager of Liquid Sales before being named Assistant Vice President, Gulf Fleet Services in 1997. Prior to joining us, Mr. Schmidt served as Director — Projects & Business Development of The Great Lakes Towing Company from 1990 to 1995.

EMPLOYEE MATTERS

Employee Count

	December 31,	December 31,
Function	2008	2007

Administration (including Jeffboat)	310	319
Transportation services	1,657	1,704
Manufacturing	1,342	1,320
Other	122	59

	3,431	3,402

Collective bargaining agreements.  As of December 31, 2008, approximately 1,220, or 35.5%, of our employees were represented by unions. Approximately 1,200 of these unionized employees are represented by General Drivers, Warehousemen and Helpers, Local Union No. 89, which is affiliated with the International Brotherhood of Teamsters, Chauffeurs, Warehousemen and Helpers of America, at our shipyard facility under a collective bargaining agreement that is set to expire in April 2010. The remainder of our unionized employees, approximately 20 positions at ACL Transportation Services LLC’s terminal operations in St. Louis, Missouri, are represented by the International Union of United Mine Workers of America, District 12-Local 2452 (“UMW”), under a collective bargaining agreement that expires in December 2010.

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

GOVERNMENT REGULATION

General.  Our business is subject to extensive government regulation in the form of national, state and local laws and regulations, as well as laws relating to the discharge of materials into the environment. Because such laws and regulations are regularly reviewed and revised by issuing governments, we are unable to predict the ultimate cost or impact of future compliance. In addition, we are required by various governmental and quasi-governmental agencies to obtain certain permits, licenses and certificates with respect to our business operations. The types of permits, licenses and certificates required depend upon such factors as the commodity transported, the waters in which the vessel operates, the nationality of the vessel’s crew, the age of the vessel and our status as owner, operator or charterer. As of December 31, 2008, we had obtained all material permits, licenses and certificates necessary for operations.

Our transportation operations are subject to regulation by the U.S. Coast Guard, federal laws and state laws.

The majority of our inland tank barges carry regulated cargoes. All of our inland tank barges that carry regulated cargoes are inspected by the U.S. Coast Guard and carry certificates of inspection. Towboats are subject to U.S. Coast Guard inspection and will be required to carry certificates of inspection once the rules have been promulgated by the U.S. Coast Guard. Our dry cargo barges are not subject to U.S. Coast Guard inspection requirements, but are now subject to Environmental Protection Agency inspection requirements.

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

We presently pay a federal fuel tax of 20.1 cents per gallon of propulsion fuel consumed by our towboats in some geographic regions. In the future, user fees may be increased or additional user fees may be imposed to defray the costs of Inland Waterways’ infrastructure and navigation support. Increases in these taxes are normally passed through to our customers by contract.

Homeland Security Requirements.  The Maritime Transportation Security Act of 2002 requires, among other things, submission to and approval by the U.S. Coast Guard of vessel and waterfront facility security plans (“VSP” and “FSP,” respectively). Our VSP and our FSP have been approved and we have complied with both since June 30, 2004. As a result, we are subject to continuing requirements to engage in training and participate in exercises and drills.

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

In addition to environmental laws that regulate our ongoing operations, we are also subject to environmental remediation liability under the Comprehensive Environmental Response Compensation and Liability Act (“CERCLA”) and analogous state laws, and the Oil Pollution Act of 1990 (“OPA 90”). We may be liable as a result of the release or threatened release of hazardous substances or wastes or other pollutants into the environment at or by our facilities, properties or vessels, or as a result of our current or past operations. These laws typically impose liability and cleanup responsibility without regard to whether the owner or operator knew of or caused the release or threatened release. Even if more than one person may be liable for the release or threatened release, each person covered by these environmental laws may be held responsible for all of the cleanup costs and damages incurred. In addition, third parties may sue the owner or operator of a site for damages based on personal injury, property damage or other costs, including cleanup costs and damages resulting from environmental contamination.

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

As of December 31, 2008, we had minimal reserves for environmental matters. Substantially, any cash expenditures required to comply with applicable environmental laws or to pay for any remediation efforts will therefore result in charges to earnings if not subject to insurance claims. We may incur future costs related to the sites associated with the environmental reserves. The discovery of additional sites, the modification of existing or the promulgation of new laws or regulations, more vigorous enforcement by regulators, the imposition of joint and several liability under CERCLA or analogous state laws or OPA 90 and other unanticipated events could also result in additional environmental costs. For more information, see “Legal Proceedings — Environmental Litigation.”

OCCUPATIONAL HEALTH AND SAFETY MATTERS

Our vessel operations are primarily regulated by the U.S. Coast Guard for occupational health and safety standards. Our shore operations are subject to the U.S. Occupational Safety and Health Administration regulations. As of December 31, 2008, we were in material compliance with these regulations. However, we may experience claims against us for work-related illness or injury as well as further adoption of occupational health and safety regulations.

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

RISKS RELATED TO OUR INDUSTRY

The global economic crisis which began in 2008 is likely to have detrimental impacts on our business.

During the third quarter 2008 a global economic crisis in the credit markets began to impact the equity markets and may produce a prolonged global recession. Although we cannot predict the extent, timing and full ramifications of the crisis, we believe that, at a minimum, the following risks have been heightened.

•	Potential recession impacts — Global demand for many of the products that are currently shipped by barge may be significantly diminished by a prolonged recession. Such loss of demand could severely impact our revenues, costs and financial condition, as it may lead to an oversupply of barges reducing the rates we are able to charge for our services. Such loss of demand could also result in tow-size and positioning inefficiencies.

•	Credit availability to our customers and suppliers — We believe that many of our customers and suppliers, particularly customers of our manufacturing segment, rely on liquidity from operative global credit markets. If the markets remain illiquid or available pricing increases dramatically, demand for our products and services may be constricted, necessary services may cost more or even be unavailable to us and we may not be able to enforce contracts or collect on outstanding invoices.

•	Reduced credit availability to the Company — Though the Company was able to amend its existing credit facility and extend the term through March 31, 2011 as further discussed in Note 3 of the consolidated financial statements and in the Liquidity section of Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A), available liquidity in 2009 was reduced by $75 million to $475 million. At December 31, 2008 this reduced availability would have given the Company $53 million in available liquidity, $32 million after payment of amendment and other fees resulting from the renewal. Additionally, the Company’s cost of debt is significantly higher than under the previous facility, initially at 8.5%, or a “floor” LIBOR of 3.0% plus 550 basis points. Interest rates increase 50 basis points each six months through its maturity. Under the previous agreement rates were LIBOR plus 250 basis points.

•	Planning risk — Our ability to plan and forecast operating results and capital needs is lessened which could lead to lower operating efficiency.

•	Market risk — We have significant costs associated with our pension plan, the cost of which is dependent on many factors including the return on plan assets. Plan assets declined significantly in 2008. Further declines in plan assets could increase required expense provisions and contributions under the plan. See Note 5 to the consolidated financial statements for disclosures related to our employee benefit plans.

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

Demand for dry cargo barging in North America is significantly affected by the volume of grain exports flowing through ports on the Gulf of Mexico. The volume of grain exports can vary due to, among other things, crop harvest yield levels in the United States and abroad and exchange rates. Overseas grain shortages increase demand for U.S. grain, while worldwide over-production decreases demand for U.S. grain. Other factors, such as domestic ethanol demand and overseas markets acceptance of genetically altered products and the exchange rate, may also affect demand for U.S. grain. Fluctuations in demand for U.S. grain exports can lead to temporary barge oversupply, which in turn can lead to reduced freight rates. We cannot assure that historical levels of U.S. grain exports will continue in the future.

Diminishing demand for new barge construction may lead to a reduction in sales volume and prices for new barges.

The prices we have been able to charge for manufacturing segment production have fluctuated historically based on a variety of factors including the cost of raw materials, the cost of labor and the demand for new barge builds compared to the barge manufacturing capacity within the industry at the time. Since late 2005 we have been increasing the pricing on our barges, net of steel costs, in response to increased demand for new barge construction. Some of the contracts signed prior to that time (the “Legacy Contracts”), including any options exercised for additional barges, may negatively impact manufacturing segment margins due to their lower overall pricing structure. We plan to continue increasing the pricing on our barges, net of steel, in conjunction with the expected additional demand for new barge construction as well as inflation of our costs. As a percent of total production, Legacy Contracts will decline in 2009 and beyond. If demand for new barge construction diminishes we may not be able to maintain or increase pricing over our current levels.

Volatile steel prices may lead to a reduction in or delay of demand for new barge construction.

Almost all of the contracts for Jeffboat production contain steel price adjustments. Although the price of steel has recently declined from peak levels, the price has been volatile in 2008. Due to the steel price adjustments in the contracts, the total prices incurred by our customers for new barge construction has also varied. Some customers may consider steel prices when determining to build new barges resulting in fluctuating demand for new barge construction.

Higher fuel prices, if not recouped from our customers, could dramatically increase operating expenses and adversely affect profitability.

For the years ended December 31, 2008 and 2007, fuel expenses represented 25.4% and 20.9% of transportation revenues, respectively. For the quarters ended December 31, 2008 and 2007, fuel expenses represented 20.9% and 22.0% of transportation revenues, respectively. Fuel prices are subject to fluctuation as a result of domestic and international events. Generally, our term contracts contain provisions that allow us to pass through (effectively on approximately a 45 day delay basis) a significant portion of any fuel expense increase to our customers, thereby reducing, but not eliminating, our fuel price risk. Fuel price is a key, but not the only variable in spot market pricing. Therefore, fuel price and the timing of contractual rate adjustments can be a significant source of quarter-over-quarter and year-over-year volatility, particularly in periods of rapidly changing fuel prices. Negotiated spot rates may not fully recover fuel price increases. From time to time we hedge the expected cash flows from anticipated purchases of unprotected gallons through fuel price swaps. We choose how much fuel to hedge depending on the circumstances. However, we may not effectively control our fuel price risk and may incur fuel costs higher than the spot market price. At December 31, 2008 the market value of our fuel price swaps represented a liability of approximately $13 million. If there are no further changes in market value prior to settlement dates in 2009, this amount would be charged to operations as the fuel is used. The cash impact of the settlement of these losses will be offset by any required cash collateral at the date of settlement. At December 31, 2008 we had approximately $6 million in cash collateral.

Our operating margins are impacted by certain low margin Legacy Contracts and by spot rate market volatility for grain volume and pricing.

Our predecessor company emerged from bankruptcy in January 2005. Our largest term contract for the movement of coal predates the emergence and was negotiated at a low margin. Though it contains a fuel adjustment mechanism, the mechanism may not fully recover increases in fuel cost. The majority of our coal moves since bankruptcy and through the 2015 expiration of this contract may be at a low or negative margin due to our inability to fully recover fuel price increases through the contract though we have recently hedged expected 2009 fuel usage at prices better than breakeven. Additionally, contracts for barge manufacturing by our manufacturing segment negotiated prior to 2006 also commit us to lower margins and more aggressive labor hour forecasts than we have recently achieved. Also, though the contracts contain steel price escalation clauses, only a portion adjust for increases in wage rates which we have experienced since they were signed.

If we are unable to improve our performance against the contract labor hour forecasts these contracts may reduce margins or inhibit margin improvements in our manufacturing segment. These two concentrations of low margin business were approximately $192 million, $185 million and $178 million of our total revenues in 2006, 2007 and 2008, respectively. The combined Legacy Contract amounts in 2009 are expected to be lower than 2008 excluding the impact of steel escalation.

All of our grain shipments since the beginning of 2006 were under spot market contracts. Spot rates can vary widely from quarter-to-quarter and year-to-year. The available pricing and the volume under such contracts is impacted by many factors including global economic conditions and business cycles, domestic agricultural production and demand, international agricultural production and demand, foreign exchange rates and fluctuation of ocean freight rate spreads between the Gulf of Mexico and the Pacific Northwest. The revenues generated under such contracts, therefore, ultimately may not cover inflation, particularly for wages and fuel, in any given period. We expect that 2009 grain spot rates will be somewhat lower than 2008. These circumstances may reduce the margins we are able to realize on the contract grain movements during 2008. Grain movements were 30%, 22% and 19% of our total transportation segment revenues in 2006, 2007 and 2008, respectively. Current forecasts indicate that a higher percentage of exported grain may move through the Port of New Orleans in 2009 than in 2008 due primarily to more favorable ocean-going freight differentials than in the prior year. Given the current economy we are unable to clearly predict grain volumes, but we expect grain to continue to decline as a percent of revenue in 2009.

The Legacy Contracts combined with the potential impact of the grain spot market may lead to declines in our operating margins which could reduce our profitability.

We are subject to adverse weather and river conditions, including marine accidents.

Our barging operations are affected by weather and river conditions. Varying weather patterns can affect river levels, contribute to fog delays and cause ice to form in certain river areas of the United States. For example, the Upper Mississippi River closes annually from approximately mid-December to mid-March, and ice conditions can hamper navigation on the upper reaches of the Illinois River during the winter months. During hurricane season in the summer and early fall, we may be subject to revenue loss, business interruptions and equipment and facilities damage, particularly in the Gulf region. In addition, adverse river conditions can result in lock closures as well as affect towboat speed, tow size and loading drafts and can delay barge movements. Terminals may also experience operational interruptions as a result of weather or river conditions. During 2008 the number of idle barge days due to high water conditions, primarily on the Illinois and Arkansas rivers, and to the impacts of the three hurricanes which hit the Gulf Coast were up more than one and one-half times over the prior year, to almost 42,000 idle barge days. This is equivalent to not generating any revenue from approximately 115 barges for a full year.

Adverse weather conditions may also affect the volume of grain produced and harvested. In the event of a diminished harvest, the demand for barging services will likely decrease.

Additionally, marine accidents involving our or others’ vessels may impact our ability to efficiently operate on the Inland Waterways. Such accidents, particularly those involving spills, can effectively close sections of the Inland Waterways to marine traffic.

Our manufacturing segment’s waterfront facility is subject to occasional flooding. Its manufacturing operation, much of which is conducted outdoors, is also subject to weather conditions. As a result, these operations are subject to production schedule delays or added costs to maintain production schedules caused by weather. During 2008 the number of lost production days due to weather conditions was up by 25% over the prior year levels.

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

Many of the dams and locks on the Inland Waterways were built early in the last century, and their age makes them costly to maintain and susceptible to unscheduled maintenance outages. Much of this infrastructure needs to be replaced, but federal government funding of the 50% share not funded through fuel user taxes on barge operators for new projects has historically been limited. In addition, though the current annual government funding levels are near the average anticipated annual need for the foreseeable future, there can be no guarantee that these levels will be sustained and that a larger portion of infrastructure maintenance costs will not be imposed on operators. The delays caused by malfunctioning dams and locks may increase our operating costs and delay the delivery of our cargoes. Moreover, increased diesel fuel user taxes could be imposed in the future to fund necessary infrastructure improvements, increasing our expenses. We may not be able to recover increased fuel user taxes through pricing increases that may occur. The current administration’s economic stimulus package may result in the closure or reduced capacity of dams and locks during upgrades or maintenance which could result in operational inefficiency, interruption of service and lower revenues.

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

The barging industry is subject to various laws and regulations, including national, state and local laws and regulations, all of which are subject to amendment or changes in interpretation. In addition, various governmental and quasi-governmental agencies require barge operators to obtain and maintain permits, licenses certificates and require routine inspections, monitoring, recordkeeping and reporting respecting their vessels and operations. Any significant changes in laws or regulations affecting the inland barge industry, or in the interpretation thereof, could cause us to incur significant expenses. Enacted regulations call for increased inspection of towboats. The United States Coast Guard (“USCG”) has been instructed in recent Congressional hearings to complete interpretation of the new regulations. These interpretations could result in boat delay and significantly increased maintenance and upgrade costs for our boat fleet. Furthermore, failure to comply with current or future laws and regulations may result in the imposition of fines and/or restrictions or prohibitions on our ability to operate.

Though we work actively with regulators at all levels to avoid inordinate impairment of our continued operations, regulations and their interpretations may ultimately have a negative impact on the industry. Regulations such as the Transportation Worker Identification Credential provisions of the Homeland Security legislation could have an impact on the ability of domestic ports to efficiently move cargoes. This could ultimately slow operations and increase costs.

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

The Jones Act requires that, to be eligible to operate a vessel transporting non-proprietary cargo on the Inland Waterways, the company that owns the vessel must be at least 75% owned by U.S. citizens at each tier of its ownership. The Jones Act therefore restricts, directly or indirectly, foreign ownership interests in the entities that directly or indirectly own the vessels which we operate on the Inland Waterways. If we at any point cease to be 75% owned by U.S. citizens, we may become subject to penalties and risk forfeiture of our Inland Waterways operations. As of December 31, 2008, we believe that we are in compliance with the ownership requirements.

The Jones Act continues to be in effect and has historically been supported by the U.S. Congress and the prior administrations. We cannot assure that the Jones Act will not be repealed, further suspended or amended in the future. If the Jones Act was to be repealed, suspended or substantially amended and, as a consequence, competitors with lower operating costs were to enter the Inland Waterways market, our business likely would be materially adversely affected. In addition, our advantages as a U.S.-citizen operator of Jones Act vessels could be eroded over time as there continue to be periodic efforts and attempts by foreign investors to circumvent certain aspects of the Jones Act.

RISKS RELATED TO OUR BUSINESS

Our cash flows and borrowing facilities may not be adequate for our additional capital needs and, if we incur additional borrowings, our future cash flow and capital resources may not be sufficient for payments of interest and principal of our substantial indebtedness.

Our operations are capital intensive and require significant capital investment. We intend to fund substantially all of our needs to operate the business and make capital expenditures, including adequate investment in our aging boat and barge fleet, through operating cash flows and borrowings. Capital may not be continuously available to us and may not be available on commercially reasonable terms. We may need more capital than may be available under the terms of the revolving credit facility as amended in February 2009 or successor facilities and therefore we would be required either to (a) seek to increase the availability under the revolving credit facility or (b) obtain other sources of financing. If we incur additional indebtedness, the risk that our future cash flow and capital resources may not be sufficient for payments of interest on and principal of our substantial indebtedness would increase. We may not be able to increase the availability under the revolving credit facility or to obtain other sources of financing on commercially reasonable terms, or at all. If we are unable to obtain additional capital, we may be required to curtail our capital expenditures and we may not be able to invest in our aging boat and barge fleet and to meet our obligations, including our obligations to pay the principal and interest under our indebtedness.

We amended our credit facility and extended the maturity date to March 31, 2011 as discussed in Note 3 to the consolidated financial statements and in the Liquidity section of MD&A. On June 26, 2008 the Company filed a $200,000 unallocated shelf registration statement with the SEC.

Our substantial borrowings are currently all tied to floating interest rates which may expose us to higher interest payments should LIBOR or the prime rate increase substantially.

At December 31, 2008, we had $418.6 million of floating rate debt outstanding, which represented the outstanding balance of the revolving credit facility. Each 100 basis point increase in interest rates, at our existing debt level, would increase our cash interest expense by approximately $4.2 million annually if base LIBOR rates exceed the credit facility’s stated 3% floor.

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

The average life expectancy of a dry cargo barge is 25 to 30 years. We anticipate that without further investment and repairs by the end of 2010 approximately one-third of our current dry cargo barges will have reached 30 years of age. Though we currently have almost 200 dry barges in use greater than 30 years old, once barges begin to reach 25 to 30 years of age the cost to maintain and operate them may be so high that it may be more economical for the barges to be scrapped. If such barges are not scrapped, additional operating costs to repair and maintain them would likely reduce cash flows and earnings. If such barges are scrapped and not replaced, revenue, earnings and cash flows may decline. Though we anticipate future capital investment in dry cargo barges, we may choose not to replace all barges that we may scrap with new barges based on uncertainties related to financing, timing and shipyard availability. If such barges are replaced, significant capital outlays would be required. We may not be able to generate sufficient sources of liquidity to fund necessary replacement capital needs. If the number of barges declines over time, our ability to maintain our hauling capacity will be decreased unless we can improve the utilization of the fleet. If these improvements in utilization are not achieved, revenue, earnings and cash flow could decline.

The loss of one or more key customers, or material nonpayment or nonperformance by one or more of our key customers, could cause a significant loss of revenue and may adversely affect profitability.

In 2008, our largest customer, Cargill, accounted for approximately 5% of our revenue. Our largest ten customers accounted for approximately 27% of our revenue. If we were to lose one or more of our large customers, or if one or more of our large customers were to significantly reduce the amount of barging services they purchased from us and we were unable to redeploy that equipment on similar terms, or if one or more of our key customers failed to pay or perform we could experience a significant loss of revenue.

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

ACLLLC filed an action in the United States District Court for the Eastern District of Louisiana seeking exoneration from or limitation of liability. All lawsuits filed against ACLLLC are consolidated in this action. Claims under OPA 90 are also afforded an administrative process to settle such claims.

While we believe that both DRD Towing and Laurin Maritime have insurance coverage, we do not have any indication as to the extent to which such insurance will be available to the Company.

ACLLLC was designated a responsible party under OPA 90, and the Company performed the cleanup and is responding to OPA claims. We have made demand on DRD Towing for cleanup, defense and indemnification. However, there is no assurance that DRD Towing and Laurin Maritime or any other party that may be found responsible for the accident will have the insurance or financial resources available to provide such defense and indemnification. We have various insurance policies covering pollution, property, marine and general liability. However, there can be no assurance that our insurance coverage will be adequate. See “Our Insurance May Not Be Adequate to Cover Our Losses” below.

We cannot predict the outcome of this litigation which may result in the imposition of significant liability.

We are facing significant litigation which may divert management attention and resources from our business.

We are facing significant litigation relating to a collision on July 23, 2008, between one of the ACLLLC’s tank barges that was being towed by DRD Towing, an independent towing contractor, and the motor vessel Tintomara, operated by Laurin Maritime. (See “Legal Proceedings.”) Defense against this litigation may require us to spend a significant amount of time and resources that may otherwise be spent on management of our business. In addition, we may in the future be the target of similar litigation. This litigation or additional litigation may result in substantial costs and divert management’s attention and resources, which may seriously harm our business.

Our insurance may not be adequate to cover our losses.

We may not be adequately insured to cover losses from our operational risks, which could have a material adverse effect on our operations. While we believe that we have satisfactory insurance coverage for pollution, property, marine and general liability, in the event that costs exceed our available insurance or additional liability is imposed on us for which we are unable to seek reimbursement, our business and operations could be materially and adversely affected.

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

One or more of our facilities or equipment may experience a major accident and may be subject to unplanned events such as explosions, fires, inclement weather, acts of God and transportation interruptions. Any shutdown or interruption of a facility could reduce the production from that facility and could prevent us from conducting our business for an indefinite period of time at that facility, which could substantially impair our business. For example, such an occurrence at our manufacturing segment’s facility could disrupt or shut down our manufacturing activities. Our insurance may not be adequate to cover our resulting losses.

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

As of December 31, 2008, approximately 1,220 employees were represented by unions. Most of these unionized employees (approximately 1,200 individuals) are represented by General Drivers, Warehousemen and Helpers, Local Union No. 89, affiliated with the International Brotherhood of Teamsters, Chauffeurs, Warehousemen and Helpers of America (“Teamsters”), at our shipyard facility under a three-year collective bargaining agreement that expires in April 2010. Our remaining unionized employees (approximately 20 positions) are represented by the International Union of United Mine Workers of America, District 12 - Local 2452 at ACL Transportation Services LLC in St. Louis, Missouri under a collective bargaining agreement that expired in December 2010. Although we believe that our relations with our employees and with the recognized labor unions are generally good, we cannot assure that we will not be subject to work stoppages or other labor disruption in the future.

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

In addition to environmental laws that regulate our ongoing operations, we are also subject to environmental remediation liability. Under federal and state laws, we may be liable as a result of the release or threatened release of hazardous substances or wastes or other pollutants into the environment at or by our facilities, properties or vessels, or as a result of our current or past operations, including facilities to which we have shipped wastes. These laws, such as the federal Clean Water Act, CERCLA, RCRA and OPA 90, typically impose liability and cleanup responsibility without regard to whether the owner or operator knew of or caused the release or threatened release. Even if more than one person may be liable for the release or threatened release, each person covered by the environmental laws may be held wholly responsible for all of the cleanup costs and damages. In addition, third parties may sue the owner or operator of a site or vessel for damage based on personal injury, property damage or other costs and cleanup costs, resulting from environmental contamination.

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

As of December 31, 2008, we were involved in the several matters relating to the investigation or remediation of locations where hazardous materials have or might have been released or where we or our vendors have arranged for the disposal of wastes. These matters include situations in which we have been named or are believed to be a potentially responsible party under applicable federal and state laws. As of December 31, 2008, we had no significant reserves for these environmental matters excluding the July 2008 barge collision incident.

Any cash expenditures required to comply with applicable environmental laws or to pay for any remediation efforts in excess of such reserves or insurance will therefore result in charges to earnings. We may incur future costs related to the sites associated with the environmental issues, and any significant additional costs could adversely affect our financial condition. The discovery of additional sites, the modification of existing laws or regulations or the promulgation of new laws or regulations, more vigorous enforcement by regulators, the imposition of joint and several liability under CERCLA or analogous state laws or OPA 90 and other unanticipated events could also result in a material adverse effect.

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

The map below shows the locations of our primary transportation and manufacturing facilities, along with our Inland Waterway routes.

The most significant of our facilities among these properties, all of which we own, except as otherwise noted, are as follows.

•	Our manufacturing segment’s shipbuilding facility in Jeffersonville, Indiana is a large single-site shipyard facility on the Inland Waterways, occupying approximately 64 acres of owned land and approximately 5,600 feet of frontage on the Ohio River. There are 32 buildings on the property comprising approximately 318,020 square feet under roof. In addition, we lease an additional four acres of land under leases expiring in 2015.

•	ACLT’s coal transfer terminal in St. Louis, Missouri occupies approximately 69 acres. There are six buildings on the property comprising approximately 21,000 square feet. In addition, we lease 2,400 feet of river frontage from the City of St. Louis under a lease expiring in 2010. The lease may be terminated with one-year advance notice by ACLT. Additional parcels in use include property of BNSF under leases that either party can terminate with 30 days prior written notice.

•	ACLT operates a terminal in Memphis, Tennessee that processes boat and barge waste water, direct transfer services for liquid commodities, along with tank storage services for approximately 117,000 barrels of vegetable oils. There are three buildings occupying approximately 7,000 square feet on almost three acres. ACLT leases an easement to this facility that expires in 2018. Either party may cancel the lease with 90 days prior written notice.

•	ACLT’s Armant facilities located in Vacherie, Louisiana, occupies approximately 482 acres, with approximately 10,726 feet of river frontage. An additional 3,840 feet of river frontage is provided under a lease expiring in 2011. The facility provides barge fleeting and shifting, barge cleaning and repairs on the Mississippi River as part of our Gulf Fleet Operations.

•	ACLT’s fleet facility in Cairo, Illinois occupies approximately 37 acres, including approximately 900 feet of owned river frontage. In addition, we lease approximately 22,400 feet of additional river frontage under various leases expiring between 2009 and 2013. This facility provides the base of operations for our barge fleeting and shifting, barge cleaning and repair and topside-towboat repair.

•	ACLT’s Tiger Fleet near Baton Rouge (Port Allen), Louisiana, operates on approximately 108 acres, with an estimated 3,300 feet of river frontage. An additional 13,700 lineal feet of riverfront fleeting space is provided under a lease expiring in 2011. This facility provides barge fleeting and shifting services and is adjacent to our joint venture investment known as T. T. Barge Services Mile 237, L.L.C., that provides barge cleaning and repair services.

•	ACLT’s facilities in St. Louis, Missouri, operates two (2) owned parcels, one being approximately 3.2 acres, with an estimated 600 linear feet of riverfront, and an additional 7.3 acres with approximately 1,393 linear feet of adjoining waterfront footage leased under an agreement expiring in 2011. The facility provides fleeting and shifting services, boat repair and maintenance, plus warehouse services for vessels.

•	ACLT’s operations at Harahan, Louisiana are located on approximately 156 acres with an estimated 7,067 feet of riverfront. The facility is the base of operations for our Gulf Operations, including barge shifting and fleeting, boat and barge maintenance and repairs. An additional 4,749 lineal feet of river frontage for shifting and fleeting is leased under various leases expiring between 2011 and 2013.

•	ACLT’s Houston (Channelview), Texas facility is located on approximately 32 acres with 1,796 feet of riverfront. Improvements include an estimated 6,400 square foot office building. An additional 29.4 acres of waterfront property along the Lost Lake Disposal Area, adjacent to the Houston Ship Channel, for shifting and fleeting, compliments this facility, under a lease agreement expiring in 2028.

•	ACLT’s facilities in Lemont, Illinois occupy approximately 81 acres, including approximately 10,000 feet of river frontage, under various leases expiring between 2011 and 2044. This facility provides the base of operations for our barge fleeting and shifting, barge cleaning and repairs on the Illinois River, along with a 48,000 square foot, climate controlled warehouse, providing terminaling for bulk, non-bulk and break-bulk warehousing and stevedoring services.

•	ACLT’s Marrero, Louisiana Fleet is comprised of approximately 24.9 acres of batture, providing an estimated 2,259 feet of riverfront for barge shifting and fleeting operations.

•	Our corporate offices in Jeffersonville, Indiana occupy approximately 22 acres, comprising approximately 165,000 square feet of office space.

•	The liquids division of our transportation segment is headquartered in approximately 26,800 square feet of leased space in Houston, Texas under a lease expiring in August 2015. As discussed in Note 17 to the consolidated financial statements, the Company expects to sublease or terminate this lease in 2009, relocating the work to alternative sites, including its corporate offices.

•	In addition to the above properties, our wholly-owned naval architecture subsidiary operates in leased facilities consisting of approximately 10,000 square feet in Seattle, Washington and 2,200 square feet in New Orleans, Louisiana. The lease of the Seattle facility expires in September 2015. The lease of the New Orleans facility is a month-to-month commitment. Our wholly-owned civil and environmental remediation contractor is headquartered on 3.4 acres housing an approximately 13,500 square foot office building and garage.

We believe that our facilities are suitable and adequate for our current needs.

ITEM 3.	LEGAL PROCEEDINGS

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

Collision Incident, Mile Marker 97 of the Mississippi River.  The Company and or ACLLLC have been named as defendants in the following class action lawsuits, filed in the United States District Court for the Eastern District of Louisiana (collectively the “Class Action Lawsuits”): Austin Sicard et al on behalf of themselves and others similarly situated vs. Laurin Maritime (America) Inc., Whitefin Shipping Co. Limited, D.R.D. Towing Company, LLC, American Commercial Lines, Inc. and the New Orleans-Baton Rouge Steamship Pilots Association, Case No. 08-4012, filed on July 24, 2008; Stephen Marshall Gabarick and Bernard Attridge, on behalf of themselves and others similarly situated vs. Laurin Maritime (America) Inc., Whitefin Shipping Co. Limited, D.R.D. Towing Company, LLC, American Commercial Lines, Inc. and the New Orleans-Baton Rouge Steamship Pilots Association, Case No. 08-4007, filed on July 24, 2008; George C. McGee, and Sherral Irvin, and all others similarly situated vs. Laurin Maritime (America) Inc., Whitefin Shipping Co., Ltd., DRD Towing Co, LLC, American Commercial Lines, LLC and New Orleans Baton Rouge Steamship Pilots Association, Case No. 08-4025, filed on July 25, 2008; Bernadette Glover, on behalf of herself and all others similarly situated vs. Laurin Maritime (America) Inc., Whitefin Shipping Co. Limited, DRD Towing Company, LLC, and American Commercial Lines, Inc., Case No. 08-4031, filed on July 25, 2008; James Roussell, Daniel Hingle, and Prince Seals on behalf of themselves and all others similarly situated vs. Laurin Maritime (America) Inc., Whitefin Shipping Co. Limited, D.R.D. Towing Company, LLC, American Commercial Lines, Inc. and the New Orleans-Baton Rouge Steamship Pilots Association, Case No. 08-4058, filed on July 29, 2008; James Joseph, on behalf of himself and all others similarly situated vs. Laurin Maritime (America) Inc., Whitefin Shipping Co. Limited, D.R.D. Towing Company, LLC, American Commercial Lines, Inc. and the New Orleans-Baton Rouge Steamship Pilots Association, Case No. 08-4059,

filed on July 29, 2008; Jefferson Magee and Acy J. Cooper, Jr. vs. American Commercial Lines, Inc., DRD Towing Co., LLC, M/V Mel Oliver in rem, M/V Tintomara in rem, Whitefin Shipping Co. Ltd. and Laurin Maritime AB, Case No. 08-4055, filed on July 29, 2008; Vincent Grillo and Anthony Buffinet vs. American Commercial Lines, Inc., DRD Towing Co., LLC, M/V Mel Oliver in rem, M/V Tintomara in rem, Whitefin Shipping Co. Ltd. and Laurin Maritime AB, Case No. 08-4060, filed on July 29, 2008; and Donetta Cheramie vs. American Commercial Lines, Inc., D.R.D. Towing Company, LLC, M/V Mel Oliver in rem, M/V Tintomara in rem, Whitefin Shipping Co. Ltd. And Laurin Maritime AB, Case No. 08-4317, filed on August 29, 2008; Tri Native Contractors, Inc., Russell Easley d/b/a K and R Pipeline Services and Brandon Cavallier v. American Commercial Lines, Inc., DRD Towing Co. LLC, M/V Mel Oliver in rem, M/V Tintomara in rem, Whitefin Shipping Co. Ltd., and Laurin Maritime AB, Case No. 08-4505, filed on September 30, 2008.

The claims in the Class Action Lawsuits stem from the incident on July 23, 2008, involving one of ACLLLC’s tank barges that was being towed by DRD Towing, an independent towing contractor. The tank barge was involved in a collision with the motor vessel Tintomara, operated by Laurin Maritime, at Mile Marker 97 of the Mississippi River in the New Orleans area. The tank barge was carrying approximately 9,900 barrels of #6 oil of which approximately two-thirds was released. The tank barge was damaged in the collision and partially sunk. There was no damage to the towboat. The Tintomara incurred minor damage. The actions include various allegations of adverse health and psychological damages, disruption of business operations, destruction and loss of use of natural resources, and seek unspecified economic and compensatory damages for claims of negligence, strict liability, trespass, nuisance, and claims under the Oil Pollution Act of 1990 (“OPA 90”). The Company and/or ACLLLC have also been named as defendants in the following personal injury actions: Kevin A. Pettigrew v. D.R.D. Towing Company, L.L.C., American Commercial Lines, L.L.C. and ABC Insurance Company, United States District Court, Eastern District of Louisiana, Civil Action No. 08-4701, Section “I-4,” filed on October 21, 2008 alleging certain personal injuries and seeking monetary damages and maintenance and cure damages; and David LeBlanc v. Laurin Maritime (America) Inc., Whitefin Shipping Co., Limited, D.R.D. Towing Company, LLC, American Commercial Lines, Inc. and The New Orleans-Baton Rouge Steamship Pilots Association, Civil District Court for the Parish of Orleans, State of Louisiana No. 08-8734, Section “K-5,” filed on August 22, 2008 alleging certain personal injuries and seeking monetary damages, maintenance and cure, compensatory damages, interest and attorney’s fees . The Company and ACLLLC have also been named as defendants in the following interpleader action: Indemnity Insurance Company of North America v. DRD Towing Company, LLC; DRD Towing Group, LLC; American Commercial Lines, LLC; American Commercial Lines, Inc.; Waits Emmet & Popp, LLC, Daigle, Fisse & Kessenich; Stephen Marshall Gabarick; Bernard Attridge; Austin Sicard; Lamont L. Murphy, individually and on behalf of Murphy Dredging; Deep Delta Distributors, Inc.; David Cvitanovich; Kelly Clark; Timothy Clark, individually and on behalf of Taylor Clark, Bradley Barrosse; Tricia Barrosse; Lynn M. Alfonso, Sr.; George C. McGee; Sherral Irvin; Jefferson Magee; and Acy J. Cooper, Jr., United States District Court, Eastern District of Louisiana, Civil Action 08-4156, Section “I-5,” filed on August 11, 2008. The Company has also received numerous claims for property damage and various economic damages. The Company expects that additional lawsuits may be filed and claims submitted.

ACLLLC has filed two actions in the United States District Court for the Eastern District of Louisiana seeking exoneration from or limitation of liability relating to the foregoing incident as provided for in Rule F of the Supplemental Rules for Certain Admiralty and Maritime Claims and in 46 U.S.C. sections 30501, 30505 and 30511. The consolidated action required all claimants to file their answer and claim in this action by December 1, 2008. We intend to defend vigorously against the plaintiffs’ claims. Claims under OPA 90 have also been presented pursuant to the administrative procedures set forth in the Act and may be presented within 3 years of the incident. If the claims are rejected or not resolved under the administrative procedures then the party making the claim may file suit or present the claim to the National Pollution Fund Center for consideration.

ACLLLC received a letter from the USCG designating it as the responsible party as the owner of the source of the discharge, barge DM932, and stating that ACLLLC may be liable for removal costs and damages under OPA 90 and imposing on ACLLLC an obligation to advertise the claims process by which persons who have claims may submit claims to ACLLLC. The Company responded to the letter and denied responsibility, but the Company continued the cleanup efforts and published notices as required under OPA 90. The USCG and the National Transportation Safety Board are investigating the cause of the action. According to a letter sent to the Company by the USCG dated August 1, 2008, ACLLLC and the Mel Oliver, the boat operated by

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information and Holders

Since October 7, 2005, our common stock has traded on the NASDAQ Stock Market under the symbol “ACLI.” Prior to trading on the NASDAQ Stock Market, our common stock was not listed or quoted on any national exchange or market system.

The following table sets forth, for the periods indicated, the high and low closing sale prices for our common stock as reported on the NASDAQ Stock Market. These prices have been adjusted for the February 20, 2007 two-for-one stock split. See Note 2 and Note 13 to the accompanying consolidated financial statements.

	High	Low

2007
First Quarter	$39.14	$29.66
Second Quarter	33.05	23.16
Third Quarter	27.06	19.97
Fourth Quarter	23.99	13.16
2008
First Quarter	$20.26	$14.66
Second Quarter	17.33	10.93
Third Quarter	12.50	8.48
Fourth Quarter	10.47	3.51

On February 24, 2009, the last sale price reported on the NASDAQ Stock Market for our common stock was $3.64 per share. As of February 24, 2009, there were approximately 63 holders of record of our common stock.

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

Issuer Purchases of Equity Securities

All of the shares of Common Stock repurchased by the Company in the three months ended December 31, 2008 resulted from elections by holders of share-based compensation grants to execute the “cashless” exercise of vested options or other awards and the withholding of shares to pay taxes due upon the vesting or exercise of applicable awards. During the quarter ended December 31, 2008, the Company repurchased such shares as presented in the table below.

	Total Number of Shares	Weighted-
	Redeemed to Satisfy	Average Fair	Total Number of Shares	Maximum Number of
	Employee Tax	Market Value	Purchased as Part of	Shares that May Yet Be
	Withholding	Per Share	Publicly Announced	Purchased Under the
Period	Requirements	Redeemed	Plans or Programs	Plans or Programs

October 2008	1,981	10.47	N/A	N/A
November 2008	N/A	$ N/A	N/A	N/A
December 2008	N/A	$ N/A	N/A	N/A

Total	1,981	$10.47	N/A	N/A

As further discussed in Note 13 to the accompanying financial statements and disclosed in the Company’s 2008 filings on Form 10Q, during the year ended December 31, 2007 the Company acquired 12.1 million shares of its common stock under June 7, 2007 and August 13, 2007 Board of Directors’ authorizations to repurchase up to $200 million and $150 million, respectively, of ACL common stock in the open market. During 2007 the Company completed $300 million of the total authorizations. There were no repurchases during 2008. At December 31, 2008, $50 million of the authorized repurchase amount had not yet been purchased. Such repurchases are not permitted under the Company’s credit facility, as amended.

Cumulative Total Stockholders Return (October 2005 — December 2008)

Set forth below is a line graph comparing the monthly percentage change in the cumulative shareholder return on the Company’s Common Stock against the cumulative total return of the NASDAQ Stock Market Index and the Dow Jones U.S. Marine Transportation Index. The graph presents monthly data from October 7, 2005, the date of the Company’s initial public offering, until December 31, 2008. The foregoing graph shall not be deemed to be filed as part of the Form 10-K and does not constitute soliciting material and should not be deemed filed or incorporated by reference into any other filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent the Company specifically incorporates the graph by reference.

ITEM 6.	SELECTED FINANCIAL DATA.

Set forth below is American Commercial Lines Inc. and its predecessor company’s selected consolidated financial data for each of the five fiscal years ended December 31, 2008. This selected consolidated financial data is derived from American Commercial Lines Inc.’s and its predecessor company’s audited financial statements. The selected consolidated financial data should be read in conjunction with American Commercial Lines Inc.’s consolidated financial statements and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The selected financial data has been adjusted for the impact of the February 20, 2007 two-for-one stock split. The Company has been publicly traded since its initial public offering in October 2005.

	Fiscal Years Ended December 31,
	Predecessor
	Company
	2004	2005	2006	2007	2008
	(In thousands, except per share data)

Statement of Operating Data:
Transportation and Services revenue	$506,968	$594,200	$787,348	$810,443	$942,011
Manufacturing revenue	97,988	120,741	155,204	239,917	254,794

Total revenue	604,956	714,941	942,552	1,050,360	1,196,805
Operating expenses:
Materials, supplies and other	200,843	212,532	249,500	279,359	304,858
Rent	21,621	19,910	22,445	24,595	23,345
Labor and fringe benefits	79,504	82,541	90,294	111,617	118,737
Fuel	89,341	126,893	157,070	169,178	227,489
Depreciation and amortization(a)	48,100	45,255	45,489	46,694	47,255
Taxes, other than income taxes	19,096	16,793	17,667	16,594	14,855
(Gain) Loss on Property Dispositions	247	(4,538)	(194)	(3,390)	(954)
Cost of goods sold — services	—	—	—	590	34,116
Cost of goods sold — manufacturing	94,343	112,232	141,589	228,190	242,309

Cost of sales	553,095	611,618	723,860	873,427	1,012,010
Selling, general and administrative expenses	31,709	47,654	66,280	68,727	81,907
Goodwill impairment	—	—	—	—	1,124

Total operating expenses	584,804	659,272	790,140	942,154	1,095,041

Operating income	20,152	55,669	152,412	108,206	101,764
Other income	3,179	1,801	3,799	2,532	2,345
Interest expense	39,023	31,590	18,354	20,578	26,864
Debt retirement expenses	—	11,732	1,437	23,938	2,379

Income (loss) before reorganization items, fresh-start adjustments, income taxes, discontinued operations and extraordinary items	(15,692)	14,148	136,420	66,222	74,866
Reorganization items and fresh-start adjustments(b)	142,108	—	—	—	—
Income taxes	—	4,144	49,822	21,855	27,340

Net income (loss) before discontinued operations and extraordinary items	(157,800)	10,004	86,598	44,367	47,526

Discontinued operations, net of tax(c)	11,045	1,809	5,654	(6)	485
Extraordinary item(d)	(151,149)	—	—	—	—

Net income	$4,394	$11,813	$92,252	$44,361	$48,011

Net income per common share — basic		$0.25	$1.52	$0.79	$0.95
Net income per common share from continuing operations — basic		$0.21	$1.43	$0.79	$0.94
Net income per common share from discontinued operations - basic		$0.04	$0.09	$—	$0.01
Net income per common share — diluted		$0.24	$1.47	$0.77	$0.94
Net income per common share from continuing operations - diluted		$0.20	$1.38	$0.77	$0.93
Net income per common share from discontinued operations - diluted		$0.04	$0.09	$—	$0.01
Shares used in computing basic net income per common share		47,594	60,743	56,245	50,459
Shares used in computing diluted net income per common share		49,248	62,801	57,679	50,832

	Fiscal Years Ended December 31,
	2004	2005	2006	2007	2008

Statement of Financial Position Data:
Cash, restricted cash and cash equivalents(e)	$55,827	$13,959	$5,113	$5,021	$1,217
Working capital(f)	91,890	46,204	44,251	70,434	75,735
Total assets	667,677	623,284	671,003	760,811	839,251
Long-term debt, including current portion	406,433	200,000	119,500	439,760	419,970
Stockholders’ equity	100,098	253,701	358,653	125,391	158,709

	Fiscal Years Ended December 31,
	2004	2005	2006	2007	2008

Other Data:
Net cash provided by operating activities	$36,197	$71,259	$136,921	$115,766	$122,830
Net cash provided by (used in) investing activities	$27,228	$(27,493)	$(63,899)	$(131,291)	$(104,207)
Net cash (used in) provided by financing activities	$(52,055)	$(76,452)	$(81,868)	$15,433	$(22,427)
Adjusted EBITDA(g)(h)	$82,028	$110,949	$211,811	$159,758	$156,567
Capital expenditures	$12,520	$47,279	$90,042	$109,315	$97,892
Towboats (at period end)(i)	165	155	148	162	152
Barges (at period end)(i)	3,369	3,300	3,010	2,828	2,645
Ton-miles from continuing operations affreightment	43,140,000	40,038,964	41,797,859	39,271,112	35,361,326
Ton-miles from continuing operations non-affreightment(j)		2,705,200	3,317,000	4,326,404	4,100,050

(a)	Fresh-start accounting was adopted on emergence from bankruptcy on January 1, 2005, and is reflected in the basis of our properties and related depreciation since that date.

(b)	We filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Court on January 31, 2003. Items related to the reorganization are presented separately in accordance with the American Institute of Certified Public Accountants (AICPA) Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code.” In 2004, we recorded a loss of $35,206 from the sale of Argentina assets and other reorganization items of $21,715. In the fourth quarter 2004, we recorded $85,187 in fresh-start accounting adjustments due to the emergence from bankruptcy.

(c)	In all periods presented the operations of the Dominican Republic and Venezuela businesses, on a net of tax basis, have been presented as discontinued operations. Included in 2006 is the $4.8 million, net of tax, gain on the Venezuela business. Included in 2004 is a gain on the discharge of debt related to the discontinued operation of $2.2 million.

(d)	In the fourth quarter 2004 we recorded a gain on discharge of debt of our continuing operations $151,149 due to our emergence from bankruptcy.

(e)	Includes $9,182 at December, 2004 in restricted cash held in escrow to repay the bonds guaranteed by MARAD.

(f)	We define working capital as total current assets minus total current liabilities.

(g)	Adjusted EBITDA represents net income before interest, income taxes, depreciation and amortization, adjusted as described below. Adjusted EBITDA provides useful information to investors about us and our financial condition and results of operations for the following reasons: (i) it is one of the measures used by our board of directors and management team to evaluate our operating performance, (ii) it is one of the measures used by our management team to make day-to-day operating decisions, (iii) certain management compensation is based upon performance metrics which are Adjusted EBITDA as a component, (iv) it is used by securities analysts, investors and other interested parties as common performance measure to compare results across companies in our industry and (v) covenants in our debt agreements contain financial ratios based on EBITDA. For these reasons, we believe Adjusted EBITDA is a useful measure to represent to our investors and other stakeholders.

(h)	For the year ended December 31, 2004, Adjusted EBITDA excludes an extraordinary gain of $155,358 from the discharge of debt according to the Plan of Reorganization and a nonrecurring expense of $139,951 for reorganization items and fresh-start adjustments.

(i)	Includes equipment operated by foreign subsidiaries through date of disposal.

(j)	Unavailable prior to 2005.

The following table reconciles net income to Adjusted EBITDA.

	Fiscal Years Ended December 31,
	2004	2005	2006	2007	2008

Net income	$4,394	$11,813	$92,252	$44,361	$48,011
Interest income	(944)	(1,037)	(697)	(295)	(194)
Interest expense	39,023	43,322	19,791	44,516	29,243
Depreciation and amortization	53,175	49,121	48,806	49,371	51,876
Income taxes	1,787	7,730	51,659	21,805	27,631
Adjustments:
Reorganization items	56,921	—	—	—	—
Fresh start accounting	83,030	—	—	—	—
Gain on discharge of debt	(155,358)	—	—	—	—

Adjusted EBITDA	$82,028	$110,949	$211,811	$159,758	$156,567

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

•	Overview. This section provides a general description of the Company and its business, as well as developments the Company believes are important in understanding the results of operations and financial condition or in understanding anticipated future trends.

•	Results of Operations. This section provides an analysis of the Company’s results of operations for the year ended December 31, 2008 compared to the results of operations for the year ended December 31, 2007 and an analysis of the Company’s results of operations for the year ended December 31, 2007 compared to the results of operations for the year ended December 31, 2006.

•	Liquidity and Capital Resources. This section provides an overview of the Company’s sources of liquidity, a discussion of the Company’s debt that existed as of December 31, 2008 and an analysis of the Company’s cash flows for the years ended December 31, 2008, December 31, 2007 and December 31, 2006. This section also provides information regarding certain contractual obligations.

•	Seasonality. This section describes the seasonality of our business.

•	Changes in Accounting Standards. This section describes certain changes in accounting and reporting standards applicable to the Company.

•	Critical Accounting Policies. This section describes accounting policies that are considered important to the Company’s financial condition and results of operations, require significant judgment and require estimates on the part of management in application. The Company’s significant accounting policies, including those considered to be critical accounting policies, are also summarized in Note 1 to the accompanying consolidated financial statements.

•	Quantitative and Qualitative Disclosures about Market Risk. This section describes our exposure to potential loss arising from adverse changes in fuel prices, interest rates and foreign currency exchange rates.

•	Risk Factors and Caution Concerning Forward-Looking Statements. This section references important factors that could adversely affect the operations, business or financial results of the Company or its business segments and the use of forward-looking information appearing in this annual report on Form 10-K, including in MD&A and the consolidated financial statements. Such information is based on management’s current expectations about future events, which are inherently susceptible to uncertainty and changes in circumstances.

OVERVIEW

Our Business

We are one of the largest and most diversified marine transportation and services companies in the United States, providing barge transportation and related services under the provisions of the Jones Act, as well as the manufacturing of barges and other vessels, including ocean-going liquid tank barges. We are the third largest provider of dry cargo barge transportation and second largest provider of liquid tank barge transportation on the United States Inland Waterways, consisting of the Mississippi River System, its connecting waterways and the Gulf Intracoastal Waterway (the “Inland Waterways”), accounting for 13.5% of the total inland dry cargo barge fleet and 12.9% of the total inland liquid cargo barge fleet as of December 31, 2007, according to Informa. We do not believe that these percentages have varied significantly during 2008, but competitive surveys are normally not available until March of each year.

Our manufacturing segment was the second largest manufacturer of dry cargo barges in the United States in 2008 according to Criton industry data. We believe this also approximates our ranking in terms of construction of liquid tank barges (including both inland and ocean-going liquid tank barges).

We provide additional value-added services to our customers, including warehousing, third-party logistics through our BargeLink LLC joint venture. Our operations incorporate advanced fleet management practices and information technology systems which allows us to effectively manage our fleet.

During the fourth quarter of 2007, we acquired Elliot Bay Design Group, a naval architecture and marine engineering firm, which will continue to provide architecture, engineering and production support to its many customers in the commercial marine industry, while providing ACL with expertise in support of its transportation and manufacturing businesses.

During the second quarter of 2008, we acquired the remaining ownership interests of Summit Contracting, LLC (“Summit”). We had previously made an investment equal to 30% ownership in this entity in May 2007. Summit provides environmental and civil construction services to a variety of customers.

Certain of the Company’s international operations have been recorded as discontinued operations in all periods presented due to the sale of all remaining international operations in 2006. Operations ceased in the Dominican Republic in the third quarter of 2006 and operations ceased in Venezuela in the fourth quarter 2006. See Note 15 to the accompanying consolidated financial statements.

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

This overall level, therefore, represents the second lowest number of barges in operation within our industry since 1992. Competition is intense for barge freight transportation. Industry data for 2008 should become available in March 2009 but is not expected to significantly impact this trend. The top five carriers (by fleet size) of dry and liquid barges comprise over 62% of the industry fleet in each sector as of December 31, 2007. The average economic useful life of a dry cargo barge is generally estimated to be between 25 and 30 years and between 30 and 35 years for liquid tank barges.

The demand for dry cargo freight on the Inland Waterways is driven by the production volumes of dry bulk commodities transported by barge as well as the attractiveness of barging as a means of freight transportation. Historically, the major drivers of demand for dry cargo freight are coal for utility companies, industrial and coke producers, and export markets; construction commodities such as cement and limestone; and coarse grain, such as corn and soybeans, for export markets. Other commodity drivers include products used in the manufacturing of steel, finished and partially-finished steel products, ores, salt, gypsum, fertilizer and forest products. The demand for our liquid freight is driven by the demand for bulk chemicals used in domestic production, including styrene, methanol, ethylene glycol, propylene oxide, caustic soda and other products. It is also affected by the demand for clean petroleum products and agricultural-related products such as ethanol, edible oils, bio-diesel and molasses.

Freight rates in both the dry and liquid freight markets are a function of the relationship between the amount of freight demand for these commodities and the number of barges available to load freight. Certain spot rate contracts, particularly for grain, are subject to significant seasonal fluctuations and also react to weather, crop size, producer market timing and export estimates through the Port of New Orleans. We are uncertain as to the impact that the instability in the financial markets and recession-like trends in certain of our commodity markets may have on volumes or pricing of particular commodities at this time. We intend to be ready to capitalize on market demand shifts and continue to believe that barge transportation remains the lowest cost provider of shipping services.

For purposes of industry analysis, the commodities transported in the Inland Waterways can be broadly divided into four categories: grain, bulk, coal, and liquids. Using these broad cargo categories, the following graph depicts the total millions of tons shipped through the United States Inland Waterways for 2008, 2007 and 2006 by all carriers according to data from the US Army Corps of Engineers Waterborne Commerce Statistics Center (the “Corps”). The Corps does not estimate ton-miles, which we believe is a more accurate volume metric. Note that the most recent periods are typically estimated for the Corps’ purposes by lockmasters and retroactively adjusted as shipper data is received.

Source: U.S. Army Corps of Engineers Waterborne Commerce Statistics Center

The Manufacturing Industry.  Our manufacturing segment competes with companies also engaged in building equipment for use on both the Inland Waterways and in ocean-going trade. Based on available industry data, we believe our manufacturing segment is the second largest manufacturer of dry cargo and liquid tank barges for Inland Waterways use in the United States. Due to the relatively long life of the vessels produced by inland shipyards and the relative oversupply of barges built in the late 1970’s and early 1980’s there has only recently been a resurgence in the demand for new barges as older barges are retired or liquid tank barges are made obsolete by USCG requirements. This heightened demand may ultimately increase the competition within the segment.

Consolidated Financial Overview

Year ended December 31, 2008 compared to December 31, 2007

In 2008 the Company’s net income increased by $3.6 million or 8.2% to $48.0 million.

The following table enumerates certain amounts appropriately included in the determination of net income of 2008 and 2007 that impact comparability. These amounts are separately enumerated only to enhance clarity of comparison of the results for the two years.

			Increase
	2008	2007	(decrease)

Net income	$48.0	$44.4	3.6

After tax identified non-comparable expenses (income):
Debt retirement expenses	1.5	16.0	(14.5)
Jeffboat inventory and valuation adjustments	—	2.1	(2.1)
Multi-employer pension expense buy-out	—	1.4	(1.4)
Realization of certain deferred tax assets	—	(1.8)	1.8
Refinancing cost write-off	—	1.0	1.0
Acquired goodwill impairment charge	—	0.7	0.7
Reversal of multi-employer pension expense buy-out	—	(1.3)	(1.3)
Discontinued operations	(0.5)	—	(0.5)

Net income after identified non-comparable expenses (income)	$49.4	$62.1	$(12.7)

Debt retirement expenses in 2008 resulted from the second quarter amendment of the Company’s credit facility. Debt retirement expenses in 2007 were incurred on both the retirement of the asset-based revolver in the second quarter and on the retirement of the Company’s 9 1/2% Senior Notes in the first quarter of that year. The refinancing cost write-off in 2008 relates to refinancing costs other than to the Company’s successful February 2009 extension of its credit facility. The retirements of debt are also discussed in Note 3 to the consolidated financial statements and in the “Liquidity and Capital Resources” section. The multi-employer pension expense buy-out was recorded in 2007 based on management’s commitment to that action. The accrual for those expenses was reversed in 2008 as a result of a negotiated agreement with the union. The acquired goodwill impairment charge resulted primarily from the increase in the Company’s weighted average cost of capital utilized to discount projected cash flows of certain acquired subsidiaries resulting in an excess of carrying value over the estimated fair value for certain operations that were carrying goodwill. This matter is further discussed in the fair value footnote to the consolidated financial statements.

Exclusive of these non-comparable expenses (income), income decreased $12.7 million or 20.5% for the year ended December 31, 2008 compared to 2007. The decline in income was driven by $10.9 million lower transportation and $1.3 million lower manufacturing segment operating income. The lower operating income and $6.3 million higher interest costs, due to higher average outstanding balances in 2008, were partially offset by $3.3 million lower income tax expenses.

Lower transportation margins resulted primarily from $28 million in wage and non-fuel cost inflation, almost $17 million from lower ton-mile volume, approximately $16 million in lower boat productivity due to the significant increase in idle barge days in 2008 compared to 2007, $8 million higher target-based incentive compensation accruals, $1 million in unrecovered fuel inflation, $2 million in costs of reductions in force and a $1 million insurance deductible related to the July oil spill. Higher pricing and rates of almost $60 million and $4 million higher scrapping income partially offset the aforementioned higher costs. Transportation cost inflation related to the higher outside fleeting, shifting and towing expenses, higher salaries and wages, higher insurance deductibles, claims adjustments driven by hurricane, flood and ice damage and lower gains on disposal of assets. Lower manufacturing margins resulted primarily from inefficiency associated with the higher engineering costs and construction inefficiency related to a single significant special vessel as the shipyard has continued to improve its hours per ton of steel on the brown-water dry cargo and liquid tank barge lines.

In 2008 Adjusted EBITDA from continuing operations was $155.8 million, a decrease of 2.6% over 2007. See the table at the end of this Consolidated Financial Overview and Selected Financial Data for a definition of EBITDA and a reconciliation of EBITDA to consolidated net income.

In 2008 the Company invested $40.9 million in new liquid tank barges built by the manufacturing segment and barges purchased from third party lessors, $40.9 million in improvements to the existing boat and barge fleet, $7.4 million in improvements to our shipyard, $8.7 million in improvements to our facilities including our marine services facilities along the Inland Waterways, $8.5 million to acquire the remaining equity interests in Summit. During 2008 the Company realized proceeds of $4 million from the disposition of assets.

Year ended December 31, 2007 compared to December 31, 2006

In 2007 the Company’s net income decreased by $47.9 million or 51.9% to $44.4 million.

During the year ended December 31, 2006, the Company’s former international operations (including the after-tax gain of approximately $4.8 million on the sale of its Venezuelan operations) contributed $5.7 million, net of tax to net income in that year. This contribution to net income is recorded in discontinued operations in the consolidated income statement.

In 2007, after-tax debt retirement expenses of $16.0 million were incurred on both the retirement of the asset-based revolver in the second quarter and on the retirement of the Company’s 9.5% Senior Notes in the first quarter. In 2006 after-tax debt retirement expenses of $0.9 million were incurred. The retirement of the asset-based revolver and the Senior Notes is also discussed in Note 3 to the consolidated financial statements and in the “Liquidity and Capital Resources” section.

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

In 2007, EBITDA was $159.8 million, a decrease of 24.6% over 2006. EBITDA as a percent of combined revenue (inclusive of revenue from discontinued operations) declined to 15.2% for the year compared to 22.0% in 2006. See the table at the end of this Consolidated Financial Overview and Selected Financial Data for a definition of EBITDA and a reconciliation of EBITDA to consolidated net income.

The decline in operating results in 2007 was driven by a decline in operating margin, higher interest costs, lower other income partially offset by lower income tax expense. Lower transportation margins resulted from cost inflation in excess of revenue growth. Cost inflation related to the increases in the number of vessel employees; fuel costs, particularly during the fourth quarter; vessel repair costs; and selling, general and administrative expenses. These costs were partially offset by higher scrapping income and gains from the disposal of assets and improved barging productivity. Transportation margins were also impacted by the expense associated with the withdrawal from the multi-employer pension plan pertaining to certain represented terminal employees. Lower manufacturing margins resulted primarily from inefficiency associated with the 28% increase in the number of barges produced and higher labor rates associated with the new contract for represented employees.

During the second and third quarters of 2007, the Company substantially increased its leverage by purchasing $300 million of its common stock in the open market. This represented almost 20% of the previously outstanding shares of our common stock. The acquisition was funded with proceeds from borrowing under the Company’s $600 million revolving credit facility and increased our debt to prior-four-quarter EBITDA ratio to 2.74 to 1.0 at December 31, 2007.

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

Transportation

For the years ended December 31, 2008, 2007 and 2006 affreightment contracts comprised approximately $649 million, $595 million and $635 million of the Company’s transportation segment’s total revenues. This represented 72%, 74% and 81% of the segment’s revenues in those respective years. Under such contracts our customers hire us to move cargo for a per ton rate from an origin point to a destination point along the Inland Waterways on the Company’s barges, pushed primarily by the Company’s towboats. Affreightment contracts include both term and spot market arrangements.

The remaining segment revenues (“non-affreightment revenues”) were generated either by demurrage charges related to affreightment contracts or by other contractual arrangements with customers: charter/day rate contracts, outside towing contracts, or other marine services contracts. Transportation revenue for each contract type is summarized in the key operating statistics table below.

Outside towing revenue is earned by moving barges for other affreightment carriers at a specific rate per barge move. Marine services revenue is earned for fleeting, shifting and cleaning services provided to third parties or from the sale of barges for scrap.

During 2008, 2007 and 2006 we deployed additional barges to serve customers under charter/day rate contracts due to strong demand and attractive, available pricing for such service. The demand for such arrangements slackened significantly in the last half of 2008 with only 149 barges devoted to charter/day rate service at December 31, 2008. On average, an additional 3, 38 and 20 liquid tank barges in 2008, 2007 and 2006, respectively, were devoted to these non-affreightment contracts when compared to the immediately preceding years. This represented redeployment of an additional 1%, 10% and 5%, respectively, of our average liquid tank fleet in those years to this type of service (for an average total of 155, 152 and 114 tank barges or 40%, 40% and 30% of our average liquid tanker fleet in the three years). The pricing attained for this type of service and the increased number of barges deployed drove charter and day rate revenue up 17% in 2008, 52% in 2007 and 82% in 2006, respectively, in comparison to the immediately preceding year.

Key operating statistics regarding our transportation segment are summarized in the following table.

	Year Ended	%	Year Ended	%	Year Ended
	December 31,	Change to	December 31,	Change to	December 31,
	2008	2007	2007	2006	2006

Ton-miles (000’s):
Total dry	32,509,103	(9.8)%	36,022,374	(5.3)%	38,020,770
Total liquid	2,852,223	(12.2)%	3,248,738	(14.0)%	3,777,089

Total affreightment ton-miles	35,361,326	(10.0)%	39,271,112	(6.0)%	41,797,859
Total non-affreightment ton-miles	4,100,050	(5.2)%	4,326,404	30.4%	3,317,000

Total ton-miles	39,461,376	(9.5)%	43,597,516	(3.4)%	45,114,859

Average ton-miles per affreightment barge	13,817	(4.6)%	14,479	5.5%	13,730
Rates per ton mile:
Dry rate per ton-mile				18.9%	(1.6)%
Fuel neutral dry rate per ton-mile				7.8%	(1.2)%
Liquid rate per ton-mile				34.3%	13.1%
Fuel neutral liquid rate per-ton mile				12.9%	13.3%
Overall rate per ton-mile	$18.38	21.0%	$15.19	(0.2)%	$15.22
Overall fuel neutral rate per ton-mile	$16.46	8.4%	$15.26	0.2%	$14.59
Revenue per average barge operated	$327,830	18.3%	$277,018	8.8%	$254,640
Fuel price and volume data:
Fuel price	$3.17	49.1%	$2.13	8.6%	$1.96
Fuel gallons	71,704	(9.8)%	79,500	(0.8)%	80,130
Revenue data (in thousands):
Affreightment revenue	$649,212	9.0%	$595,438	(6.2)%	$635,093
Towing	81,629	26.2%	64,660	35.0%	47,900
Charter and day rate	76,977	17.0%	65,793	51.9%	43,310
Demurrage	49,579	11.6%	44,426	9.0%	40,763
Other	39,875	4.1%	38,300	88.8%	20,282

Total non-affreightment revenue	248,060	16.4%	213,179	40.0%	152,255

Total transportation segment revenue	$897,272	11.0%	$808,617	2.7%	$787,348

Data regarding changes in our barge fleet for the fourth quarter of 2008 and the past three years ended December 31, 2008 are summarized in the following table.

Barge Fleet Changes

Domestic Barges — Fourth Quarter	Dry	Tankers	Total

Barges operated as of the end of the 3rd quarter 2008	2,303	380	2,683
Retired	(28)	—	(28)
New builds	—	11	11
Purchased	15	—	15
Change in number of barges leased	(36)	—	(36)

Barges operated as of the end of 2008	2,254	391	2,645

Barges — Last three years	Dry	Tankers	Total

Barges operated as of the end of 2005	2,803	371	3,174
Retired	(228)	(18)	(246)
New builds	70	16	86
Change in number of barges leased	(6)	2	(4)

Barges operated as of the end of 2006	2,639	371	3,010
Retired	(258)	3	(255)
New builds	50	13	63
Purchased	37	—	37
Change in number of barges leased	(28)	1	(27)

Barges operated as of the end of 2007	2,440	388	2,828
Retired	(123)	(8)	(131)
New builds	—	11	11
Purchased	16	—	16
Change in number of barges leased	(79)	—	(79)

Barges operated as of the end of 2008	2,254	391	2,645

Data regarding our boat fleet at December 31, 2008 is contained in the following table.

Owned Boat Counts and Average Age by Horsepower Class

		Average
Horsepower Class	Number	Age

1,950 or less	52	31.8
Less than 4,300	22	34.6
Less than 6,200	43	34.0
7,000 or over	15	31.5

Total/overall age	132	33.0

In addition to the 132 boats detailed above, the Company had 20 chartered boats in service at December 31, 2008. The average life of a boat (with refurbishment) exceeds 50 years. Twelve owned boats are included in assets held for sale at December 31, 2008. During the first quarter of 2007, the Company entered into an agreement to purchase 20 towboats (and related equipment and supplies) from McKinney for $15.6 million in cash. The transaction doubled the size of ACL’s Gulf-region fleet.

Transportation segment revenue increased $88.7 million or 11.0% to $897.3 million in the year ended December 31, 2008 compared with 2007. Higher affreightment pricing and increased revenue from towing and charter day rate contracts more than offset lower volumes. Higher scrapping revenue and higher demurrage also contributed to the increase. Rates per ton-mile increased 21.0% on a gross basis and 8.4% on a fuel-neutral basis over the prior year. Total ton-mile volume declined by 9.5% over 2007.

Our dry business for the year ended December 31, 2008 was impacted by a greater than 20% decline in grain volume, largely offset by higher grain rates when compared to 2007. For the full year ended December 31, 2008 grain pricing increased almost 20% from the prior year’s level. Grain volumes were impacted by the difficult operating conditions experienced during the first three quarters, but more so by the ocean going freight differential which strongly favored the Pacific Northwest over the Port of New Orleans until late in the year.

We have not, since the beginning of 2006, negotiated term contracts for grain movements and accepted the potentially greater volatility in tariff rates in the spot market. The average annual rates for the mid-Mississippi River, which we believe is a fair indicator of the total market, increased over 60% in 2005 over

2004. Rates in 2006 rose an incremental 20% over 2005 levels. Rates in 2007 declined approximately 6% from the 2006 levels, but remained 15% above 2005 levels. Rates in 2008 increased 24% over 2007. While we believe our decision to move all of our grain business to spot market pricing favorably impacted recent years when compared to prior years’ pricing levels, it has also exposed us to greater volatility. The differential between peak and trough rates has averaged 123% over the last five years, with the differential substantially narrower in 2008 due to the persistent poor operating conditions in the first three quarters of the year. Though quoted tariff rates are a general indicator of the market, the year-over-year change in quoted tariff rates will not match our change in grain rates per ton-mile due to timing of shipment volume and river segment mix. The average mid-Mississippi tariff rates, which are quoted as a percentage of a base rate, for both the years ended December 31, 2008 and 2007, respectively, were approximately 522% and 419%.

Excluding the year-over-year impact of grain, average dry rates per ton-mile increased 19.7% in the year ended December 31, 2008 compared to 2007. A higher portion of 2008 coal tonnage moved in the higher margin spot market and under higher margin non-legacy contracts than in the prior year yielding strong total coal rate increases. Stronger term contract pricing on bulk cargoes also contributed to the positive rates.

Our overall coal volume was essentially flat in 2008 compared to 2007. Bulk volumes ended the year down over 6%, with weaker performance as the general economy weakened late in the year.

Another contributing factor to lower year-over-year volume for the year ended December 31, 2008 was Inland Waterways’ weather conditions for the year were comparatively much worse with approximately 42,000 lost barge days in 2008 vs. 16,500 days in 2007. This is equivalent to parking 115 barges and not using any of them for the entire year.

In addition to the growth in affreightment revenues, non-affreightment revenues, particularly outside towing and liquid charter/day rate contracts, increased almost 20% over the prior year. Revenues per average barge increased 18.3% in the year ended December 31, 2008 over their full year 2007 level. During the year ended December 31, 2008, we operated 6.2% fewer barges on average than in 2007.

Manufacturing

In 2008, the manufacturing segment delivered 11 tank barges for internal use compared to 50 dry cargo barges and 13 liquid tank barges during 2007. During the year, manufacturing sold to third parties 191 dry cargo barges, 53 tank barges, 10 hybrid vessels and four special vessels compared to 311 dry cargo barges, 28 tank barges and two special vessels during 2007. Through December 31, 2008, 34.5 production days were lost this year due to weather, over 25% more than the days lost in 2007. Manufacturing operating margin for the 2008 full year increased 60 basis points from 3.2% to 3.8% compared to 2007. Excluding impact of the prior year Jeffboat inventory and valuation adjustments of $3.3 million, operating margins declined by 0.8 points, driven by the losses on one special vessel. The special vessel losses were driven by higher than anticipated engineering costs and construction inefficiencies in its manufacture. The shipyard improved its year over year hours per ton of steel on the brown-water dry cargo barges by 19% and liquid tank barges by 9%.

Manufacturing segment units produced for sale or internal use:

	Years Ended December 31,
	2008	2007	2006

External sales:
Liquid tank barges	53	28	25
Ocean tank barges	4	2	2
Dry cargo barges*	201	311	202

Total external units sold	258	341	229

Internal sales:
Liquid tank barges	11	13	16
Dry cargo barges	—	50	70

Total units into production	11	63	86

Total units produced	269	404	315

*	Includes 10 hybrid barges in 2008

Consolidated Financial Overview — Non-GAAP Financial Measure Reconciliation

NET INCOME TO EBITDA RECONCILIATION

	Year Ended Dec. 31,
	2008	2007	2006
	(Dollars in thousands)
	(Unaudited)

Income from continuing operations	$47,526	$44,367	$86,598
Discontinued operations, net of income taxes	485	(6)	5,654

Consolidated Net Income	$48,011	$44,361	$92,252

Adjustments from continuing operations:
Interest income	(156)	(161)	(46)
Interest expense	26,864	20,578	18,354
Debt retirement expenses	2,379	23,938	1,437
Depreciation and amortization	51,876	49,371	47,378
Taxes	27,340	21,855	49,822
Adjustments from discontinued operations:
Interest income	(38)	(134)	(651)
Depreciation and amortization	—	—	1,428
Taxes	291	(50)	1,837

Adjusted EBITDA from continuing operations	155,829	159,948	203,543
Adjusted EBITDA from discontinued operations	738	(190)	8,268

Adjusted consolidated EBITDA	$156,567	$159,758	$211,811

Selected segment EBITDA calculations:
Transportation net income	$38,015	$36,389	$78,364
Interest income	(145)	(160)	(46)
Interest expense	26,788	20,578	18,354
Debt retirement expenses	2,379	23,938	1,437
Depreciation and amortization	47,255	46,694	45,489
Taxes	27,114	21,855	49,822

Transportation EBITDA	$141,406	$149,294	$193,420

Manufacturing net income	$16,577	$18,850	$19,116
Depreciation and amortization	2,858	2,595	1,889

Total Manufacturing EBITDA	19,435	21,445	21,005
Intersegment profit	(6,839)	(11,057)	(10,882)

External Manufacturing EBITDA	$12,596	$10,388	$10,123

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

Outlook

As the Company enters 2009, the uncertainties surrounding the economy in general heighten the normal risks and uncertainties surrounding forward-looking information which we address in Section 1A “Risk Factors.” We have completed the amendment of our credit facility as discussed in the “Subsequent Events” note to the consolidated financial statements and the Liquidity section. The higher cost of debt, at the 550 basis points over a LIBOR floor of 3%, would have essentially increased our interest expense by approximately $20 million had it been in place during 2008. On an after-tax basis, this would have represented a reduction of over one-third in our diluted earnings per share. The credit availability under the amendment is reduced by $75 million initially, with further reductions at year end 2009 and 2010. We believe that this is a sufficient level to continue to adequately fund our business and we have other available options under the amendment to increase liquidity if necessary. We intend to continue to focus on reducing our operating costs and improving productivity to preserve liquidity.

Transportation:  We believe that our value proposition is to deliver the safest, cleanest, most cost effective and innovative transportation solutions to our customers. Barge transportation is widely recognized as the lowest cost, cleanest, safest and most fuel efficient mode of transportation in the U.S. and is estimated to be operating at below current infrastructure capacity.

We expect to continue to evolve our portfolio mix of commodities. Our review of historical industry data for waterborne movement indicates that liquid commodity barge movement is generally a steady growth and demand market with less volatility than certain dry commodities such as grain. Management believes its liquid tank barge fleet is comparable to the industry in both condition and age. All of the barges built by our manufacturing division for the transportation division in 2008 were liquid cargo barges, expanding our liquids capacity. We are currently maintaining our flexibility with regard to new barge investment in 2009, though several additional liquid barges, begun in 2008, will be completed and delivered in the first quarter of 2009. However, with the economic contraction in late 2008, we experienced declines in liquid demand greater than those in our dry portfolio. We expect, over the long term, that liquid demand will again strengthen. We expect that we will need to opportunistically pursue available loadings in our most profitable lanes. But through organic growth, which we define as the combination of new business from new and existing customers, we believe that over time our portfolio mix will approach a breakdown closer to 35% liquids, 15% coal, 25% bulk, 15% grain, 5% steel and 5% emerging markets. On a year-to-date basis we believe we have generated over $93 million in new organic growth, including $32 million of coal/energy, $47 million of bulk and $14 million of liquid growth. Our mix in 2009 may not, even directionally, move closer to that goal, as many commodities that we have profitably moved in the past will likely not move in quantities or at rates that they would in a more “normal” economic environment. Our 2008 portfolio breakdown is discussed Item 1 “The Business.”

Our objectives in the dry markets are to pursue growth that fits within our scheduled service model while retaining existing business that fits in this model. Management believes the key to our success in the dry markets will again be driven by producing a more valuable transportation service product to compete for more new, ratable business against other transportation modes. We will tighten our network to concentrate more of our assets on higher density, more profitable traffic patterns. This is also a key to increased dry fleet efficiency. We are focused on improving asset turn rates through reduction of average stationary days per barge loading. We expect to continue to focus our efforts on moving more ratable coal and capturing distressed rail movements. New coal business is expected to be market-priced. The majority of our existing coal volume moves under a Legacy Contract and will do so until early 2015. Although the contract contains limited fuel and general cost escalation clauses, it has been only marginally profitable. Utilizing fuel swaps, we have taken action to hedge our estimated cash flow related to expected fuel usage under that Legacy Contract in an effort to execute the contract at more profitable levels.

Over the past few years, there has been increasing utilization of existing coal-fired power generating capacity. According to Criton the prospects for coal shipments to the power generating sector will be impacted by the current economic recession, declining slightly in 2009 and increasing slowly thereafter. Distribution patterns may be further affected by flue-gas desulphurization (“FGD”) retrofitting and are expected to continue to negatively impact miles per trip as retrofitted plants shift to higher-sulfur coal resulting in shorter trips. Criton projects a decline in coal exports through the lower Mississippi driven by the collapse of international steel demand and the stronger U.S. dollar. In addition, increases in limestone and gypsum movement, due to clean air laws that are resulting in their use to reduce sulfur emissions from coal-fired electricity generation, have been more than offset by reductions in construction related movement.

As we move to replace a portion of the grain moved by barge, we continue to seek expansion in large, ratable dry shipments with existing and new customers in the Company’s primary service lanes. Much of the new business we are realizing are conversions from other modes of transportation, primarily rail. The Company expects to continue to offer these modal alternatives in chemicals as well as in new target markets such as forest products/lumber, coal/scrubber stone, energy products, and in emerging markets like municipal solid waste. We believe that there is significant opportunity to move by barge certain cargoes that currently move via truck and rail. With ACL facilities in St. Louis, Memphis, New Orleans and Chicago, we believe we have a strong, strategically located core of base locations to begin to offer one-stop transportation services. In fact, several of the cargo expansions in 2007 and 2008 included multi-modal solutions through our terminal locations. Our new Lemont, Illinois facility, located just outside of Chicago, provides terminaling and warehousing services for clients shipping and receiving their products by barge. Through Lemont, we are transloading products to be routed to or through Chicago. The Lemont facility also handles products manufactured in the greater Chicago area which are destined to the southern United States and to export markets.

At December 31, 2007, almost 71% of our total fleet consisted of covered hopper barges. The demand for coarse grain freight, particularly transport demand for corn, has been an important driver of our revenue. We expect grain to still be a component of our future business mix. However, the grain flows we expect to pursue going forward are the ratable, predictable flows. Smaller, more targeted, export grain programs that run ratably throughout the year are likewise attractive as they are not as susceptible to volatile price swings and seasonal harvest cycles. The complex interrelationships of agricultural supply/demand, the weather, ocean going freight rates and other factors lead to a high degree of less attractive volatility in both demand and pricing. Our service commitment is to build and maintain a covered barge fleet that handles ratable, profitable commodities. We expect that the introduction of new demand will over time drive our grain position down to approximately 15% of our revenue base.

Although we expect to significantly reduce our exposure to seasonal grain moves, grain is still expected to be both an important commodity for us and, as circumstances allow, a tactical opportunity. The United States Department of Agriculture (the “USDA”) forecasted, as of February 10, 2009, corn exports of 1.750 billion bushels for the 2008/2009 crop year or almost 30% lower than the 2.436 billion bushels for the projected 2007/2008 crop year. Crop years are measured from September 1 through August 31 of the next calendar year. The total 2008/2009 corn harvest was estimated to be approximately 12.1 billion bushels, almost one billion bushels below the prior year’s level. Though the estimated corn harvest size is down, if recent changes in ocean-going freight rates which currently favor the port of New Orleans over the Pacific Northwest, export demand through New Orleans could drive grain demand higher than the prior year on the Inland Waterways. The volume of grain moved on the Inland Waterways is not solely related to the crop harvest but is also significantly impacted by the freight rate differentials of shipping from the Pacific Northwest or from New Orleans. For most of 2008, the ocean freight rates favored the Pacific Northwest and consequently an increased share of grain moved by rail for shipping from the Northwest. Ocean freight rates currently favor shipping from New Orleans, and if this favorable differential is maintained, we expect an increased share of grain will move on the Inland Waterways for shipment from New Orleans.

According to Informa, from 1998 to 2005, the Inland Waterways fleet size was reduced by 2,407 dry cargo barges and 54 liquid tank barges for a total reduction of 2,461 barges, or 10.7%. Informa indicates that the industry fleet, net of barges scrapped, increased by 240 dry cargo barges and 24 tank barges in the past two years, ending 2007 at 18,029 dry and 2,866 liquid barges, for a total fleet size of 20,895. This overall level remains 9.5% below the 1998 level. We believe capacity will continue to be taken out of the industry as older barges reach the end of their useful lives. From an overall barge supply standpoint, we believe that approximately 25% of the industry’s existing dry cargo barges will be retired in the next three to seven years. We also believe that a like number of barges will be built during this period, although the exact number of additions or reductions in any given year is difficult to estimate. The average economic useful life of a dry cargo barge is generally estimated to be between 25 and 30 years and between 30 and 35 years for liquid tank barges. Our fleet of dry cargo barges will see approximately one-third of the 2,254 barges in service reach 30 years of age by the end of 2010. We may replace lost capacity through new builds, acquisitions, barge refurbishments and increased asset utilization.

Freight rates in both the dry and liquid freight markets are a function of the relationship between the amount of freight demand and the number of barges available to load freight. We believe the current supply/demand relationship for dry cargo freight indicates that recent improvements in contract market freight rates will stabilize or decline in the near term with the possibility of further moderate increases in freight rates in the future if capacity continues to decline. The currently distressed economic environment may result in excess barge capacity in the near term lowering available spot rate pricing and pressuring price on term contract renewals. Fuel price increases which we experienced in 2008 acted to increase rates due to contractual fuel rate adjustment clauses. These rate increases resulted in decreased margin percentages as roughly similar amounts are added to revenue and to expense. With the decline in fuel pricing, we expect rates to fall per the fuel adjustment clauses in our contracts in 2009. We believe the supply/demand relationship for liquid freight, over the longer term, may also continue to benefit from tightened supply/demand dynamics in the industry. In the near term the economic slowdown is expected to decrease demand for liquid movements.

If liquid markets return to normal form, we may continue to shift a larger portion of our liquid fleet business to day rate contracts, rather than affreightment contracts. Such a shift may result in a reduction in tonnage but an increase in revenues per barge as we would be paid a per diem rate regardless of the tonnage moved.

The market dynamics surrounding term contracts are changing rapidly. In the fourth quarter we renewed, extended or moved to spot rates 72 of 96 lapsing contracts. This represented approximately $91 million of renewals at essentially flat fuel-neutral rates, primarily as a result of base fuel rate concessions negotiated by our dry cargo customers. Liquid rates increased approximately 10%. Approximately $34 million in contracts were extended on existing terms and the remainder moved to spot contracts. We chose not to renew approximately $8 million in contracts that did not meet our profitability requirements and lost contract renewal bids on approximately $10 million. Additionally, as to $8 million of these contracts, the customer is no longer, at least temporarily, moving that commodity. Almost a third of term contracts are expected to enter the renewal process in 2009, primarily in the fourth quarter. Almost half of those entering renewal are one year old, almost a third are two years old, with the balance three years old.

From an expense standpoint, fuel price increases may impact profitability in three primary ways. First, contractual protection in the Company’s newest term contracts operate on a one month lag thereby exposing us to approximately a 45 day delay in recovering higher prices (which, conversely, can lead to a recovery of some portion of exposures in periods of falling prices). Some older term contracts are adjusted quarterly thus lengthening our exposure. We have been changing the frequency of rate adjustments for fuel price from quarterly to monthly as we renew our contracts. Our fuel price risk is highest in periods of rapidly escalating fuel prices. Second, fuel rates may move ahead of booked-forward spot market pricing. Third, fuel expense is a significant component of the cost structure of other fleeting, shifting and towing vendors that we use. These costs are passed through to us in higher rates for such services and we are generally unable to pass these increases through to our customers. In the third and fourth quarters of 2008, we believe we recovered more than 100% of our direct fuel cost through the fuel rate adjustment clauses in our contracts as significant rapid decline in fuel prices provided a benefit. For the full year 2008 we estimate that fuel costs drove only approximately $1.3 million of the decline in our operating income though the quarterly volatility was much higher. In anticipation of further instability in fuel pricing, in December 2007 we started hedging a portion of our non-contract fuel exposure. As of December 31, 2008, we had entered into open fuel swap contracts fixing the price on 10.2 million gallons of our anticipated future fuel usage through December 2009. The fair value of the fuel price swaps at December 31, 2008 was a loss of $13.3 million. Through December 31, 2008 cumulative losses on closed contracts of $0.9 million have been recorded as increases in fuel expense as the purchased fuel was used. We anticipate that we will continue to hedge a portion of the cash flows related to unprotected fuel gallons as monthly contracts expire.

Increases in wages and other costs, if they are not recoverable under contract adjustment clauses or through rates we are able to obtain in the market, also create margin pressure. We anticipate continued pressure on labor rates, which we expect to defray through labor escalators in some of our contracts and through pricing. Competition for experienced vessel personnel is strong, and increases in experienced vessel personnel wage rates have been exceeding the general inflation level for several years. We expect this trend to continue and we may not be able to recover such increases over time. We have taken actions to defer all merit increases that would have occurred on January 1, 2009. In addition, in February 2009 we eliminated approximately 85 positions or 15% of our land-based compensation spend through a reduction in force. This 15% workforce reduction is expected to generate $9.1 million of annualized savings, and approximately $3.3 million in 2009 after related severance and other costs, including the estimated cost of approximately $2.5 million of closing the Houston office, primarily a non-cash charge for the write-off of office leasehold improvements. In total, through reductions in force since March 2008 approximately $18 million in aggregate annualized compensation has been eliminated through eliminating redundancies and organizational layers which were not required to execute our programs. By broadening the span of control of our managers, and streamlining decision-making, we have eliminated one half of the vice president and senior vice president positions in the last twelve months. The closing of our Houston office allows us to further streamline our operations while continuing to reduce cost. We have also challenged other selling, general and administrative expenses and expect reductions in those costs, including the elimination of our association with NASCAR among other discretionary amounts.

Manufacturing:  Industry estimates suggest that there will continue to be significant demand for dry cargo barge replacement over the next several years. Criton has estimated that 5,000 new dry cargo barges will be required to replace retiring barges and fuel expected new demand. At December 31, 2008, our manufacturing sales backlog, including legacy and non-legacy contracts, was approximately $212 million of contracted revenue with expected deliveries extending into the second half of 2010. This is a decline of approximately $217 million from the end of 2007, due to current year production, $45 million in additional barge bookings and the cancellation of $35 million of towboat contracts included in the 2007 year end backlog. We do not believe that longer term demand has weakened for new barges but recognize that the projected building of replacement barges may be delayed until economic and credit market conditions improve and the demand for barge freight stabilizes. The backlog does not include legacy options until exercised, but we expect most legacy options to eventually be exercised. Almost all of the contracts in the backlog contain steel price adjustments. The actual price of steel at the time of construction may result in contract prices that are greater than or less than those used to calculate the backlog at December 31, 2008. This backlog excludes option units in booked contracts until such options are exercised and our planned construction of internal replacement barges. We are focused on reducing labor costs relative to our bid specifications on our brown water production. During 2008 our labor hours per ton on the dry cargo line improved approximately 19% and clean service liquid tank barge line improved approximately 9% over the prior year improving our realized margins on these contracts.

Additionally, at the end of 2008, we had over $37 million related to more than 100 vessels in our backlog that were priced under contracts or options negotiated at lower estimated margins and with more aggressive labor estimates than in contracts signed since 2006. These will result in sub-optimal margins as they enter production. Unsigned options in these contracts on nearly 200 additional vessels or more than $115 million of revenues are expected to extend the margin impact into 2010 and 2011 if the options are exercised. As a percent of total production, we expect that these vessels will decline in 2009 and beyond as the underlying vessels are completed. A customer also has an option for an additional special vessel identical to the one that drove approximately $5 million in losses during 2008. The losses resulted from an overrun in engineering costs and production inefficiencies, partially due to a lack of completed engineering designs before production started. We do not anticipate similar losses if this option is exercised.

All Legacy Contracts contain steel escalation clauses. Remaining legacy option barges contain steel and other escalation clauses, however, the escalation calculation may not be enough to cover actual inflation on labor and other components. We have not yet determined our level of internal builds for 2009, but estimate that total barge production will be reduced in 2009 over 2008.

AMERICAN COMMERCIAL LINES INC. OPERATING RESULTS by BUSINESS SEGMENT
Year Ended December 31, 2008 as compared with Year Ended December 31, 2007
(Dollars in thousands except where noted) (Unaudited)

				% of Consolidated
				Revenue
	Year Ended Dec. 31,			Year
	2008	2007	Variance	2008	2007

REVENUE
Transportation and Services	$942,011	$810,443	$131,568	78.7%	77.2%
Manufacturing (external and internal)	284,274	290,053	(5,779)	23.8%	27.6%
Intersegment manufacturing elimination	(29,480)	(50,136)	20,656	(2.5)%	(4.8)%

Consolidated Revenue	1,196,805	1,050,360	146,445	100.0%	100.0%
OPERATING EXPENSE
Transportation and Services	849,934	709,906	140,028
Manufacturing (external and internal)	267,748	271,327	(3,579)
Intersegment manufacturing elimination	(22,641)	(39,079)	16,438

Consolidated Operating Expense	1,095,041	942,154	152,887	91.5%	89.7%
OPERATING INCOME
Transportation and Services	92,077	100,537	(8,460)
Manufacturing (external and internal)	16,526	18,726	(2,200)
Intersegment manufacturing elimination	(6,839)	(11,057)	4,218

Consolidated Operating Income	101,764	108,206	(6,442)	8.5%	10.3%
Interest Expense	26,864	20,578	6,286
Debt Retirement Expenses	2,379	23,938	(21,559)
Other Expense (Income)	(2,345)	(2,532)	187

Income from Continuing Operations before Income Taxes	74,866	66,222	8,644
Income Taxes	27,340	21,855	5,485
Discontinued Operations	485	(6)	491

Net Income	$48,011	$44,361	$3,650

Domestic Barges Operated (average of period beginning and end)	2,737	2,919	(182)
Revenue per Barge Operated (Actual)	$327,830	$277,018	$50,812

RESULTS OF OPERATIONS

Year ended December 31, 2008 compared to Year ended December 31, 2007

Revenue.  Consolidated revenue increased by $146.4 million or 13.9% to $1,197 million.

Almost two-thirds of the increase in consolidated revenue was driven by higher affreightment rates and towing/charter day rate revenue which exceeded the revenue impact of lower ton-mile volumes. Approximately $83.7 million of the higher affreightment rates were driven by fuel price adjustment clauses in our contracts and approximately $46 million in price/rate increases. $42.9 million of the increase was due to the consolidation of the service companies which we acquired in late 2007 and early 2008. Approximately $15 million of the increase was driven by an external revenue mix shift by the manufacturing segment which built less total barges, but a higher concentration of higher priced liquid tank barges than in 2007.

Transportation segment revenue increased $88.7 million or 11.0% to $897.3 million in the year ended December 31, 2008 compared with 2007. Higher affreightment pricing and increased revenue from towing and charter day rate contracts offset lower volumes driving the increase. Higher scrapping revenue and higher demurrage also contributed to the increase. Rates per ton-mile increased 21.0% on a gross basis and 8.4% on a fuel-neutral basis over the prior year. Total ton-mile volume declined by 9.5% over 2007.

Revenue per average barge operated for 2008 increased 18.3% to $327,830 from $277,018 in 2007. Average fuel neutral rates per ton-mile for dry cargo freight and liquid cargo freight increased 7.8% and 12.9%, respectively, for 2008 as compared to 2007. On a blended basis, average fuel neutral rates per ton-mile were up 8.4% year over year.

In 2008, the manufacturing segment delivered 11 tank barges for internal use compared to 50 dry cargo barges and 13 liquid tank barges during 2007. During the year, manufacturing sold to third parties 191 dry cargo barges, 53 tank barges, 10 hybrid vessels and four special vessels compared to 311 dry cargo barges, 28 tank barges and two special vessels during 2007.

Operating Expense.  Consolidated operating expense increased by 16.2% to $1,095.0 million or 91.5% of consolidated revenue.

Transportation and services expenses increased 19.7%, or $140.0 million, over 2007 due to the following factors.

•	Fuel costs. Per gallon costs escalated almost 50% to an average of $3.17 per gallon for the year ended December 31, 2008 over 2007 levels driving direct fuel expenses to a $58.3 million year over year variance (or a 34.5% full year increase). Taxes on fuel usage declined slightly due to lower consumption.

•	Materials, supplies and other expense. The increase of $25.5 million (or 9.1%) was driven by higher costs of outside towing, fleeting and shifting costs (approximately $10 million of which was driven by the higher fuel prices passed through to us by the vendors) and by higher claims expenses related to three hurricane events and unfavorable operating conditions.

•	Labor, training and fringe benefits costs. The increase of $7.1 million resulted primarily from higher target-based incentive earnings and inflation in labor rates as the number of vessel employees was relatively constant year over year. The increase was partially offset by the reversal in 2008 of a $2.1 million accrual for withdrawal from a multi-employer pension plan for certain represented employees which was expensed in 2007. This resulted from a settlement with the represented employees who bargained to continue to participate in the plan.

•	Operating expenses. $43.2 million of the increase was due to the consolidation of the service companies which we acquired in late 2007 and early 2008. This included $1.1 million representing impairment of acquired goodwill. The impairment resulted primarily from increases in the Company’s weighted average cost of capital used to discount the expected cash flows of the services companies to determine estimated fair value resulting in an excess of fair value over the estimated fair value for certain operations that were carrying goodwill.

•	Scrapping costs and gain/loss on disposition. Costs related to our scrapping operations, mostly the remaining book value of scrapped barges, decreased by $2.4 in the year ended December 31, 2008 compared to 2007. $2.4 million in lower gains on sales of assets as a result of a lower number of barges sold for scrap in 2008 (partially offset by the gain on the sale of five boats) drove a decrease of $2.4 million in total gains on dispositions for the year ended December 31, 2008 compared to 2007.

•	Selling, general and administrative expenses. $8.6 million of the $14.4 million increase was due to the consolidation of the service companies which we acquired in late 2007 and early 2008. The increase in the transportation segment of $5.9 was driven by $3.8 million higher target-based incentive compensation accruals, $1.9 million cost of the 2008 reduction in force, the refinancing costs not related to the Company’s successful February 2009 extension of its credit facility of $1.5 million written off in the fourth quarter and $1 million in higher marketing expenses, partially offset by lower provisions for bad debts and lower employee relocation expenses.

Manufacturing operating expenses (external) increased 5.5% or $12.9 million in 2008 over 2007 due primarily to an external sales mix change to higher cost liquid tank barges year over year and by cost overruns caused by higher engineering costs and construction inefficiency surrounding one special vessel. The lower gross margins were partially offset by a $1.3 million or 0.6 point improvement as a percent of manufacturing revenue in selling, general and administrative expenses.

Operating Income.  Operating income declined $6.4 million to $101.8 million due to the reasons noted above. The decrease was primarily the result of the deterioration in the operating ratio, which is the percentage that all expenses bear to revenues, in transportation to 89.7% from 87.6%. In the transportation segment labor and fringe benefits along with material, supplies and other were 47.2% of segment revenue compared to 48.3% for 2007, increasing $32.6 million in dollar terms. Fuel expenses increased from 20.9% for 2007 to 25.4% in 2008. Selling, general and administrative expenses increased by 0.3 points as a percent of consolidated revenue in 2008 compared to 2007, increasing $13.2 million.

Interest Expense.  Interest expense increased $6.3 million to $26.9 million. This increase was driven by the higher average outstanding debt balance. The debt balance was increased to fund the repurchase of $300 million of the Company’s common stock under two separate Board of Directors authorizations. The shares were repurchased in the second and third quarters of 2007. The average interest rate for 2008 was 5.2% compared to 6.6% in 2007.

Debt Retirement Expenses.  Debt retirement expenses decreased from those incurred on the retirement of $119.5 million of the Company’s 9.5% Senior Notes in the first quarter of 2007 and the replacement of the 2007 asset based revolver with the Company’s new revolving credit facility to $2.4 million in 2008. The 2008 debt retirement expenses represent the write-off associated with the second quarter 2008 amendment of the revolving credit facility.

Income Tax Expense.  The effective rate for income tax is equal to the federal and state statutory rates after considering the deductibility of state income taxes for federal income taxes. The effective tax rate for 2008 was 36.5%. The effective tax rate was 33.0% for 2007. The lower rate in the prior year was due to the recognition of a previously unrecognized deferred tax asset for which realization is believed to be probable.

Net Income.  Net income increased $3.6 million in 2008 over 2007 to $48.0 million due to the reasons noted above.

AMERICAN COMMERCIAL LINES INC. OPERATING RESULTS by BUSINESS SEGMENT
Year Ended December 31, 2007 as compared with Year Ended December 31, 2006
(Dollars in thousands except where noted) (Unaudited)

				% of Consolidated
				Revenue
	Year Ended Dec. 31,			Year
	2007	2006	Variance	2007	2006

REVENUE
Transportation and services	$810,443	$787,348	$23,095	77.2%	83.5%
Manufacturing (external and internal)	290,053	211,367	78,686	27.6%	22.4%
Intersegment manufacturing elimination	(50,136)	(56,163)	6,027	(4.8)%	(5.9)%

Consolidated Revenue	1,050,360	942,552	107,808	100.0%	100.0%
OPERATING EXPENSE
Transportation and services	709,906	642,904	67,002
Manufacturing (external and internal)	271,327	192,517	78,810
Intersegment manufacturing elimination	(39,079)	(45,281)	6,202

Consolidated Operating Expense	942,154	790,140	152,014	89.7%	83.8%
OPERATING INCOME
Transportation and services	100,537	144,444	(43,907)
Manufacturing (external and internal)	18,726	18,850	(124)
Intersegment manufacturing elimination	(11,057)	(10,882)	(175)

Consolidated Operating Income	108,206	152,412	(44,206)	10.3%	16.2%
Interest Expense	20,578	18,354	2,224
Debt Retirement Expenses	23,938	1,437	22,501
Other Income	(2,532)	(3,799)	1,267

Income before Income Taxes	66,222	136,420	(70,198)
Income Taxes	21,855	49,822	(27,967)
Discontinued Operations	(6)	5,654	(5,660)

Net Income	$44,361	$92,252	$(47,891)

Domestic Barges Operated (average of period beginning and end)	2,919	3,092	(173)
Revenue per Barge Operated (Actual)	$277,018	$254,640	$22,378

Year ended December 31, 2007 compared to Year ended December 31, 2006

Revenue.  Consolidated revenue increased by $107.8 million or 11.4% to $1,050 million.

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

Operating Expense.  Consolidated operating expense increased by 19.2% to $942.2 million or 89.7% of consolidated revenue.

Transportation expenses increased 10.4%, or $67.0 million, over 2006 due to the following factors.

•	Labor, training and fringe benefits costs. The increase of almost 300 in the number of vessel employees during the year ended December 31, 2007 compared to 2006, combined with inflation in labor rates and lower incentive earnings drove an increase of $25.8 million year over year. In addition, the Company made a decision during its fourth quarter of 2007 to buy out of the multi-employer plan for certain of its represented employees and accrued $2.1 million in additional costs during that quarter.

•	Fuel costs. Per gallon costs escalated 34% to $2.52 per gallon in the fourth quarter of 2007 driving direct fuel expenses to a $12.1 million year over year variance (or a 7.7% full year increase) from essentially flat at the end of three quarters. Taxes on fuel usage declined $1.1 million due to lower consumption.

•	Vessel repairs, claims and barge preparation. These expenses increased $11.1 million year over year due to the aging of the barge and boat fleets and expenses to upgrade certain of the McKinney vessels.

•	External towing, fleeting and shifting costs. The rate of increase year over year of these expenses escalated in the fourth quarter of 2007 from $3.2 million after three quarters to $7.9 million for the full year. We believe this to have resulted primarily from pass through by providers of the dramatic fuel increases in the fourth quarter of 2007 and to a lesser degree to higher volume.

•	Depreciation and amortization. These costs increased by $1.2 million due to the higher asset base.

•	Scrapping costs and gain/loss on disposition. Costs related to our scrapping operations, mostly the remaining book value of scrapped barges increased $5.8 million in the year ended December 31, 2007 compared to 2006. Gains on sales of whole barges to third parties for scrap and the gain on the sale of one boat drove an increase of $3.2 million in total gains on dispositions for the year ended December 31, 2007 compared to 2006.

•	Selling, general and administrative expenses. Increased employee related costs increases (though largely offset by lower incentive compensation accruals), higher bad debt expense, higher marketing expenses and expenses related to bond retirement drove a $3.0 million increase in the year ended December 31, 2007 when compared to 2006. Due to the higher revenue level in 2007 selling, general and administrative expense was essentially flat as a percent of transportation segment revenues. In addition, our naval architecture business incurred $1.0 million in selling, general and administrative expenses.

Manufacturing operating expenses increased 57.7% or $85.0 million in 2007 over 2006 due primarily to a 112 barge increase in the number of barges sold externally year over year. Labor inefficiencies in the shipyard driven by the production ramp-up, and higher average labor rates resulted in 3.9% lower gross margins on external sales in the manufacturing segment in 2007 compared to 2006. The lower gross margins were partially offset by a 1.9% improvement as a percent of manufacturing revenue in selling, general and administrative expenses. The improvement in selling, general and administrative costs resulted from lower incentive and employee related expenses. In total, 89 more barges were completed in 2007 than in 2006. During 2007, 23 fewer barges were produced for internal use than in the prior year, three fewer tank barges and 20 fewer dry cargo barges. During 2007, the external production increase of 112 barges consisted of three additional liquid tank barges and109 additional dry cargo barges than produced in the prior year.

Operating Income.  Operating income declined $44.2 million to $108.2 million. Operating income, as a percent of consolidated revenue fell to 10.3% compared to 16.2% in 2006. The decrease was primarily the result of the decline in the operating ratio in transportation to 87.6% from 81.7%. In the transportation segment labor and fringe benefits along with material, supplies and other were 48.4% of segment revenue compared to 43.2% for 2006, increasing $51.2 million in dollar terms. Fuel and fuel usage tax expenses increased from 22.2% for 2006 to 23.0% in 2007, primarily due to a 34% increase in per gallon costs in the fourth quarter of 2007. Selling, general and administrative expenses declined by 0.5% as a percent of consolidated revenue in 2007 compared to 2006, though increasing $2.4 million in dollar terms.

Interest Expense.  Interest expense increased $2.2 million to $20.6 million. This increase was driven by the higher average outstanding debt balance. The debt balance was increased to fund the repurchase of $300 million of the Company’s common stock under two separate Board of Directors authorizations. The shares were repurchased in the second and third quarters of 2007. The average interest rate for 2007 was 6.6% compared to 6.3% in 2006.

Debt Retirement Expenses.  Debt retirement expenses increased due to the retirement of $119.5 million of the Company’s 9.5% Senior Notes in the first quarter of 2007 and the replacement of the asset based revolver with the Company’s new revolving credit facility.

Other Income.  Other income was lower in 2007 by $1.3 million compared to 2006 primarily due to the reversal of a litigation accrual in the first quarter of 2006 related to the bankruptcy of our predecessor company for $1.0. The litigation was settled in 2006.

Income Tax Expense.  The effective rate for income tax is equal to the federal and state statutory rates after considering the deductibility of state income taxes for federal income taxes. The effective tax rate for 2007 was 33.0%. The effective tax rate was 36.5% for 2006. The lower rate in the current year was due to the recognition of a previously unrecognized deferred tax asset for which realization is believed to be probable.

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

LIQUIDITY AND CAPITAL RESOURCES

As discussed in the “Subsequent Events” footnote to the consolidated financial statements, on February 20, 2009 the Company amended our revolving credit facility (“Amendment No. 6”), which amended our Credit Agreement, dated as of April 27, 2007 (as amended, the “Credit Agreement”). Amendment No. 6 provides an extension of the Credit Agreement through March 31, 2011 from an expiration date of March 31, 2009. As part of amendment No. 6, the current $550 million revolving commitment was reduced initially to $475 million at February 20, 2009, and subsequently will be reduced to $450 million on December 31, 2009 and to $400 million on December 31, 2010. These commitment reductions can be met through asset sales, as well as cash flow from operations, whereby 50% of asset sales can be credited to the required pay-down.

In addition, Amendment No. 6, among other things, (i) changes the spread on LIBOR and base rate loans to 550 basis points and 450 basis point respectively, with 50 basis point increases each six months thereafter, and provides for a minimum rate of 3% and 5% on LIBOR and the base rate respectively, (ii) requires a minimum Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of (a) 1.50 to 1.00 at the end of any fiscal quarter from March 31, 2009 through June 30, 2010 or (b) 1.40 to 1.00 at the end of any fiscal quarter from and after September 30, 2010 (iii) imposes a maximum Total Leverage Ratio (as defined in Amendment No. 6) of (a) 3.50 to 1.00 at any time from January 1, 2009 through March 31, 2010, (b) 3.35 to 1.00 at any time from April 1, 2010 through June 30, 2010, (c) 3.25 to 1.00 at any time from July 1, 2010 through September 30, 2010 or (d) 3.00 to 1.00 at any time from and after October 1, 2010 and (iv) imposes limitations on annual Capital Expenditures (as defined in the Credit Agreement). Amendment and facility fees for Amendment No. 6 totaled approximately $21 million and will be amortized to earnings over the life of the amendment.

The United States and global economies are currently undergoing a period of economic uncertainty, and the related capital markets are experiencing significant disruption. We expect that these trends will continue during at least the remainder of fiscal year 2009. Despite the anticipated continuation of these recent economic trends and based on past performance and current expectations, we believe that cash generated from operations and our liquidity available under our revolving credit agreement will satisfy the working capital needs, capital expenditures and other liquidity requirements associated with our operations in the near term. The liquidity available under our credit agreement, if it had been in effect on December 31, 2008, would have been approximately $53 million, before consideration of the funding of the amendment and facility fees, and approximately $32 million after those fees. Additionally, we may sell certain assets and consummate sale leaseback transactions on other assets to enhance our liquidity position. Both of these potential liquidity enhancing strategies are allowable under the terms of the Amendment No. 6 to the extent of $10 million and $15 million annually for asset sales and sale leasebacks, respectively. We can also incur additional indebtedness outside the revolving credit facility to provide an additional $10 million of liquidity. Additionally, the Company has retained its ability to quickly access capital markets under its $200 million shelf registration, though we consider this a less likely option at this time.

Our funding requirements include capital expenditures (including new barge purchases), vessel and barge fleet maintenance, interest payments and other working capital requirements. We are also limited by Amendment No. 6 to $70 million of capital expenditures spend in each of 2009 and 2010, although this can be increased to $85 million each year if certain capital expenditures is funded via sale leasebacks. Our primary sources of liquidity are cash generated from operations and borrowings under our revolving credit facility. Other sourced include sale leaseback transactions for productive assets and, to a lesser extent, barge scrapping activity and cash proceeds from the sale of non-core assets.

Our cash operating costs consist primarily of purchased services, materials and repairs, fuel, labor and fringe benefits and taxes (collectively presented as Cost of Sales on the consolidated statements of operations) and selling, general and administrative costs.

Capital expenditures are a significant use of cash in our operations totaling $97.9 million in the year ended December 31, 2008 for property additions and certain acquisitions (which included $2.7 million for the acquisition of certain formerly leased dry hopper barges). We also expended $8.5 million to complete the acquisition of the remaining equity interest in Summit. Capital is expended primarily to fund the building of new barges to replace retiring barges, to increase the useful life or enhance the value of towboats and barges, and to replace or improve equipment used in manufacturing or other lines of business. Other capital expenditures are made for vessel and facility improvements and maintenance that extend the useful life or enhance the function of our assets. Sources of funding for these capital expenditures and other investments include cash flow from operations, borrowings under the bank revolving credit facility and, to a lesser extent, proceeds from barge scrapping activities.

Our Indebtedness

As of December 31, 2008, we had total indebtedness of $420 million. This amount included $418.6 million drawn under our revolving credit facility and the remainder related to two holdback notes related to our acquisitions of the services companies, which bear interest at 5.5% to 6% and are payable in 2009 (see also Note 16 to the consolidated financial statements). Availability under the revolving credit agreement was also reduced by the $3.4 million of outstanding letters of credit. Terms of the revolving credit agreement at December 31, 2008 are discussed in Note 3 to the consolidated financial statements. Terms of Amendment

No. 6 are discussed in Note 17 to the consolidated financial statements and in the Liquidity section above. As of December 31, 2007, we had total indebtedness of $439.8 million. During 2007, the Board of Directors authorized the repurchase of up to $350 million of our common stock. Advances of $300 million on the revolving credit facility were used to fund stock repurchased in the open market. At December 31, 2008 the Company had $50 million authorized, but unpurchased under the stock repurchase program, however restrictions contained in Amendment No. 6 will not allow further repurchase of shares under this authorization.

The revolving credit facility contains certain covenants including a total leverage ratio, fixed charge coverage ratio and minimum net worth as defined in the credit loan agreement. The Company was in compliance with all covenants of the revolving credit facility at December 31, 2008. If the Company does not remain in compliance with these covenants or if the Company does not obtain an applicable waiver from such noncompliance, the Company may not be able to borrow additional funds when and if it becomes necessary, it may incur higher borrowing costs and face more restrictive covenants, and the lenders could accelerate all amounts outstanding to be immediately due and payable. For further discussion on these covenants, see “Item 1A — Risk Factors.”

Net Cash, Capital Expenditures and Cash Flow

Net cash provided by operating activities was $122.8 million in the year ended December 31, 2008, as compared to $115.8 million in the year ended December 31, 2007. The year-over-year increase in net cash provided by operating activities in 2008 as compared to 2007 was due primarily to higher net income after adjustment for higher non-cash deferred tax expense, higher non-cash share-based compensation accruals, other non-cash expenses and lower impact of increases in working capital offset by lower debt retirement expenses of $23.9 million in 2007 (which are considered a financing cash flow).

Net cash provided by operating activities during the year ended December 31, 2008, was used primarily to fund capital expenditures and the acquisition of the remaining equity interests in Summit. Net cash used in investing activities was $104.2 million in the year ended December 31, 2008 and $131.3 million in the year ended December 31, 2007. Capital expenditures were $97.9 million and $109.3 million in the years ended December, 31, 2008 and 2007, respectively. In addition, net cash used in investing activities in 2008 included $8.5 million for the incremental investment in the remaining equity interests of Summit Contracting. (See footnote 16 to the consolidated financial statements).

Proceeds from property dispositions were $4.0 million in the year ended December 31, 2008. A gain on property dispositions in 2008 of $0.6 million has been recorded as a reduction of operating expense in the consolidated income statements.

Net cash used in financing activities was $22.4 million in the year ended December 31, 2008 compared to net cash provided by financing activities of $15.4 million in the year ended December 31, 2007. Significant financing activities in 2008 consisted of repayments of the revolving credit facility of $20.5 million. Significant financing activities in 2007 consisted of borrowing on the revolving credit facility of $439.0 million for repayment of $119.5 million in Senior Notes and the related tender premium and debt costs of $21.0 million. Additionally, $300.1 million of cash was used to purchase the Company’s common stock under the Stock Repurchase Program. Net other financing activities in 2007, a provision of $1.2 million, resulted from the excess of the tax benefit of share-based compensation and the exercise of stock options over uses associated with the acquisition of treasury shares from “cashless exercises” under the share-based compensation program, change in outstanding checks and other financing activities. Cash provided by financing activities in 2007 also included the $15.9 million in proceeds of a sale leaseback transaction involving 28 barges. The gain on the sale leaseback transaction was deferred and will be recognized as a reduction of lease expense over the ten-year term of the lease.

In early January 2009, one of ACL’s largest liquid freight customers filed for Chapter 11 bankruptcy protection. ACL has increased its allowance for doubtful accounts for this customer. Due to the economic downturn ACL will continue to closely monitor all customer credit and receivable balances during the current recession.

Contractual Obligations and Commercial Commitment Summary

A summary of the Company’s known contractual commitments under debt and lease agreements as of December 31, 2008, appears below.

		Less Than	One to	Three to	After
Contractual Obligations	Total	One Year	Two Years	Five Years	Five Years

Long-term debt obligations(1)
Elliott Bay acquisition note(2)	$0.7	$0.7	$—	$—	$—
Summit Contracting acquisition note(3)	0.7	0.7	—	—	—
Revolving Credit Facility	498.2	35.6	54.2	408.4	—
Operating lease obligations(4)	178.0	25.8	24.8	51.2	76.2

Total contractual cash obligations	$677.6	$62.8	$79.0	$459.6	$76.2

Estimated interest on contractual debt obligations(5)	$79.6	$35.6	$35.6	$8.4	$—

(1)	Represents the principal and interest amounts due on outstanding debt obligations, current and long term as of December 31, 2008.

(2)	This note represents consideration paid for the acquisition of Elliott Bay Design Corporation in October 2007.

(3)	This note represents consideration paid for the acquisition of Summit Contracting in April 2008.

(4)	Represents the minimum lease rental payments under non-cancelable leases, primarily for vessels and land.

(5)	Interest expense calculation begins on January 1, 2009 and ends on the respective maturity dates.

The interest rate and term assumptions used in these calculations are contained in the following table. The rate indicated for the bank revolver is the rate at the effective date of the amendment, calculated as the sum of a floor LIBOR rate of 3% plus 550 basis points.

	Principal at
	December 31,	Period		Interest
Obligation	2008	From	To	Rate

Elliott Bay acquisition note	$0.7	1/1/2009	1/2/2009	5.50%
Summit Contracting acquisition note	$0.7	1/1/2009	9/30/2009	6.00%
Revolving credit facilities	$418.6	1/1/2009	3/31/2011	8.50%

For additional disclosures regarding these obligations and commitments, see Note 3 to the accompanying consolidated financial statements. In addition the Company anticipates that it will contribute approximately $2.7 million to pension assets in 2009. If asset performance continues to be less that our assumed rate of return required contributions to the plan will increase in years after 2007.

SEASONALITY

The seasonality of our business is discussed in Item 1, Part I, under “Seasonality”.

CHANGES IN ACCOUNTING STANDARDS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, and amendment of FASB Statements No 87, 88, 106, and 132 (R) (“SFAS 158”). SFAS 158 requires plan sponsors of defined benefit pension and other postretirement benefit plans (collectively, “postretirement benefit plans”) to recognize the funded status of their postretirement benefit plans in the consolidated balance sheet, measure the fair value of plan assets and benefit obligations as of the date of the fiscal year-end consolidated balance sheet, and provide additional disclosures. On December 31, 2006, ACL adopted the recognition and disclosure provisions of SFAS 158. The effect of adopting SFAS 158 on ACL’s financial condition at December 31, 2006 has been included in the accompanying consolidated financial statements. SFAS 158’s provisions that required ACL to change the measurement date of its postretirement benefit plans to December 31, versus the September 30 measurement date used previously, was adopted as of January 1, 2008 resulting in a charge of $726 ($517 after tax). This amount was recorded as an adjustment to retained earnings.

On December 31, 2006, ACL adopted the recognition and disclosure provisions of SFAS 158. SFAS 158 required the Company to recognize the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations) of its pension plan in the December 31, 2006 consolidated balance sheet, with a corresponding adjustment to accumulated other comprehensive income, net of tax. The adjustment to accumulated other comprehensive income at adoption represents the net unrecognized actuarial losses, unrecognized prior service costs, and unrecognized transition obligation remaining from the initial adoption of SFAS 87, all of which were previously netted against the plan’s funded status in the company’s consolidated balance sheet pursuant to the provisions of SFAS 87. These amounts are being subsequently recognized as net periodic pension cost pursuant to the Company’s historical accounting policy for amortizing such amounts. Further, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic pension cost in the same periods will be recognized a component of other comprehensive income. Those amounts will be subsequently recognized as a component of net periodic pension cost on the same basis as the amounts recognized in accumulated other comprehensive income at adoption of SFAS 158.

The incremental effects of adopting the provisions of SFAS 158 on ACL’s consolidated balance sheet at December 31, 2006 are presented in the following table. The adoption of SFAS 158 had no effect on the ACL’s consolidated income statement for the year ended December 31, 2006, and it will not affect ACL’s operating results in future periods. The effect of recognizing the additional minimum liability in 2006 exclusive of SFAS 158 is included in table below in the column labeled “Prior to Adopting SFAS 158.”

	At December 31, 2006
	Prior to	Effect of	As Reported
	Adopting	Adopting	at December 31,
	SFAS 158	SFAS 158	2006

Accrued Pension Liability	$(12,661)	$(3,365)	$(16,026)
Accrued Post Retirement Liability	(11,208)	1,151	(10,057)
Deferred Income Taxes	514	824	1,338
Accumulated Other Comprehensive Loss	(1,374)	(2,197)	(3,571)

Included in accumulated other comprehensive loss at December 31, 2006 is the net actuarial loss of $4,722 ($2,953 net of tax) which had not yet been recognized in net periodic pension cost.

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

In September 2006 the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The standard defines fair value as the price received to sell an asset or paid to transfer a liability in an orderly transaction between market participants (knowledgeable, independent, able, willing parties) at any measurement date. The standard assumes highest and best use defined from the perspective of a market participant. Transactions costs are excluded from fair value. The standard creates a hierarchy of fair value determination where Level 1 is active market quotes for identical assets, Level 2 is active market quotes for similar assets and Level 3 is for fair value determined through unobservable inputs. Fair value must account for risk (those inherent in the valuation process, risk that an obligation may not be fulfilled) and for any restriction on an asset if a market participant would consider in valuation. This Statement does not eliminate the practicability exceptions to fair value measurements in many other accounting pronouncements. The provisions of SFAS 157 were effective for fiscal years beginning after November 15, 2007. SFAS 157 transition provisions for certain instruments required cumulative-effect adjustments to beginning retained earnings. The Company had no instruments requiring this treatment. Therefore, the impact of SFAS 157 on the Company will be prospective through earnings or other comprehensive income, as appropriate. The impact of adopting SFAS 157 did not have a significant impact on the Company’s financial statements. Subsequent to its adoption fair value measurements made by the Company in preparing its financial reporting have been made per its provisions, where required, but have not materially impacted the financial position or results of operations of the Company.

In February 2007 the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 allows entities to voluntarily choose, at specified election dates, to measure many financial assets and financial liabilities (as well as certain non-financial instruments that are similar to financial instruments) at fair value (the “fair value option”). The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, SFAS 159 specifies that all subsequent changes in fair value for that instrument shall be reported in earnings. SFAS 159 was effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We did not elect the fair value option allowed by this standard for any pre-existing financial assets or liabilities and, therefore, the adoption of SFAS 159 did not have any effect on the Company’s financial statements.

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

In December 2007 the FASB issued SFAS No. 160 “Non-controlling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 requires that the ownership interests in subsidiaries held by third parties presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. The amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of income. Changes in a parent’s ownership interest while the parent retains its controlling financial interest must be accounted for as equity transactions. SFAS 160 requires that entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2008. Early adoption of SFAS 160 is prohibited. We do not expect the adoption of SFAS 160 to have a significant impact on our financial statements, but will include required disclosures for all periods presented beginning in 2009.

In December 2007 the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” which requires expanded disclosure surrounding derivative instruments and hedging activities. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We have not early adopted SFAS No. 161 but will comply with the disclosure provisions beginning in 2009.

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

Marine manufacturing revenue is recognized based on the completed contract or the percentage-of-completion method depending on the length of the construction period. Beginning in the second quarter of 2007, ocean-going vessels became a material portion of the production volume of the manufacturing segment. These vessels are significantly more expensive and take substantially longer to construct than typical barges for use on the Inland Waterways system. ACL uses the percentage-of-completion method of recognizing revenue and expenses related to the construction of these longer-term production vessels based on labor hour incurred as a percent of estimated total hours for each vessel. These vessels have expected construction periods of over 90 days in length and include ocean-going barges and towboats.

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

Inventory

Inventory is carried at the lower of cost or market, based on a weighted average cost method. Our supplies and parts port-services inventory is carried net of reserves for obsolete and slow moving inventories.

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

Changes in the discount rate and differences between actual and expected health care costs will affect the recorded amount of post-retirement benefits expense, impacting our results of operations. A 0.25% change in the discount rate would affect pension expense by $0.2 million and post-retirement medical expense by $0.03 million, respectively. A 0.25% change in the expected return on plan assets would affect pension expense by $0.4 million. The Company is fully insured for post-65 retiree medical so changes in health care cost trends would not affect our post-retirement medical expense in the near term.

We were self-insured and we self-administered the medical benefit plans covering most of our employees for service dates before September 1, 2005. We hired and continue the use of a third-party claims administrator to process claims with service dates on or after September 1, 2005. We remain self-insured up to $0.25 million per individual, per policy year. We estimate our liability for claims incurred by applying a lag factor to our historical claims and administrative cost experience. A 10% change in the estimated lag factor would have a $0.2 million effect on operating income. The validity of the lag factor is evaluated periodically and revised if necessary. Although management believes the current estimated liabilities for medical claims are reasonable, changes in the lag in reporting claims, changes in claims experience, unusually large claims and other factors could materially affect the recorded liabilities and expense, impacting financial condition and results of operations.

Impairment of Long-Lived Assets

Properties and other long-lived assets are reviewed for impairment whenever events or business conditions indicate the carrying amount of such assets may not be fully recoverable. Initial assessments of recoverability are based on estimates of undiscounted future net cash flows associated with an asset or a group of assets. These estimates are subject to uncertainty. Our significant assets were appraised by independent appraisers in connection with our application of fresh-start reporting on December 31, 2004 and again in August 2008 in preparation for debt refinancing. No impairment indicators were present at December 31, 2008 or 2007.

Impairment of Acquired Goodwill

In connection with our acquisition of the McKinney assets and Elliott Bay Design Group in 2007 and the acquisition of the remaining equity interests in Summit Contracting in 2008 the excess of the purchase price over the fair value of the acquired identifiable tangible and intangible assets and liabilities was recorded as goodwill. Goodwill is not amortized, but is subject to, at least annually, an evaluation for impairment. Such an evaluation requires estimates of the fair value of the reporting unit (commonly defined as one level below an operating segment) to which the acquired assets are attached. Due primarily to changes in the Company’s weighted average cost of capital since the acquisition date, rather than to changes in the expected underlying cash flows, which resulted in an excess of the carrying value over the estimated fair value of the operations, we concluded that the acquisition goodwill on Summit was completely impaired, that the acquisition goodwill on EBDG was partially impaired and that the acquisition goodwill on the McKinney purchase was not impaired. An impairment charge of $1.1 million was recorded in 2008 related to these evaluations. Changes to the estimated future cash flows or to the Company’s evaluation of its weighted average cost of capital are critical accounting estimates and could result in material changes to our recorded results.

Assets and Asset Capitalization Policies

Asset capitalization policies have been established by management to conform to generally accepted accounting principles. All expenditures for property, buildings or equipment with economic lives greater than one year are recorded as assets and amortized over the estimated economic useful life of the individual asset. Generally, individual expenditures less than one thousand dollars are not capitalized. An exception is made for program expenditures, such as personal computers, that involve multiple individual expenditures with economic lives greater than one year. The costs of purchasing licenses or developing software are capitalized and amortized over the estimated economic life of the software.

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

Fuel Price Risk

For the year ended December 31, 2008, fuel expenses for fuel purchased directly and used by our boats represented 25.4% of our transportation revenues. Each one cent per gallon rise in fuel price increases our annual operating expense by approximately $0.7 to $0.8 million. We partially mitigate our direct fuel price risk through contract adjustment clauses in our term contracts. Contract adjustments are deferred either one quarter or one month, depending primarily on the age of the term contract. We have been increasing the frequency of contract adjustments to monthly as contracts renew to further limit our timing exposure. Additionally, fuel costs are only one element of the potential movement in spot market pricing, which generally respond to only long-term changes in fuel pricing. All of our grain movements, which comprised 19% of our total transportation segment revenues in 2008, are priced in the spot market. Despite these measures, fuel price risk impacts us for the period of time from the date of the price increase until the date of the contract adjustment (either one month or one quarter), making us most vulnerable in periods of rapidly rising prices. We also believe that fuel is a significant element of the economic model of our operating partners on the river, with increases passed through to us in the form of higher costs for external shifting and towing. Contractual lag in recovery of fuel price increases occurred in both the first and second quarters of 2008. As fuel prices declined in the third and fourth quarters the fuel price adjustment clauses in our contracts resulted in the Company more than recovering fuel price increases in those quarters. We believe that we were unable to recover approximately $1.3 million of the direct and indirect fuel price increases for the full year 2008. From time to time we have utilized derivative instruments to manage volatility in addition to our contracted rate adjustment clauses. In 2008, we entered into fuel price swaps with commercial banks for a portion of our expected fuel usage at pricing available through commercial banks from time to time. These derivative instruments have been designated and accounted for as cash flow hedges, and to the extent of their effectiveness, changes in fair value of the hedged instrument will be accounted for through Other Comprehensive Income until the fuel hedged is used at which time the gain or loss on the hedge instruments will be recorded as fuel expense. At December 31, 2008, a net liability of approximately $13.3 million has been recorded in the consolidated balance sheet and the loss on the hedge instrument recorded in Other Comprehensive Income. The fuel swap agreements require that we, in some circumstances, post a cash deposit for a portion of any loss position. At December 31, 2008 we had made deposits of approximately $6 million against the recorded liability. Our amended credit agreement places certain limits on our ability to provide cash collateral on these agreements. Ultimate gains or losses will not be determinable until the fuel swaps are settled. Realized losses from our hedging program of $0.9 were recorded. We believe that the hedge program can decrease the volatility of our results and protects us against fuel costs greater than our swap price. Further information regarding our hedging program is contained in Note 8 to our consolidated financial statements. We may increase the quantity hedged or add additional months based upon active monitoring of fuel pricing outlooks by the management team.

Interest Rate and Other Risks

At December 31, 2008, we had $418.6 million of floating rate debt outstanding, which represented the outstanding balance of the revolving credit facility. If interest rates on our floating rate debt increase significantly, our cash flows could be reduced, which could have a material adverse effect on our business, financial condition and results of operations. Each 100 basis point increase in interest rates, at our existing debt level, would increase our cash interest expense by approximately $4.2 million annually if base LIBOR rates exceed the credit facility’s stated 3% LIBOR floor. This amount would be mitigated by the cash tax deductibility of the increased interest payments. As noted in the Subsequent Events note to the consolidated financial statements and in the Liquidity section herein, the Company has amended its revolving credit agreement in February 2009 which, among other items, increases the interest rate charged by the bank group substantially. At the rate at inception of the amendment of 8.5%, the interest expense on the year-end balance of our floating rate debt for one year would be approximately $13.8 million higher than interest on that balance at the average incurred rate from 2008. Amortization of amendment and facility fees paid at the time of the amendment of $21 million will also impact recognized interest expense over the life of the facility.

Foreign Currency Exchange Rate Risks

The Company currently has no direct exposure to foreign currency exchange risk although exchange rates do impact the volume of goods imported and exported which are transported by barge.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded our internal control over financial reporting was effective as of December 31, 2008.

Ernst & Young LLP, an independent registered public accounting firm, has audited and reported on the consolidated financial statements of American Commercial Lines Inc. and the effectiveness of our internal control over financial reporting. The reports of Ernst & Young LLP are contained in this Annual Report.

/s/ Michael P. Ryan Michael P. Ryan President and Chief Executive Officer	/s/ Thomas R. Pilholski Thomas R. Pilholski Senior Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders American Commercial Lines Inc.

We have audited American Commercial Lines Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). American Commercial Lines Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, American Commercial Lines Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of American Commercial Lines Inc. as of December 31, 2008 and December 31, 2007, and the related consolidated statements of income, stockholder’s equity, and cash flows for each of the three years in the period ended December 31, 2008 and our report dated March 9, 2009 expressed an unqualified opinion thereon.

/s/  ERNST & YOUNG LLP

Louisville, Kentucky
March 9, 2009

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders American Commercial Lines Inc.

We have audited the accompanying consolidated balance sheets of American Commercial Lines Inc. as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Commercial Lines Inc. at December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Financial Accounting Standards Board Statements of Financial Accounting Standards No. 123R, Share-Based Payment in 2006, and No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R), in 2006 and 2008.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of American Commercial Lines Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2009 expressed an unqualified opinion thereon.

/s/  ERNST & YOUNG LLP

Louisville, Kentucky
March 9, 2009

AMERICAN COMMERCIAL LINES INC.

CONSOLIDATED INCOME STATEMENTS

	Years Ended December 31,
	2008	2007	2006
	(In thousands, except shares and per share amounts)

Revenues
Transportation and Services	$942,011	$810,443	$787,348
Manufacturing	254,794	239,917	155,204

Revenues	1,196,805	1,050,360	942,552

Cost of Sales
Transportation and Services	769,701	645,237	582,271
Manufacturing	242,309	228,190	141,589

Cost of Sales	1,012,010	873,427	723,860

Gross Profit	184,795	176,933	218,692
Selling, General and Administrative Expenses	81,907	68,727	66,280
Goodwill Impairment	1,124	—	—

Operating Income	101,764	108,206	152,412

Other Expense (Income)
Interest Expense	26,864	20,578	18,354
Debt Retirement Expenses	2,379	23,938	1,437
Other, Net	(2,345)	(2,532)	(3,799)

Other Expenses	26,898	41,984	15,992

Income from Continuing Operations
Before Taxes	74,866	66,222	136,420
Income Taxes	27,340	21,855	49,822

Income From Continuing Operations	47,526	44,367	86,598
Discontinued Operations, Net of Tax	485	(6)	5,654

Net income	$48,011	$44,361	$92,252

Basic Earnings Per Common Share:
Income from continuing operations	$0.94	$0.79	$1.43
Income from discontinued operations, net of tax	0.01	—	0.09

Basic Earnings Per Common Share	$0.95	$0.79	$1.52

Earnings Per Common Share — Assuming Dilution:
Income from continuing operations	$0.93	$0.77	$1.38
Income from discontinued operations, net of tax	0.01	—	0.09

Earnings Per Common Share — Assuming Dilution:	$0.94	$0.77	$1.47

Weighted Average Shares Outstanding
Basic	50,459,196	56,245,368	60,742,980

Diluted	50,832,296	57,679,406	62,800,804

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN COMMERCIAL LINES INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2008	2007
	(In thousands, except shares and and per share amounts)

ASSETS
Current Assets
Cash and Cash Equivalents	$1,217	$5,021
Accounts Receivable, Net	138,695	114,921
Inventory	69,635	70,890
Deferred Tax Asset	5,173	2,582
Assets Held for Sale	4,577	325
Prepaid and Other Current Assets	39,002	26,336

Total Current Assets	258,299	220,075
Properties, Net	554,580	511,832
Investment in Equity Investees	4,039	3,456
Other Assets	22,333	25,448

Total Assets	$839,251	$760,811

LIABILITIES
Current Liabilities
Accounts Payable	$67,719	$61,130
Accrued Payroll and Fringe Benefits	25,179	15,720
Deferred Revenue	13,986	17,824
Accrued Claims and Insurance Premiums	22,819	15,647
Accrued Interest	1,237	1,688
Current Portion of Long Term Debt	1,420	—
Customer Deposits	6,682	5,596
Other Liabilities	43,522	32,036

Total Current Liabilities	182,564	149,641
Long Term Debt	418,550	439,760
Pension and Post Retirement Liabilities	44,140	14,102
Deferred Tax Liability	30,389	26,569
Other Long Term Liabilities	4,899	5,348

Total Liabilities	680,542	635,420

STOCKHOLDERS’ EQUITY
Common stock; authorized 125,000,000 shares at $.01 par value; 63,254,986 and 62,549,666 shares issued and outstanding as of December 31, 2008 and 2007, respectively	633	626
Treasury Stock; 12,603,626 and 12,407,006 shares at December 31, 2008 and 2007, respectively	(312,886)	(309,517)
Other Capital	293,018	279,266
Retained Earnings	195,920	148,426
Accumulated Other Comprehensive (Loss) Income	(17,976)	6,590

Total Stockholders’ Equity	158,709	125,391

Total Liabilities and Stockholders’ Equity	$839,251	$760,811

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN COMMERCIAL LINES INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

							Accumulated
							Other
	Common Stock		Treasury	Other	Unearned	Retained	Comprehensive
	Shares	Amount	Stock	Capital	Compensation	Earnings	Income (Loss)	Total
	(In thousands, except shares and per share amounts)

Balance at December 31, 2005	61,503,432	$615	$—	$250,622	$(3,495)	$11,813	$(5,854)	$253,701
Adoption of SFAS 123R	—	—	—	(3,495)	3,495	—	—	—
Amortization of Restricted Stock, Stock Options, Performance Shares and Restricted Stock Units	—	—	—	5,041	—	—	—	5,041
Excess Tax Benefit Related to Share-based Compensation	—	—	—	6,174	—	—	—	6,174
Exercise of Stock Options	380,124	4	—	1,072	—	—	—	1,076
Underwriting Fees	—	—	—	(5)	—	—	—	(5)
Acquisition of Treasury Stock	(172,320)	—	(3,207)	—	—	—	—	(3,207)
Adoption of SFAS 158 (Net of Tax Benefit)	—	—	—	—	—	—	(1,373)	(1,373)
Comprehensive Income:
Net Income	—	—	—	—	—	92,252	—	92,252
Minimum Pension Liability (Net of Tax Benefit)	—	—	—	—	—	—	4,994	4,994

Total Comprehensive Income	—	$—	$—	$—	$—	$92,252	$4,994	$97,246

Balance at December 31, 2006	61,711,236	$619	$(3,207)	$259,409	$—	$104,065	$(2,233)	$358,653
Amortization of Restricted Stock, Stock Options, Performance Shares and Restricted Stock Units	—	—	—	6,846	—	—	—	6,846
Excess Tax Benefit Related to Share-based Compensation	—	—	—	11,016	—	—	—	11,016
Exercise of Stock Options	521,252	5	—	1,995	—	—	—	2,000
Issuance of Restricted Stock	144,858	2	—	—	—	—	—	2
Acquisition of Treasury Stock	(180,043)	—	(6,216)	—	—	—	—	(6,216)
Repurchase of Treasury Stock	(12,054,643)	—	(300,094)	—	—	—	—	(300,094)
Comprehensive Income:							—
Net Income	—	—	—	—	—	44,361	—	44,361
Net loss on fuel swaps designated as cash flow hedging instruments	—	—	—	—	—	—	(28)	(28)
Minimum Pension Liability (Net of Tax Benefit)	—	—	—	—	—	—	8,851	8,851

Total Comprehensive Income	—	$—	$—	$—	$—	$44,361	$8,823	$53,184

Balance at December 31, 2007	50,142,660	$626	$(309,517)	$279,266	$—	$148,426	$6,590	$125,391

Amortization of Restricted Stock, Stock Options, Performance Shares and Restricted Stock Units	—	—	—	9,284	—	—	—	9,284
Excess Tax Benefit Related to Share-based Compensation	—	—	—	3,455	—	—	—	3,455
Exercise of Stock Options	483,432	4	—	1,015	—	—	—	1,019
Issuance of Restricted Stock and Performance Shares	221,888	3	—	(2)	—	—	—	1
Acquisition of Treasury Stock	(196,620)	—	(3,369)	—	—	—	—	(3,369)
Comprehensive Income:
Net Income	—	—	—	—	—	48,011	—	48,011
SFAS 158 Pension Measurement Date Change (Net of Tax Benefit)	—	—	—	—	—	(517)	—	(517)
Net Loss on Fuel Swaps Designated as Cash Flow Hedging Instruments (Net of Tax Benefit)	—	—	—	—	—	—	(7,496)	(7,496)
Minimum Pension Liability (Net of Tax Benefit)	—	—	—	—	—	—	(17,070)	(17,070)

Total Comprehensive Income	—	$—	$—	$—	$—	$47,494	$(24,566)	$22,928

Balance at December 31, 2008	50,651,360	$633	$(312,886)	$293,018	$—	$195,920	$(17,976)	$158,709

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN COMMERCIAL LINES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2008	2007	2006
	(In thousands)

OPERATING ACTIVITIES
Net Income	$48,011	$44,361	$92,252
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	51,876	49,371	48,806
Debt Retirement Costs	2,379	23,938	1,437
Debt Issuance Cost Amortization	2,625	445	1,080
Deferred Taxes	19,337	7,252	7,201
Gain on Sale of Venezuela Assets	—	—	(5,099)
Gain on Property Dispositions	(641)	(3,390)	(194)
Share-Based Compensation	9,284	6,845	5,045
Other Operating Activities	2,158	1,030	782
Changes in Operating Assets and Liabilities:
Accounts Receivable	(15,970)	(10,728)	(17,786)
Inventory	4,013	(4,706)	(16,830)
Accrued Interest	(461)	(2,775)	(713)
Other Current Assets	(16,165)	2,094	(8,623)
Accounts Payable	3,001	12,284	9,180
Other Current Liabilities	13,383	(10,222)	20,940

Net Cash Provided by Operating Activities before Reorganization Items	122,830	115,799	137,478
Reorganization Items Paid	—	(33)	(557)

Net Cash Provided by Operating Activities	122,830	115,766	136,921

INVESTING ACTIVITIES
Property Additions	(97,892)	(109,315)	(90,042)
McKinney Acquisition	—	(15,573)	—
Proceeds from Sale of Venezuela Operations	—	—	26,532
Acquistion of Summit Contracting	(8,462)	(6,199)	—
Investment in Elliott Bay	—	(4,338)	—
Proceeds from Property Dispositions	4,031	7,364	1,163
Other Investing Activities	(1,884)	(3,230)	(1,552)

Net Cash Used in Investing Activities	(104,207)	(131,291)	(63,899)

FINANCING ACTIVITIES
Revolving Credit Facility Borrowings	—	439,000	—
Revolving Credit Facility Repayments	(20,450)	—	(70,000)
2015 Senior Note Repayments	—	(119,500)	(10,500)
Tender Premium Paid	—	(18,390)	(1,135)
Proceeds from Sale/Leaseback	—	15,905	—
Outstanding Checks	1,806	(5,140)	(3,090)
Debt Costs	(4,888)	(2,638)	(13)
Tax Benefit of Share Based Compensation	3,455	11,016	6,174
Exercise of Stock Options	1,019	2,000	1,072
Acquisition of Treasury Stock	(3,369)	(6,216)	(3,207)
Stock Repurchase Program	—	(300,094)	—
Other Financing Activities	—	(510)	(1,169)

Net Cash (Used in) Provided by Financing Activities	(22,427)	15,433	(81,868)

Net Decrease in Cash and Cash Equivalents	(3,804)	(92)	(8,846)
Cash and Cash Equivalents at Beginning of Period	5,021	5,113	13,959

Cash and Cash Equivalents at End of Period	$1,217	$5,021	$5,113

Supplemental Cash Flow Information:
Interest Paid	$24,162	$40,951	$18,704
Income Taxes Paid	3,933	5,276	29,947

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

The operations of the Company include barge transportation together with related port services along the Inland Waterways and marine equipment manufacturing. Barge transportation accounts for the majority of the Company’s revenues and includes the movement of bulk products, grain, coal, steel and liquids in the United States. The Company has long term contracts with many of its customers. The Company’s former operations in both Venezuela and the Dominican Republic have been classified as discontinued operations for all periods presented in these financial statements (see Note 15). Manufacturing of marine equipment is provided to customers in marine transportation and other related industries in the United States. The Company also has operations engaged in naval architecture and engineering, environmental consulting and civil engineering. On a combined basis these other operations are significantly smaller than either the transportation or manufacturing segments.

The assets of ACL consist principally of its ownership of all of the stock of Commercial Barge Line Company, a Delaware corporation (“CBL”). The assets of CBL consist primarily of its ownership of all of the equity interests in American Commercial Lines LLC, ACL Transportation Services LLC, and Jeffboat LLC, Delaware limited liability companies and their subsidiaries and ACL Professional Services, Inc., a Delaware corporation. CBL is responsible for corporate income taxes. ACL and CBL do not conduct any operations independent of their ownership interests in the consolidated subsidiaries.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements reflect the results of operations, cash flows and financial position of ACL and its majority-owned subsidiaries as a single entity. All significant intercompany accounts and transactions have been eliminated.

Investments in companies that are not majority-owned are accounted for under the equity method or at cost, depending on the extent of control during the period presented.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Some of the significant estimates underlying these financial statements include amounts recorded as reserves for doubtful accounts, reserves for obsolete and slow moving inventories, pension and post-retirement liabilities, incurred but not reported medical claims, insurance claims and related insurance receivables, deferred tax liabilities, assets held for sale, revenues and expenses on special vessels using the percentage-of-completion method, environmental liabilities, valuation allowances related to deferred tax assets, expected forfeitures of share-based compensation, liabilities for unbilled barge and boat maintenance, liabilities for unbilled harbor and towing services, recoverability of acquisition goodwill and depreciable lives of long-lived assets.

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include short term investments with a maturity of less than three months when purchased. ACL has, from time to time, cash in banks in excess of federally insured limits.

ACCOUNTS RECEIVABLE

Accounts receivable consist of the following.

	December 31,	December 31,
	2008	2007

Accounts Receivable	$139,845	$116,139
Allowance for Doubtful Accounts	(1,150)	(1,218)

	$138,695	$114,921

ACL maintains an allowance for doubtful accounts based upon the expected collectibility of accounts receivable. Trade receivables less allowances reflect the net realizable value of the receivables, and approximate fair value. The Company generally does not require collateral or other security to support trade receivables subject to credit risk. To reduce credit risk, the Company performs credit investigations prior to establishing customer credit limits and reviews customer credit profiles on an ongoing basis. An allowance against the trade receivables is established based either on the Company’s knowledge of a customer’s financial condition or a percentage of past due accounts. The percentage of past due accounts is modified from time to time based on general economic conditions. Accounts are charged to the allowance when management determines that the accounts are unlikely to be collected. Recoveries of trade receivables previously reserved in the allowance are added back to the allowance when recovered.

INVENTORY

Inventory is carried at the lower of cost (based on a weighted average cost method) or market and consists of the following:

	December 31,	December 31,
	2008	2007

Raw Materials	$20,648	$19,009
Work in Process	21,359	25,203
Parts and Supplies(1)	27,628	26,678

	$69,635	$70,890

(1)	Net of reserves for obsolete and slow moving inventories of $373 and $455 at December 31, 2008 and 2007, respectively.

PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets include estimated claims receivable from insurance carriers of $20,135 at December 31, 2008 and $12,478 at December 31, 2007 and collateral payments for fuel hedges of $6,400 and $0 at December 31, 2008 and 2007, respectively. The remainder of current assets primarily relate to prepaid rent, insurance and other contracts.

ASSETS AND ASSET CAPITALIZATION POLICIES

Asset capitalization policies have been established by management to conform to generally accepted accounting principles. All expenditures for property, buildings or equipment with economic lives greater than

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

one year are recorded as assets and amortized over the estimated economic useful life of the individual asset. Generally, individual expenditures less than one thousand dollars are not capitalized. An exception is made for program expenditures, such as personal computers, that involve multiple individual expenditures with economic lives greater than one year. The costs of purchasing or developing software are capitalized and amortized over the estimated economic life of the software.

New barges built for the transportation segment by the manufacturing segment are capitalized at cost. Repairs that extend the original economic life of an asset or that enhance the original functionality of an asset are capitalized and amortized over the asset’s estimated economic life. Capitalized expenditures include major steel re-plating of barges that extends the total economic life of the barges, repainting the entire sides or bottoms of barges which also extends their economic life or rebuilding boat engines, which enhances the fuel efficiency or power production of the boats.

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

IMPAIRMENT OF LONG-LIVED AND INTANGIBLE ASSETS

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

Losses (and reversals of prior losses) on assets held for sale of $430, ($583) and $583 were recorded in 2008, 2007 and 2006, respectively. These amounts are included in cost of sales — transportation and services in the consolidated income statement. During the first quarter 2007, the market value of two boats held for sale was determined to exceed the carrying value of the boats prior to previously recorded impairment charges. Due to this change in estimated market value, previously recognized impairment charges of $583 were reversed in the first quarter of 2007, based on more current assessment of market value. One of the two boats was sold at a small gain during the second quarter. The other boat continues to be actively marketed. See Note 16.

The recoverability of indefinite-lived intangible assets (i.e. goodwill) is evaluated annually, or more frequently if impairment indicators exist, on a reporting unit basis by comparing the estimated fair value to its carrying value.

Goodwill impairment losses of $1,124 were recorded in 2008. No goodwill impairment was recorded in 2007 or 2006. Goodwill impairment expense is reported as a separate line item of operating expense in the consolidated income statement. Goodwill impairment losses were incurred on the recently purchased Elliott Bay and Summit Contracting reporting units, both of which are included in All Other Segments, due primarily to increases in the Company’s cost of capital which lowered the discounted cash flow models, resulting in an excess of carrying values over the estimated fair value of the entities. Underlying expected cash flows of the entities did not change significantly from the acquisition date expectations.

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

PROPERTIES, DEPRECIATION AND AMORTIZATION

Property additions in 2008 and 2007 are stated at cost less accumulated depreciation. Provisions for depreciation of properties are based on the estimated useful service lives computed on the straight-line method. Buildings and improvements are depreciated from 15 to 45 years. Improvements to leased property are amortized over the shorter of their economic life or the respective lease term. Equipment is depreciated from 5 to 42 years.

	December 31,	December 31,
	2008	2007

Land	$10,402	$10,403
Buildings and Improvements	48,803	41,201
Equipment	667,641	591,109

	726,846	642,713
Less Accumulated Depreciation	172,266	130,881

	$554,580	$511,832

Depreciation expense was $48,757, $47,807 and $47,681 for the fiscal years 2008, 2007 and 2006, respectively.

INTANGIBLE ASSETS

Intangible assets are included in other assets in the consolidated balance sheets and consist of the following.

	December 31,	2008			December 31,
	2007	Additions	Amortization	Impairments	2008

Goodwill — McKinney	$2,100	$—	$—	$—	$2,100
Covenant Not to Compete — Elliott Bay	504	—	183	—	321
Goodwill — Elliott Bay	3,506	1,247	—	855	3,898
Permits/Licenses — Summit	—	170	128	—	42
Customer Backlog — Summit	—	280	210	—	70
Covenant Not to Compete — Summit	—	2,530	380	—	2,150
Customer Relations — Summit	—	1,460	74	—	1,386
Tradenames — Summit	—	1,980	—	—	1,980
Goodwill — Summit	—	269	—	269	—

	$6,110	$7,936	$975	$1,124	$11,947

Future intangible amortization expense is estimated to be as follows.

2009	$717
2010	605
2011	605
2012	605
2013	225

ACL also has capitalized software of $8,470 at December 31, 2008 and $8,439 at December 31, 2007 which are included in Other Assets. Software amortization expense was $2,144, $1,564 and $1,125 for the fiscal years 2008, 2007 and 2006, respectively.

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

INVESTMENTS IN EQUITY INVESTEES

The Investment in Equity Investees balance at December 31, 2008 consists of small individual equity investments in four domestic ventures: BargeLink LLC, Bolivar Terminal LLC, TTBarge Services Mile 237 LLC and SSIC Remediation LLC. The Company holds 50% or less of the equity interest in each investee and does not exercise control over any entity. Earnings related to ACL’s equity method investees in aggregate were $1,064, $1,234 and $1,683, for fiscal years 2008, 2007 and 2006, respectively. These earnings are included in other income in the consolidated income statements.

During 2005 ACL had investments in Equity Investees in the above named entities and in Global Materials Services Venezuela (“GMSV”) which were accounted for by the equity method. On October 28, 2006, ACL sold its 46% ownership share of GMSV and other Venezuelan subsidiaries for $26,532 (see Note 15).

DEBT COST AMORTIZATION

ACL amortizes debt issuance costs and fees over the term of the debt. Amortization of debt issuance costs was $5,005, $5,992 and $1,381 for the fiscal years 2008, 2007 and 2006, respectively, and is included in interest expense (scheduled amortization) and debt retirement expenses (write-offs) in the consolidated income statement. Amortization of debt issuance cost for 2008, 2007 and 2006 includes $2,379, $5,548 and $302, respectively, from the early retirement of debt (see Note 3).

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

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

EXPENSE ESTIMATES FOR UNBILLED BOAT AND BARGE MAINTENANCE CHARGES

Many boat and barge maintenance activities are necessarily performed as needed to maximize the in-service potential of our fleets. Many of these services are provided by long time partners located along the entire length of the Inland Waterways. Estimates are therefore required for unbilled services at any period end in order to record services as they are received. Estimates are based upon historical trends and recent charges.

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

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

EMPLOYEE BENEFIT PLANS

Assets and liabilities of our defined benefit plans are determined on an actuarial basis and are affected by the estimated market value of plan assets, estimates of the expected return on plan assets and discount rates. Actual changes in the fair market value of plan assets and differences between the actual return on plan assets and the expected return on plan assets will affect the amount of pension expense ultimately recognized, impacting our results of operations. The Company is self-insured up to $250 per individual for medical benefits for current employees, per policy year. The liability for post-retirement medical benefits is also determined on an actuarial basis and is affected by assumptions including the discount rate and expected trends in health care costs.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current year presentation.

RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, and amendment of FASB Statements No 87, 88, 106, and 132 (R) (“SFAS 158”). SFAS 158 requires plan sponsors of defined benefit pension and other postretirement benefit plans (collectively, “postretirement benefit plans”) to recognize the funded status of their postretirement benefit plans in the consolidated balance sheet, measure the fair value of plan assets and benefit obligations as of the date of the fiscal year-end consolidated balance sheet, and provide additional disclosures. On December 31, 2006, ACL adopted the recognition and disclosure provisions of SFAS 158. The effect of adopting SFAS 158 on ACL’s financial condition at December 31, 2006 has been included in the accompanying consolidated financial statements. SFAS 158’s provisions that required ACL to change the measurement date of its postretirement benefit plans to December 31, versus the September 30 measurement date used previously, was adopted as of January 1, 2008 resulting in a charge of $726 ($517 after-tax). This amount was recorded as an adjustment to retained earnings.

On December 31, 2006, ACL adopted the recognition and disclosure provisions of SFAS 158. SFAS 158 required the Company to recognize the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations) of its pension plan in the December 31, 2006 consolidated balance sheet, with a corresponding adjustment to accumulated other comprehensive income, net of tax. The adjustment to accumulated other comprehensive income at adoption represents the net unrecognized actuarial losses, unrecognized prior service costs, and unrecognized transition obligation remaining from the initial adoption of SFAS 87, all of which were previously netted against the plan’s funded status in the company’s consolidated balance sheet pursuant to the provisions of SFAS 87. These amounts are being subsequently recognized as net periodic pension cost pursuant to the Company’s historical accounting policy for amortizing such amounts. Further, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic pension cost in the same periods will be recognized as a component of other comprehensive income. Those amounts will be subsequently recognized as a component of net periodic pension cost on the same basis as the amounts recognized in accumulated other comprehensive income at adoption of SFAS 158.

The incremental effects of adopting the provisions of SFAS 158 on ACL’s consolidated balance sheet at December 31, 2006 are presented in the following table. The adoption of SFAS 158 had no effect on the ACL’s consolidated income statement for the year ended December 31, 2006, and it will not affect ACL’s

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

operating results in future periods. The effect of recognizing the additional minimum liability in 2006, exclusive of SFAS 158 is included in table below in the column labeled “Prior to Adopting SFAS 158.”

	At December 31, 2006
	Prior to	Effect of	As Reported
	Adopting	Adopting	at December 31,
	SFAS 158	SFAS 158	2006

Accrued Pension Liability	$(12,661)	$(3,365)	$(16,026)
Accrued Post Retirement Liability	(11,208)	1,151	(10,057)
Deferred Income Taxes	514	824	1,338
Accumulated Other Comprehensive Loss	(1,374)	(2,197)	(3,571)

Included in accumulated other comprehensive loss at December 31, 2006 is the net actuarial loss of $4,722 ($2,953 net of tax) which had not yet been recognized in net periodic pension cost.

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

In September 2006 the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The standard defines fair value as the price received to sell an asset or paid to transfer a liability in an orderly transaction between market participants (knowledgeable, independent, able, willing parties) at any measurement date. The standard assumes highest and best use defined from the perspective of a market participant. Transactions costs are excluded from fair value. The standard creates a hierarchy of fair value determination where Level 1 is active market quotes for identical assets, Level 2 is active market quotes for similar assets and Level 3 is for fair

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

value determined through unobservable inputs. Fair value must account for risk (those inherent in the valuation process, risk that an obligation may not be fulfilled) and for any restriction on an asset if a market participant would consider in valuation. This Statement does not eliminate the practicability exceptions to fair value measurements in many other accounting pronouncements. The provisions of SFAS 157 were effective for fiscal years beginning after November 15, 2007. SFAS 157 transition provisions for certain instruments required cumulative-effect adjustments to beginning retained earnings. The Company had no instruments requiring this treatment. Therefore, the impact of SFAS 157 on the Company will be prospective through earnings or other comprehensive income, as appropriate. The impact of adopting SFAS 157 did not have a significant impact on the Company’s financial statements. Subsequent to its adoption fair value measurements made by the Company in preparing its financial reporting have been made per its provisions, where required, but have not materially impacted the financial position or results of operations of the Company.

In February 2007 the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 allows entities to voluntarily choose, at specified election dates, to measure many financial assets and financial liabilities (as well as certain non-financial instruments that are similar to financial instruments) at fair value (the “fair value option”). The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, SFAS 159 specifies that all subsequent changes in fair value for that instrument shall be reported in earnings. SFAS 159 was effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We did not elect the fair value option allowed by this standard for any pre-existing financial assets or liabilities and, therefore, the adoption of SFAS 159 did not have any effect on the Company’s financial statements.

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

In December 2007 the FASB issued SFAS No. 160 “Non-controlling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 requires that the ownership interests in subsidiaries held by third parties presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. The amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of income. Changes in a parent’s ownership interest while the parent retains its controlling financial interest must be accounted for as equity transactions. SFAS 160 requires that entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2008. Early adoption of SFAS 160

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

is prohibited. We do not expect the adoption of SFAS 160 to have a significant impact on our financial statements, but will include required disclosures for all periods presented beginning in 2009.

In December 2007 the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” which requires expanded disclosure surrounding derivative instruments and hedging activities. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We have not early adopted SFAS No. 161 but will comply with the disclosure provisions beginning in 2009.

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

Per share data is based upon the average number of shares of common stock of ACL par value $.01 per share (“Common Stock”), outstanding during the relevant period. Basic earnings per share are calculated using only the weighted average number of issued and outstanding shares of Common Stock. Diluted earnings per share, as calculated under the treasury stock method, include the average number of shares of additional Common Stock issuable for stock options, whether or not currently exercisable and for unvested restricted stock grants. Anti-dilutive options of approximately 626,000 in 2008, 175,000 in 2007 and none in 2006 were excluded from the calculation of diluted earnings per share.

Basic and diluted earnings per share are calculated as follows:

	2008	2007	2006

Net Income	$48,011	$44,361	$92,252
Weighted average common shares outstanding (used to calculate basic EPS)	50,459	56,245	60,743
Dilutive effect of share-based compensation	373	1,434	2,058

Shares used to calculate fully diluted EPS	50,832	57,679	62,801
Basic earnings per share	$0.95	$0.79	$1.52
Diluted earnings per share	$0.94	$0.77	$1.47

NOTE 3.	DEBT

	December 31,	December 31,
	2008	2007

Revolving Credit Facility	$418,550	$439,000
Elliott Bay Note	750	760
Summit Contracting Note	670	—

Total Debt	419,970	439,760
Less Current Portion of Long Term Debt	1,420	—

Long Term Debt	$418,550	$439,760

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On April 27, 2007, the Company entered into an agreement which provides for a five-year $400,000 credit facility. The new bank revolver replaced the previous $250,000 asset-based revolver that was entered into on February 11, 2005. On August 17, 2007, the Company obtained additional lender commitments for an additional $200,000 which increased the total facility size to $600,000. Bank commitment fees and costs of the amendment for the expansion of the facility totaling $2,235 are included in Other Assets in the accompanying condensed consolidated balance sheet at December 31, 2007 and were being amortized over the life of the facility. The new revolving credit facility bears interest at LIBOR plus a margin or at the prime rate plus a margin based on the consolidated leverage ration as defined in the amended agreement.

On June 26, 2008, the Company entered into an amendment to its revolving credit facility. The amendment eased certain financial covenants, increased the leverage ratio as defined in the revolving credit agreement from 3.0 times EBITDA at June 30, 2008 to 3.75 times EBITDA and decreased the fixed charge coverage ratio as defined in the revolving credit agreement from 1.50 times to 1.25 times until maturity. The amendment also adjusted the maturity date of the credit facility from April 2012 to March 2009 and decreased the total revolving loan commitments from $600,000 to $550,000. The revolving credit facility called for interest at LIBOR plus a margin or at the prime rate plus a margin based on the consolidated leverage ratio as defined in the amended credit agreement. The amendment increased the defined interest rate margins under the credit facility by 100 basis points. The Company paid an amendment fee and incurred other costs related to the amendment. The Company wrote off $2,379 of the prior debt issuance costs related to the credit facility due to its amendment in June 2008.

At December 31, 2008 the margin was 250 basis points above LIBOR and 125 basis points above the prime rate. Total available credit as of December 31, 2008 was $128,083 based on total available credit less the outstanding revolver amount and an outstanding letter of credit totaling $3,367 under the facility. The revolving credit facility contained certain covenants including a total leverage ratio, fixed charge coverage ratio and minimum net worth as defined in the facility loan agreement. The weighted average interest rate on the asset based revolver and revolving credit facility was 5.2% in 2008 and for the asset based revolver was 6.6% in 2007. As of December 31, 2008, the Company was in compliance with all covenants. Through March 31, 2009 the Company’s total leverage ratio as defined in the revolving credit facility cannot be greater than 3.75 to 1.0. The maximum total leverage ratio limited the Company’s ability to borrow the full amount of the revolving credit facility if the sum of the adjusted EBITDA for each of the prior four quarters was not sufficient. The revolving credit facility was secured by the tangible and intangible assets of the Company.

See Note 17, Subsequent Events, for a discussion of an amendment to the existing credit facility executed in February 2009.

The Elliott Bay note bears interest at 5.5% per annum and is payable on or before January 2, 2009. The Summit Contracting note bears interest at 6.0% per annum and is payable on or before September 30, 2009. These notes were part of the consideration given in the purchase of the entities. (See Note 16.)

Unamortized debt issuance costs related to the asset-based revolver of $2,189 were written off in the second quarter, 2007 when it was terminated and were recorded in Debt Retirement Expenses in the consolidated income statement.

On January 30, 2007, holders of $119,500 or 100% of the outstanding principal amount of the Company’s 9.5% Senior Notes validly tendered their Notes and delivered consents to the proposed amendments. Holders of the Notes received, on January 31, 2007, total consideration equal to $1,153.89 per $1,000.00 principal amount of the Notes validly tendered, or 115.389% of their par value, plus accrued and unpaid interest up to, but not including, the consent date, resulting in $18,390 of Debt Retirement Expenses. Unamortized debt issuance costs of $3,359 related to the Senior Notes in other assets in the accompanying consolidated balance sheet at December 31, 2006 were written off as of the date of the tender. The excess tender premium and the

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

write-off of the debt issuance costs are recorded in Debt Retirement Expenses on the consolidated income statements.

During 2006, using existing working capital, ACL repaid $10,500 of the aforementioned Senior Notes and incurred $1,135 in prepayment penalties and $302 debt issuance cost write-offs.

The principal payments of long-term debt outstanding as of December 31, 2008 over the next five years and thereafter are as follows.

2009	$1,420
2010	18,550
2011	400,000
2012	—
2013	—
Thereafter	—

$419,970

NOTE 4.	INCOME TAXES

ACL’s operating entities are primarily single member limited liability companies that are owned by a corporate parent, and are subject to U.S. federal and state income taxes on a combined basis.

The components of income tax expense, exclusive of income tax expense associated with discontinued operations, follow.

	2008	2007	2006

Income taxes currently payable
Federal	$9,919	$13,680	$34,610
State	954	1,332	3,264

	10,873	15,012	37,874

Deferred income tax expense
Federal	14,804	6,055	10,736
State	1,663	788	1,212

	16,467	6,843	11,948

Total income taxes	$27,340	$21,855	$49,822

Income tax attributable to other comprehensive loss:	$15,205	$5,304	$2,170

Income tax computed at the federal statutory rates reconciled to income tax expense, exclusive of income tax expense associated with discontinued operations as follows.

	2008	2007	2006

Tax at federal statutory rate	$26,203	$23,178	$47,747
State income taxes, net	1,701	1,378	2,912
Other:
Prior year taxes	(673)	(2,791)	(571)
Other miscellaneous items	109	90	(266)

Total income tax expense	$27,340	$21,855	$49,822

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of deferred income taxes included on the balance sheet are as follows.

	December 31,	December 31,
	2008	2007

DEFERRED TAX ASSETS:
Reserve for bad debts	$534	$456
Inventory adjustments	2,096	222
Employee benefits and compensation	1,923	1,660
EPA and legal reserves	—	41
Other accruals	335	46
Warranty accruals	285	157

CURRENT DEFERRED TAX ASSET	$5,173	$2,582

Foreign property	$—	$832
Accrued claims	1,006	1,187
Accrued pension — ACL plan long-term	13,655	1,968
Deferred non-qualified 401(k) plan	1,789	1,953
Accrued post-retirement medical	2,884	3,316
Stock compensation	3,609	2,712
Temporary differences due to income recognition timing	15	19
AMT credit	855	924

TOTAL DEFERRED TAX ASSETS	$28,986	$15,493

DEFERRED TAX LIABILITIES
Domestic property	$(56,419)	$(35,850)
Equity investments in domestic partnerships and limited liability companies	(396)	(398)
Long term leases	(877)	(1,196)
Prepaid insurance	(948)	(1,189)
Software	(995)	(780)
Gain on Fuel Futures	4,976	—
Goodwill	457	(67)

TOTAL DEFERRED TAX LIABILITIES	$(54,202)	$(39,480)

NET DEFERRED TAX LIABILITY	$(25,216)	$(23,987)

NOTE 5.	EMPLOYEE BENEFIT PLANS

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

In addition to the defined benefit pension and related plans, ACL has a defined benefit post-retirement healthcare plan covering certain full-time employees. The plan provides medical benefits and is contributory.

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Retiree contributions are adjusted annually. The plan also contains other cost-sharing features such as deductibles and coinsurance. The accounting for the healthcare plan anticipates future cost-sharing changes to the written plan that are consistent with ACL’s expressed intent to increase the retiree contribution rate annually. In 2003, ACL modified the post-retirement healthcare plan by discontinuing coverage to new hires and current employees who had not reached age 50 by July 1, 2003, and by terminating the prescription drug benefit for all retirees as of January 1, 2004.

ACL also sponsors a contributory defined contribution plan (“401k”) covering eligible employee groups. Contributions to such plans are based upon a percentage of employee contributions and were $4,114, $3,641 and $2,334 in 2008, 2007 and 2006, respectively, representing a 4% employee match.

Certain employees are covered by a union-sponsored, collectively-bargained, multi-employer defined benefit pension plan. Contributions to the plan, which are based upon a union contract, were approximately $872, $150 and $21, in 2008, 2007 and 2006, respectively. In addition there was an accrual of $2,130 in 2007 to buyout the remaining obligations of a union pension program which was reversed in 2008 as a result of a 2008 settlement with the represented employees.

See “Recently Issued Accounting Standards” in Note 1 for a discussion of adoption of SFAS 158 in 2006 and 2008.

A summary of the pension and post-retirement plan components follows.

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Pension Plan
	December 31, 2008	December 31, 2007

Accumulated Benefit Obligation, End of Year	$163,325	$155,938

CHANGE IN PROJECTED BENEFIT OBLIGATION:
Projected benefit obligation, beginning of period	$159,485	$159,354
Service cost	5,320	4,950
Interest cost	9,520	9,004
Plan Amendments	—	543
Actuarial gain	(553)	(7,422)
Benefits paid	(6,332)	(6,944)

Projected benefit obligation, end of period	$167,440	$159,485

CHANGE IN PLAN ASSETS:
Fair value of plan assets, beginning of period	$154,233	$143,328
Actual return on plan assets	(16,904)	17,849
Company contributions	—	—
Benefits paid	(6,332)	(6,944)

Fair value of plan assets, end of period	$130,997	$154,233

Funded status	$(36,443)	$(5,252)

AMOUNTS RECOGNIZED IN THE CONSOLIDATED BALANCE SHEETS:
Noncurrent assets	$—	$—
Current liabilities	—	—
Noncurrent liabilities	(36,443)	(5,252)

Net amounts recognized	$(36,443)	$(5,252)

AMOUNTS RECOGNIZED IN CONSOLIDATED OTHER COMPREHENSIVE INCOME:
Net actuarial (gain) loss	$18,877	$(8,948)
Prior service cost	472	543

Total	$19,349	$(8,405)

Measurement date	December 31, 2008	September 30, 2007

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Post-Retirement Plan
	December 31, 2008	December 31, 2007

CHANGE IN BENEFIT OBLIGATION:
Benefit obligation, beginning of period	$9,404	$10,275
Service cost	45	195
Interest cost	501	569
Plan participants’ contributions	378	441
Actuarial gain	(811)	(1,049)
Benefits paid	(1,040)	(1,027)

Benefit obligation, end of period	$8,477	$9,404

CHANGE IN PLAN ASSETS:
Fair value of plan assets, beginning of period	$—	$—
Employer contributions	662	586
Plan participants’ contributions	378	441
Benefits paid	(1,040)	(1,027)

Fair value of plan assets, end of period	$—	$—

FUNDED STATUS:
Funded status	$(8,477)	$(9,404)
Net claims during 4th quarter	—	146

Funded status	$(8,477)	$(9,258)

AMOUNTS RECOGNIZED IN THE CONSOLIDATED BALANCE SHEETS:
Noncurrent assets	$—	$—
Current liabilities	(779)	(408)
Noncurrent liabilities	(7,698)	(8,850)

Net amounts recognized	$(8,477)	$(9,258)

AMOUNTS RECOGNIZED IN CONSOLIDATED OTHER COMPREHENSIVE INCOME:
Net actuarial gain	$(2,524)	$(2,178)

Measurement date	December 31, 2008	September 30, 2007

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Components of net periodic benefit cost:

	2008	2007	2006

Pension:
Service cost	$5,320	$4,967	$5,021
Interest cost	9,520	9,004	8,574
Expected return on plan assets	(12,187)	(11,601)	(10,956)
Amortization of prior service cost	57	—	159

Net periodic benefit cost	$2,710	$2,370	$2,798

Post-retirement:
Service cost	$45	$195	$318
Interest cost	501	569	645
Amortization of net actuarial gain	(421)	(21)	—

Net periodic benefit cost	$125	$743	$963

Weighted-average assumptions

	2008	2007

Pension:
Discount rate — benefit cost	6.00%	5.75%
Discount rate — benefit obligation	6.10%	6.00%
Expected return on plan assets	8.25%	8.25%
Rate of compensation increase	2%/4% (2009/thereafter)	4.00%

The following table presents the fair value percentage of plan assets in each asset category.

	December 31, 2008	December 31, 2007

Asset Category
Equity securities	50.4%	59.9%
Debt securities	49.3	40.1
Cash	0.3	—

Total	100.0%	100.0%

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

	2008	2007

Post-retirement:
Discount rate — benefit cost	6.00%	5.75%
Discount rate — benefit obligation	6.10%	6.00%

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The net post-retirement benefit obligation was determined using the assumption that the health care cost trend rate for retirees was 10.0% for the current year, decreasing gradually to a 5.0% trend rate by 2015 and remaining at that level thereafter. A 1% increase in the assumed health care cost trend rate would have increased the accumulated post-retirement benefit obligation as of December 31, 2008 by $111 and increased the aggregate of the service and interest cost components of net periodic post-retirement benefit expense for 2008 by $6. A 1% decrease in the assumed health care cost trend rate would have decreased the accumulated post-retirement benefit obligation as of December 31, 2008 by $98 and decreased the aggregate of the service and interest cost components of net periodic post-retirement benefit expense for 2008 by $5.

Investment Policies and Strategies

ACL employs a total return investment approach whereby a mix of equities and fixed income investments are used to maximize the long term return of plan assets for a prudent level of risk. The intent of this strategy is to minimize plan expenses by outperforming plan liabilities over the long run. Risk tolerance is established through careful consideration of plan liabilities, plan funded status, and corporate financial condition. The investment portfolio contains a diversified blend of equity and fixed income investments. Furthermore, equity investments are diversified across U.S. and non-U.S. stocks as well as growth, value and small, mid and large capitalizations. During normal market environments, target allocations are maintained through monthly rebalancing procedures but may be altered due to existing market conditions or opportunities. Derivatives may be used to gain market exposure in an efficient and timely manner. To the extent that the non-derivative component of a portfolio is exposed to clearly defined risks, and derivative contracts exist which can be used to reduce those risks, the investment managers are permitted to use such derivatives for hedging purposes. For example, derivatives can be used to extend the duration of the portfolio via interest rate swaps. Investment risk is measured and monitored on an ongoing basis through daily, monthly and annual asset/liability analysis, periodic asset/liability studies, and timely investment portfolio reviews.

Contributions and Payments

The post-retirement benefit plan is unfunded. ACL expects to pay $779 in medical benefits under the plan in 2009, net of retiree contributions. The pension plan is funded and held in trust. ACL expects to contribute $2,700 to the pension plan in 2009. The expected payments to plan participants are as follows.

		Post-Retirement
	Pension Plan	Medical Plan

2009	$6,178	$779
2010	6,799	844
2011	7,422	920
2012	8,187	920
2013	8,840	926
Next 5 years	54,591	3,807

NOTE 6.	LEASE OBLIGATIONS

ACL leases operating equipment, buildings and data processing hardware under various operating leases and charter agreements, which expire from 2009 to 2075 and which generally have renewal options at similar terms. Certain vessel leases also contain purchase options at prices approximating fair value of the leased vessels. Rental expense under continuing obligations was $25,811, $26,475 and $23,287 for fiscal years 2008, 2007 and 2006, respectively. The Company currently has no capital lease obligations.

At December 31, 2008, obligations under ACL’s operating leases with initial or remaining non-cancellable lease terms longer than one year were as follows.

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

						2014
	2009	2010	2011	2012	2013	and after

Operating Lease Obligations	$25,822	$24,802	$21,632	$15,051	$14,501	$76,241

NOTE 7.	RELATED PARTY TRANSACTIONS

Revenue on the consolidated income statements includes freight revenue from related parties of $0, $1,386 and $1,463 for 2008, 2007 and 2006, respectively. As of December 31, 2008 and December 31, 2007 there were $0 and $11, respectively, in related party receivables included in accounts receivable on the consolidated balance sheets. All of these related party balances are from Barge Link LLC, the company’s equity investee through a joint venture with MBLX, Inc.

NOTE 8.	FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

The carrying amounts and fair values of ACL’s financial instruments are as follows.

	2008		2007
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Liabilities:
Revolving Credit Facility	$418,550	418,550	$439,000	$439,000
Elliott Bay Note	750	750	760	741
Summit Contracting Note	670	645	—	—
Fuel Hedge Swap	13,279	13,279	28	28

The carrying value of the revolving credit facility bears interest at floating rates and therefore approximates its fair value. The Elliott Bay note bears interest at 5.5% per annum and was paid on January 2, 2009. The Summit Contracting note bears interest at 6.0% per annum and its fair value was determined by using ACL’s incremental borrowing rate at December 31, 2008. The fuel hedge swaps were valued at quoted rates.

Cash, accounts receivable, accounts payable and accrued liabilities are reflected in the consolidated financial statements at their carrying amount which approximates fair value because of the short term maturity of these instruments.

Fuel Price Risk Management

ACL has price risk for fuel not covered by contract escalation clauses and in time periods from the date of price changes until the next monthly or quarterly contract reset. From time to time ACL has utilized derivative instruments to manage volatility in addition to contracted rate adjustment clauses. Beginning in December 2007 the Company began entering into fuel price swaps with commercial banks. In 2008 settlements occurred on contracts for 9,515,000 gallons and a net loss of $867 which was recorded as an increase to fuel expense, a component of cost of sales, as the fuel was used. These derivative instruments have been designated and accounted for as cash flow hedges, and to the extent of their effectiveness, changes in fair value of the hedged instrument will be accounted for through other comprehensive income until the fuel hedged is used at which time the gain or loss on the hedge instruments will be recorded as fuel expense (cost of sales). Hedge ineffectiveness is expensed as incurred.

		Fair Value of Measurements
		at Reporting Date
		Using Markets for
Description	12/31/2008	Identical Assets (Level 1)

Fuel Price Swaps	$(13,279)	$(13,279)

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2008, the $13,279 obligation representing the fair value of the fuel swaps is recorded as a current liability and as a net of tax deferred loss in other comprehensive income in the consolidated balance sheet less hedge ineffectiveness. Hedge ineffectiveness was $580 in the fourth quarter 2008 and $780 for the year 2008. The fair value of the fuel price swaps is based on quoted market prices

NOTE 9.	CONTINGENCIES

A number of legal actions are pending against ACL in which claims are made in substantial amounts. While the ultimate results of pending litigation cannot be predicted with certainty, management does not currently expect that resolution of these matters will have a material adverse effect on ACL’s consolidated income statements, balance sheets and cash flows.

On July 23, 2008, a tank barge owned by American Commercial Lines LLC, an indirect wholly-owned subsidiary of the Company, that was being towed by DRD Towing Company, L.L.C., of Harvey, LA, an independent towing contractor was involved in a collision with the motor vessel Tintomara at Mile Marker 97 of the Mississippi River in the New Orleans area. While the Company believes it has satisfactory insurance coverage, when combined with other legal remedies, for the cost of cleanup operations as well as other potential liabilities arising from the incident, there can be no assurance that the actual costs will not exceed the amount of available insurance or that the insurance companies will continue to fund the expenses of cleanup and defense. The Company paid $850,000 in retention amounts under our insurance policies in the third quarter of 2008. If our insurance companies refuse to continue to fund the cleanup or other liabilities associated with the claims, the Company may have to pay such expenses and seek reimbursement from the insurance companies. Given the preliminary stage of the litigation, the Company is unable to determine the amount of loss, if any, the Company will incur and the impact, if any, the incident and related litigation will have on the financial condition or results of operations of the Company.

As of December 31, 2008 the Company was involved in several matters relating to the investigation or remediation of locations where hazardous materials have or might have been released or where the Company or our vendors have arranged for the disposal of wastes. These matters include situations in which the Company has been named or are believed to be a potentially responsible party (“PRP”) under applicable federal and state laws. The Company has approximately $80 accrued for potential costs related to these matters.

At December 31, 2008, approximately 1,200 employees of the Company’s manufacturing segment were represented by a labor union under a contract that expires in April 2010.

At December 31, 2007, approximately 20 positions at ACL Transportation Services LLC’s terminal operations in St. Louis, Missouri, are represented by the International Union of United Mine Workers of America, District 12-Local 2452 (“UMW”), under a collective bargaining agreement that expires December 2010.

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

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	Reportable Segments		All Other	Intersegment
	Transportation	Manufacturing	Segments(1)	Eliminations	Total

Year ended December 31, 2008
Total revenue	$898,152	$284,274	$46,138	$(31,759)	$1,196,805
Intersegment revenues	880	29,480	1,399	(31,759)	—

Revenue from external customers	897,272	254,794	44,739	—	1,196,805
Operating expense
Materials, supplies and other	304,858	—	—	—	304,858
Rent	23,345	—	—	—	23,345
Labor and fringe benefits	118,737	—	—	—	118,737
Fuel	227,489	—	—	—	227,489
Depreciation and amortization	47,255	—	—	—	47,255
Taxes, other than income taxes	14,855	—	—	—	14,855
Gain on disposition of equipment	(954)	—	—	—	(954)
Cost of goods sold	—	242,309	34,116	—	276,425

Total cost of sales	735,585	242,309	34,116	—	1,012,010
Selling, general & administrative	69,493	2,798	9,616	—	81,907
Goodwill impairment	—	—	1,124		1,124

Total operating expenses	805,078	245,107	44,856	—	1,095,041

Operating income (loss)	$92,194	$9,687	$(117)	$—	$101,764

Segment assets	$700,174	$101,877	$37,200	$—	$839,251
Goodwill	$2,100	$—	$3,898	$—	$5,997
Property additions	$89,938	$7,441	$513	$—	$97,892

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Reportable Segments		All Other	Intersegment
	Transportation	Manufacturing	Segments(1)	Eliminations	Total

Year ended December 31, 2007
Total revenue	$809,499	$290,053	$1,929	$(51,121)	$1,050,360
Intersegment revenues	882	50,136	103	(51,121)	—

Revenue from external customers	808,617	239,917	1,826	—	1,050,360
Operating expense
Materials, supplies and other	279,359	—	—	—	279,359
Rent	24,595	—	—	—	24,595
Labor and fringe benefits	111,617	—	—	—	111,617
Fuel	169,178	—	—	—	169,178
Depreciation and amortization	46,694	—	—	—	46,694
Taxes, other than income taxes	16,594	—	—	—	16,594
Gain on Disposition of Equipment	(3,390)	—	—	—	(3,390)
Cost of goods sold	—	228,190	590	—	228,780

Total cost of sales	644,647	228,190	590	—	873,427
Selling, general & administrative	63,627	4,058	1,042	—	68,727

Total operating expenses	708,274	232,248	1,632	—	942,154

Operating income	$100,343	$7,669	$194	$—	$108,206

Segment assets	$661,388	$92,427	$6,996	$—	$760,811
Goodwill	$2,100	$—	$3,506	$—	$5,606
Property additions	$114,661	$7,235	$307	$—	$122,203

(1)	Financial data for segments below the reporting thresholds is attributable to a segment that provides architectural design services that was acquired in the fourth quarter 2007 and the second quarter 2008.

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Reportable Segments		All Other	Intersegment
	Transportation	Manufacturing	Segments	Eliminations	Total

Year ended December 31, 2006
Total revenue	$788,376	$211,367	$—	$(57,191)	$942,552
Intersegment revenues	1,028	56,163	—	(57,191)	—

Revenues from external customers	787,348	155,204	—	—	942,552
Operating expense
Materials, supplies and other	249,500	—	—	—	249,500
Rent	22,445	—	—	—	22,445
Labor and fringe benefits	90,294	—	—	—	90,294
Fuel	157,070	—	—	—	157,070
Depreciation and amortization	45,489	—	—	—	45,489
Taxes, other than income taxes	17,667	—	—	—	17,667
Gain on Disposition of Equipment	(194)	—	—	—	(194)
Cost of goods sold	—	141,589	—	—	141,589

Total cost of sales	582,271	141,589	—	—	723,860
Selling, general & administrative	60,633	5,647	—	—	66,280

Total operating expenses	642,904	147,236	—	—	790,140

Operating income	$144,444	$7,968	$—	$—	$152,412

Segment assets	$589,165	$81,838	$—	$—	$671,003
Goodwill	$—	$—	$—	$—	$—
Property additions	$72,752	$17,290	$—	$—	$90,042

In 2006, ACL sold its remaining assets in South America. See Discontinued Operations — Note 15. After the reclassification, all remaining revenue was based on services performed in the United States.

NOTE 11.  QUARTERLY DATA (UNAUDITED)

	2008
	1st	2nd	3rd	4th	Total

Operating Revenue	$270,516	$322,694	$313,675	$289,920	$1,196,805
Gross Profit	29,633	33,937	56,669	64,556	184,795
Operating Income	9,560	13,506	36,559	42,139	101,764
Discontinued Operations	12	291	(7)	189	485
Income from Continuing Operations	2,303	3,364	18,355	23,504	47,526
Basic earnings per share	$0.05	$0.07	$0.36	$0.47	$0.95
Diluted earnings per share	$0.05	$0.07	$0.36	$0.47	$0.94

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2007
	1st	2nd	3rd	4th	Total

Operating Revenue	$228,244	$261,214	$258,367	$302,535	$1,050,360
Gross Profit	38,427	32,397	46,463	59,646	176,933
Operating Income	21,996	13,990	30,842	41,378	108,206
Discontinued Operations	(46)	(3)	3	40	(6)
Income from Continuing Operations	(1,066)	5,900	15,888	23,645	44,367
Basic earnings per share	$(0.02)	$0.10	$0.30	$0.48	$0.79
Diluted earnings per share	$(0.02)	$0.09	$0.30	$0.46	$0.77

ACL’s business is seasonal, and its quarterly revenues and profits historically are lower during the first and second fiscal quarters of the year (January through June) and higher during the third and fourth fiscal quarters (July through December) due to the North American grain harvest and seasonal weather patterns.

NOTE 12.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) as of December 31, 2008 and December 31, 2007 consists of the following.

	2008	2007

Minimum pension liability, net of tax provision (benefit) of $7,251 and ($3,149), respectively	$(12,098)	$5,256
Minimum post retirement liability, net of tax provision of $987 and $816, respectively	1,646	1,362
Loss on fuel hedge, net of tax provision of $5,755 in 2008	(7,524)	(28)

	$(17,976)	$6,590

NOTE 13.	STOCKHOLDERS’ EQUITY

ACL common stock is traded on the NASDAQ National Market under the symbol “ACLI”. As of December 31, 2008, ACL had 125,000,000 authorized shares and 63,254,986 shares issued and outstanding of which 12,603,626 are held as treasury shares of ACL.

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

On June 7, 2007 and August 13, 2007 the Board of Directors authorized share repurchases, either in the open market or in private transactions, of up to $200,000 and $150,000, respectively, of ACL’s outstanding Common Stock. A total of 12,055 shares were repurchased under these plans for $300,094 which left $49,906 remaining from the original authorizations. All of the purchases under the authorizations were made in the open market and drawn under ACL’s existing bank revolver.

NOTE 14.	SHARE-BASED COMPENSATION

Since January 2005 share-based compensation has been granted to employees and directors from time to time. The Company had no surviving, outstanding share-based compensation agreements with employees or

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

directors prior to that date. ACL has reserved 3,000,000 shares for grants to employees and directors under the American Commercial Lines Inc. 2008 Omnibus Incentive Plan (“the Plan”) which, in 2008, replaced the American Commercial Lines Inc. Equity Award Plan for Employees, Officers and Directors and the ACL 2005 Stock Incentive Plan. According to the terms of the Plan, forfeited share awards and expired stock options become available for future grants. At December 31, 2008, shares totaling 3,275,176 were available under the Plan for future awards.

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

The general characteristics of issued types of share-based awards granted under the Plans through December 31, 2008 are as follows.

Restricted Shares - All of the restricted shares granted to date generally vest over three years in equal annual installments. No new grants of restricted shares have been issued since 2005.

Stock Options — Stock options granted to management employees generally vest over three years in equal annual installments. Stock options granted to board members generally cliff vest in six months. All options issued through December 31, 2008, expire ten years from the date of grant. Stock option grant date fair values are determined at the date of grant using a Black-Scholes option pricing model, a closed-form fair value model, based on market prices at the date of grant. At each grant date we have estimated a dividend yield of 0%. The weighted average risk free interest rate within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. This was 2.94% for 2008 grants and 4.80% for 2007 grants. The expected term represents the period of time the grants are expected to be outstanding, generally six years and has been computed using the short-cut method per the Securities and Exchange Commission Staff Accounting Bulletin 107. Expected volatility for grants is based on implied volatility of the Company’s closing stock price in the period of time from the registration and listing of the stock until the time of each grant since that period is currently shorter than the expected life of the options. Expected volatility was 49.2% for 2008-granted options and 39.5% for 2007 grants. Options outstanding and options exercisable at December 31, 2008, had a remaining weighted average contractual life of approximately 7.1 years.

Restricted Stock Units — Restricted stock units granted to non-officers generally vest over three years in equal annual installments, while a less significant amount of the grants cliff vest twelve months from date of grant. Restricted stock units granted to officers cliff vest thirty-six months from the date of issuance.

Performance Share Units — All of the performance share units granted to date generally cliff vest in three years and contain performance criteria. During the year ended December 31, 2008, based on a decline in the cumulative performance against the long-term, performance based criteria defined in the 2006, 2007 and 2008 awards of performance units, no expense has been recorded on any of the awards and the previously recorded expense of $348 associated with the 2006 awards was reversed during 2007.

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Information relating to grants, forfeitures, vesting, exercise, expense and tax effects are contained in the following tables.

	2008
			Weighted Average
	Number of		Exercise Price
Stock Options:	options		per Share

Outstanding — beginning of year	1,824,384		$7.39
Granted	530,630		18.15
Exercised	483,432	(1)	2.11
Cancelled	184,238		21.45
Expired	154,909		23.78

Outstanding — end of year	1,532,435	(2)	9.44

Exercisable at end of year	1,110,168	(3)	$5.47

Other data (In thousands except weighted average fair value):	2008	2007

Weighted average grant date fair value of options granted during year	$8.46	$16.48
Compensation expense	2,533	2,090
Income tax benefit	910	693
Unrecognized compensation cost at December 31, 2008	$2,452
Weighted average remaining life for unrecognized compensation	1.5 years

(1)	Options exercised included 483,432 shares in 2008. The total intrinsic value of the options exercised in 2008 was $6,383. Cash received upon exercise of the stock options was $1,019 and the related tax benefit realized was $2,211.

(2)	Options outstanding at December 31, 2008 had an aggregate intrinsic value less than the aggregate strike price of those options based on the market price of $4.90 per share at that date. At December 31, 2008 substantially all options outstanding expect to vest.

(3)	Options exercisable at December 31, 2008 had an aggregate intrinsic value less than the aggregate strike price of those options based on the market price of $4.90 per share at that date.

2008
Weighted Average
	Number of	Fair Value at
Restricted Stock:	shares	Grant Date

Unvested — beginning of year	360,450	$2.33
Granted	—	—
Vested	360,450	2.33
Cancelled	—	—

Unvested — end of year	—	—

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other data (in thousands):	2008	2007

Compensation expense	$198	$840
Income tax benefit	72	317
Income tax benefit realized	2,203	4,620
Unrecognized compensation cost at December 31, 2008	$—
Weighted average remaining life for unrecognized compensation	0.0 years

	2008
		Weighted Average
	Number of	Fair Value at
Restricted Stock Units:	shares	Grant Date

Unvested — beginning of year	475,356	$25.74
Granted	527,197	17.74
Vested	193,668	25.21
Cancelled	138,342	20.54

Unvested — end of year	670,543	$20.43

Other data (in thousands):
Compensation expense	$5,927
Income tax benefit	2,165
Income tax benefit realized	1,285
Unrecognized compensation cost at December 31, 2008	$7,490
Weighted average remaining life for unrecognized compensation	0.9 years

	2008
		Weighted Average
	Number of	Fair Value at
Performance Share Units:	shares	Grant Date

Unvested — beginning of year	100,790	$22.56
Granted	57,947	17.82
Vested	28,220	22.20
Cancelled	65,356	20.45

Unvested — end of year	65,161	$20.63

Other data (in thousands):
Compensation expense	$626
Income tax benefit	229
Income tax benefit realized	156
Unrecognized compensation cost at December 31, 2008	$—
Weighted average remaining life for unrecognized compensation	1.3 years

NOTE 15.	DISCONTINUED OPERATIONS

During 2006, in separate transactions, the Company sold its Venezuelan operations and the operating assets of its operations in the Dominican Republic. These transactions resulted in cessation of all International operations of the Company. For all periods presented the International operations have been reported as

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Discontinued Operations net of applicable taxes. The net of tax gain on the sale of the Venezuelan operation of $4.8 million is included in Other Income below.

The impact of discontinued operations on earnings per share in all periods presented is disclosed on the consolidated income statements. Discontinued Operations, net of tax consist of the following.

	2008	2007	2006

Revenue	$—	$—	$21,994
Cost of Sales	—	84	13,974
Selling, General and Administrative	—	53	4,078
Other Income	(776)	(81)	(3,549)

Income (Loss) from Discontinued Operations Before Income Tax	776	(56)	7,491
Income Tax (Benefit)	291	(50)	1,837

Income (Loss) from Discontinued Operations	$485	$(6)	$5,654

NOTE 16.	ACQUISITIONS AND DISPOSITIONS

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

Cost

Current Assets	$961
Properties — Net	12,512
Goodwill	2,100
Purchase Price	$15,573

On May 15, 2007, the Company acquired 3,000 convertible preferred units of Evansville, Indiana-based Summit Contracting, LLC (“Summit”) for $6,132. Acquisition costs of $67 related to this transaction were capitalized during the third and fourth quarters of 2007. The preferred units had a cumulative annual distribution of 8% per annum. The Summit investment was carried at cost and included in other assets on the consolidated balance sheet at December 31, 2007. The cumulative annual distribution was accrued ratably over the year until conversion to common units on April 1, 2008. On March 31, 2008, ACL made a deposit of $8,462 to enable the purchase of the remaining interest in Summit with an effective date of April 1, 2008. The consideration consisted of the $6,199 initial investment, the $8,462 cash deposit, a $700 note payable in 2009 and $3,109 in liabilities assumed and other consideration. On April 1, 2008, Summit became a wholly owned subsidiary of ACL and is consolidated from that date forward. Summit provides environmental and civil construction services. The purchase price has been preliminarily allocated as follows.

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Amortization
	Life in Years	Cost

Current Assets		$7,786
Properties — Net		3,979
Long Term Assets		16
Covenant Not to Compete	5	2,530
Tradenames	Indefinite	1,980
Customer Relationships	14.8	1,460
Customer Backlog	1	280
Permits/Licenses	1	170
Goodwill	Indefinite	269

Purchase Price		$18,470

During the second quarter 2007 the Company acquired 35 hopper barges that it had previously leased under expiring operating leases for a total purchase price of $4,460.

On October 1, 2007 the Company acquired substantially all the of the operating assets and certain liabilities of Seattle, Washington-based Elliott Bay Design Group, Ltd. a naval architecture and marine engineering firm for approximately $4,338 in cash, a $750 note payable in 2009, assumption of $1,691 in liabilities and other consideration. Under terms of the agreement ACL also was contingently liable to the former owners for an earnout fee of $1,250 based on 2008 financial results. This contingent liability has been recognized as an increase to goodwill at December 31, 2008 based on the performance of the acquired company during 2008. From the acquisition date, revenues, costs and expenses have been consolidated with the Company. As a new indirect wholly-owned subsidiary, Elliott Bay Design Group LLC will continue to provide naval architecture, marine engineering and production support to its many customers in the commercial marine industry, while providing ACL with expertise in support of its transportation and marine manufacturing businesses. The preliminary purchase price allocation is as follows.

	Amortization
	Life in Years	Cost

Current Assets		$2,216
Property, Plant & Equipment		511
Covenant Not to Compete	3	550
Goodwill	Indefinite	4,752

Purchase Price		$8,029

The Company sold 28 used dry cargo barges to a third party leasing company for $15,905 on December 21, 2007. Concurrent with the sale, ACL also entered into a ten year leaseback agreement for the 28 barges. The gain on the sale of the barges was deferred and will be amortized over the ten year life of the contract. The underlying lease is an operating lease.

On December 15, 2008 ACL exercised an early purchase option to buy 15 used barges that had previously been leased under an operating lease for a total purchase price of $2,476.

During the first quarter 2007, the current market value of two boats held for sale exceeded the carrying value of the boats prior to previously recorded impairment charges. Due to this change in estimated market value, previously recognized impairment charges of $583 were reversed in the first quarter of 2007, based on a more current assessment of market value. One boat was sold at a small gain in 2007 which left one boat for sale at December 31, 2007.

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Seven additional boats were identified as assets held for sale in the second quarter 2008. Based on the then current market conditions, five of these boats had a current market value less than their respective carrying value. An impairment charge of $430 was recorded in the second quarter 2008 to reflect the current market value. During the second and third quarters of 2008, five of the boats were sold at a gain of $902 which is included in the transportation segment cost of sales. Efforts to market an additional nine boats began in the fourth quarter 2008. At the end of 2008 a total of twelve boats are being actively marketed and are reported as “Assets Held for Sale” on the December 31, 2008 balance sheet.

NOTE 17.	SUBSEQUENT EVENTS

In early January 2009, one of ACL’s largest liquid freight customers filed for Chapter 11 bankruptcy protection. ACL has increased its allowance for doubtful accounts for this customer by $600 at December 31, 2008 and a similar amount in January 2009. Due to the economic downturn ACL will continue to closely monitor all customer credit and receivable balances during the current recession.

On February 20, 2009 ACL signed an amendment (“Amendment No. 6”) to the existing credit facility extending it to March 31, 2011. The extended facility is initially limited to $475,000. The facility will then be reduced to $450,000 on December 31, 2009 and to $400,000 on December 31, 2010. Fees for Amendment No. 6 totaled approximately $21,000. Amendment No. 6 contains more stringent covenants as to fixed charge coverage and consolidated leverage ratio and places limitations on annual capital expenditures. The facility initially bears interest at a LIBOR floor of 3% plus a 550 basis point spread. The spread rate increases by 50 basis points every six months during the term of the agreement.

On March 4, 2009 ACL announced several cost reduction initiatives which will result in certain charges as they are implemented. These include reduction in force affecting approximately 15% its land-based salaried headcount and the planned consolidation of the majority of the activities currently performed at its sales office in Houston, Texas at its Jeffersonville, Indiana headquarters. The implementation of these initiatives will result in charges in the first quarter of 2009, estimated at approximately $4,000 related to severance and other employee costs including the estimated cost of approximately $2,500 of closing the Houston office, primarily a non-cash charge for the write-off of office leasehold improvements.

AMERICAN COMMERCIAL LINES INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(Dollars in thousands)

	Balance at	Charges	Additions to/	Balance
	Beginning	to	(Deductions) from	at End
	of Period	Expense	Revenue(a)	of Period

December 31, 2008:	$1,218	$700	$(768)	$1,150
Allowance for uncollectible accounts
December 31, 2007:
Allowance for uncollectible accounts	$337	$1,269	$(388)	$1,218
December 31, 2006:
Allowance for uncollectible accounts	$1,741	$(96)	$(1,308)	$337

(a)	Write-off of uncollectible accounts receivable.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness as of December 31, 2008 of our disclosure controls and procedures as such term is defined under Rule 13(a)-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that the design and operation of our disclosure controls and procedures were effective as of the end of the period covered by this annual report on Form 10-K.

See Management’s Report on Internal Controls over Financial Reporting in Item 8, which is incorporated herein by reference.

There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s fourth quarter of fiscal 2008 that has been materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item regarding directors is incorporated by reference to our Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held in 2009 (the “2009 Proxy Statement”) under the caption “Election of Directors.”

The information required by this item regarding executive officers is set forth in Item 1, Part I of this annual report on Form 10-K under the caption “Executive Officers and Key Employees.”

The information required by this item regarding “Compliance with Section 16(a) of the Exchange Act,” “Code of Ethics,” the Company’s Audit Committee and the director nomination procedure is incorporated by reference to the 2009 Proxy Statement under the captions “Section 16(A) Beneficial Ownership Reporting Compliance” and “Corporate Governance.”

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this item is incorporated by reference to the 2009 Proxy Statement under the captions “Executive Compensation and Other Information,” “Compensation Committee Interlocks and Insider Participation,” “Director Compensation” and “Compensation Committee Report.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information regarding the security ownership of certain beneficial owners and management is incorporated by reference to the 2009 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation.”

The information regarding “Securities Authorized for Issuance Under Equity Compensation Plans” is incorporated by reference to the 2009 Proxy Statement under the caption “Equity Compensation Plan Information.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item is incorporated by reference to the 2009 Proxy Statement under the captions “Certain Relationships and Related Transactions” and “Board Independence.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this item is incorporated by reference to the 2009 Proxy Statement under the captions “Disclosure of Auditor Fees and Services” and “Audit Committee Pre-Approval Policies and Procedures.”

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

3. Exhibits — The exhibits listed on the accompanying Exhibit Index filed or incorporated by references as part of this Annual Report and such Exhibit Index is incorporated herein by reference. On the Exhibit Index, a “± ‘” identifies each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report, and such listing is incorporated herein by reference.

(b)	Exhibits

See “Exhibit Index”

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN COMMERCIAL LINES INC.

By:	/s/ Michael P. Ryan
Michael P. Ryan
President and Chief Executive Officer
Date: March 11, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Michael P. Ryan Michael P. Ryan	Director, President and Chief Executive Officer (Principal Executive Officer)	March 11, 2009

/s/ Thomas L. Pilholski Thomas L. Pilholski	Senior Vice President, Chief Financial Officer (Principal Financial Officer)	March 11, 2009

/s/ Clayton K. Yeutter Clayton K. Yeutter	Chairman of the Board	March 11, 2009

/s/ Eugene I. Davis Eugene I. Davis	Director	March 11, 2009

/s/ Richard L. Huber Richard L. Huber	Director	March 11, 2009

/s/ Nils E. Larsen Nils E. Larsen	Director	March 11, 2009

Emanuel L. Rouvelas	Director	March 11, 2009

/s/ R. Christopher Weber R. Christopher Weber	Director	March 11, 2009

Exhibit
No.		Description

2.1		First Amended Joint Plan of Reorganization, dated as of October 19, 2004, of American Commercial Lines LLC and Affiliated Debtors (Incorporated by reference to the Registration Statement on Form S-4 of American Commercial Lines LLC and ACL Finance Corp., filed on April 29, 2005)
3.1		Certificate of Incorporation of American Commercial Lines Inc. (Incorporated by reference to the Company’s Form S-1, filed on July 19, 2005)
3.2		Certificate of Amendment to Certificate of Incorporation of American Commercial Lines Inc. (Incorporated by reference to the Company’s Form S-1, filed on July 19, 2005)
3.3		Second Amended and Restated Bylaws of American Commercial Lines Inc. dated July 27, 2006 (Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed on August 1, 2006)
4.1		Specimen common stock certificate (Incorporated by reference to the Company’s Form S-1, filed on August 29, 2005)
10	.1±	Employment Agreement, dated as of January 18, 2005, between American Commercial Lines Inc. and Mark R. Holden (Incorporated by reference to the Registration Statement on Form S-4 of American Commercial Lines LLC and ACL Finance Corp., filed on April 29, 2005)
10	.2±	Termination Benefits Agreement, dated as of December 22, 2003, among American Commercial Lines LLC, American Commercial Barge Line LLC, American Commercial Lines International LLC, Jeffboat LLC and W. Norb Whitlock (Incorporated by reference to the Registration Statement on Form S-4 of American Commercial Lines LLC and ACL Finance Corp., filed on April 29, 2005)
10	.3±	First Amendment and Supplement to Termination Benefits Agreement, dated as of April 30, 2004, among American Commercial Lines LLC, American Commercial Barge Line LLC, American Commercial Lines International LLC, Jeffboat LLC and W. Norb Whitlock (Incorporated by reference to the Registration Statement on Form S-4 of American Commercial Lines LLC and ACL Finance Corp., filed on April 29, 2005)
10	.4±	Second Amendment and Supplement to Termination Benefits Agreement, dated as of January 18, 2005, among American Commercial Lines LLC, American Commercial Barge Line LLC, American Commercial Lines International LLC, Jeffboat LLC and W. N. Whitlock (Incorporated by reference to the Registration Statement on Form S-4 of American Commercial Lines LLC and ACL Finance Corp., filed on April 29, 2005)
10	.5±	Employment Agreement, dated as of February 22, 2005, between American Commercial Lines Inc. and Christopher A. Black (Incorporated by reference to the Registration Statement on Form S-4 of American Commercial Lines LLC and ACL Finance Corp., filed on April 29, 2005)
10	.6±	Employment Agreement, dated as of March 1, 2005, between American Commercial Lines Inc. and Nick Fletcher (Incorporated by reference to the Registration Statement on Form S-4 of American Commercial Lines LLC and ACL Finance Corp., filed on April 29, 2005)
10	.7±	American Commercial Lines Inc. Equity Award Plan for Employees, Officers and Directors (Incorporated by reference to the Registration Statement on Form S-4 of American Commercial Lines LLC and ACL Finance Corp., filed on April 29, 2005)
10	.8±	Form of American Commercial Lines Inc. Restricted Stock Award Agreement (under the American Commercial Lines Inc. Equity Award Plan for Employees, Officers and Directors) (Incorporated by reference to the Registration Statement on Form S-4 of American Commercial Lines LLC and ACL Finance Corp., filed on April 29, 2005)
10	.31±	Form of Stock Option Agreement for executives of American Commercial Lines Inc. (Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed on February 7, 2006)
10	.32±	Form of Restricted Stock Unit Agreement for executives of American Commercial Lines Inc. (Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on February 7, 2006)
10	.33±	American Commercial Lines Inc. 2006 Executive Annual Incentive Plan (Incorporated herein by reference to the Company’s Current Report on Form 8- K, filed on March 23, 2006)

Exhibit
No.		Description

10	.34±	Amendment to Employment Agreement between American Commercial Lines Inc. and Jerry R. Linzey (Incorporated herein by reference to the Company’s Current Report on Form 8-K/A, filed on August 11, 2006)
10	.35±	American Commercial Lines Inc. 2007 Executive Annual Incentive Plan (Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed on January 19, 2007)
10.36		Credit Agreement, dated April 27, 2007, by and among American Commercial Lines LLC, Jeffboat LLC, and ACL Transportation Services LLC, and Wells Fargo Bank, National Association as administrative agent, Bank of America, N.A. and JPMorgan Chase Bank, N.A., as co-syndication agents, Fortis Capital Corp. and LaSalle Bank National Association as co-documentation agents, and Branch Banking and Trust Company, Fifth Third Bank, National City Bank, PNC Bank National Association, SunTrust Bank, U.S. Bank National Association, and Wachovia Bank, N.A. as syndicate members (Incorporated by reference to the Company’s Current Report of American Commercial Lines Inc. on Form 8-K, filed on May 3, 2007)
10.37		Amendment No. 1 to the Credit Agreement, dated as of June 11, 2007, by and among American Commercial Lines LLC, Jeffboat LLC, and ACL Transportation Services LLC, and Wells Fargo Bank, National Association as administrative agent, Bank of America, N.A. and JPMorgan Chase Bank, N.A., as co-syndication agents, Fortis Capital Corp. and LaSalle Bank National Association as co-documentation agents, and Branch Banking and Trust Company, Fifth Third Bank, National City Bank, PNC Bank National Association, SunTrust Bank, U.S. Bank National Association, and Wachovia Bank, N.A. as syndicate members (Incorporated by reference to the Company’s Current Report on Form 8-K, filed on June 13, 2007)
10.38		Amendment No. 2 to the Credit Agreement, dated as of August 16, 2007, by and among American Commercial Lines LLC, Jeffboat LLC, and ACL Transportation Services LLC, and Wells Fargo Bank, National Association as administrative agent, Bank of America, N.A. and JPMorgan Chase Bank, N.A., as co-syndication agents, Fortis Capital Corp. and LaSalle Bank National Association as co-documentation agents, and Branch Banking and Trust Company, Fifth Third Bank, National City Bank, PNC Bank National Association, SunTrust Bank, U.S. Bank National Association, and Wachovia Bank, N.A. as syndicate members (Incorporated by reference to the Company’s Current Report on Form 8-K, filed on August 23, 2007)
10.39		Amendment No. 3 to the Credit Agreement, dated as of August 17, 2007, by and among American Commercial Lines LLC, Jeffboat LLC, and ACL Transportation Services LLC, and Wells Fargo Bank, National Association as administrative agent, Bank of America, N.A. and JPMorgan Chase Bank, N.A., as co-syndication agents, Fortis Capital Corp. and LaSalle Bank National Association as co-documentation agents, and Branch Banking and Trust Company, Fifth Third Bank, National City Bank, PNC Bank National Association, SunTrust Bank, U.S. Bank National Association, and Wachovia Bank, N.A. as syndicate members (Incorporated by reference to the Company’s Current Report on Form 8-K, filed on August 23, 2007)
10.40		Second Supplemental Indenture, dated as of January 30, 2007, by and among American Commercial Lines LLC, ACL Finance Corp., American Barge Line Company, Commercial Barge Line Company, ACL Transportation Services LLC, American Commercial Lines International LLC, Jeffboat LLC, American Commercial Barge Line LLC, and Wilmington Trust Company (Incorporated by reference to the Company’s Current Report on Form 8-K, filed on February 2, 2007)
10	.40±	Employment Letter Agreement, dated as of March 12, 2008, by and between American Commercial Lines LLC and Michael P. Ryan (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed on May 8, 2008)
10	.41±	Letter Agreement, dated as of February 18, 2008, by and between American Commercial Lines LLC and Christopher A. Black (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed on May 8, 2008)
10	.42±	Employment Letter Agreement, dated as of June 26, 2006, by and between American Commercial Lines Inc. and Tamra L. Koshewa (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed on May 8, 2008)

Exhibit
No.		Description

10	.43±	Employment Letter Agreement, dated as of March 17, 2008, by and between American Commercial Lines LLC and Thomas R. Pilholski (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed on May 8, 2008)
10.44		Amendment No. 5 to Credit Agreement, dated June 26, 2008, by and among American Commercial Lines LLC, Jeffboat LLC, and ACL Transportation Services LLC, and Wells Fargo Bank, National Association as administrative agent, Bank of America, N.A. and JPMorgan Chase Bank, N.A., as co-syndication agents, Fortis Capital Corp. and LaSalle Bank National Association as co-documentation agents, and Branch Banking and Trust Company, Fifth Third Bank, National City Bank, PNC Bank National Association, SunTrust Bank, U.S. Bank National Association, and Wachovia Bank, N.A. as syndicate members (Incorporated by reference to the Company’s Current Report on Form 8-K, filed on June 26, 2008)
10.45		2008 Omnibus Incentive Plan (Incorporated by reference to the Company’s Current Report on Form 8-K, filed on May 19, 2008)
10.46		Form of Non-Qualified Stock Option Agreement for Executives (Incorporated by reference to the Company’s Current Report on Form 8-K, filed on May 19, 2008)
10.47		Form of Non-Qualified Stock Option Agreement for Non-Executives (Incorporated by reference to the Company’s Current Report on Form 8-K, filed on May 19, 2008)
10.48		Form of Incentive Stock Option Agreement for Executives (Incorporated by reference to the Company’s Current Report on Form 8-K, filed on May 19, 2008)
10.49		Form of Incentive Stock Option Agreement for Non-Executives (Incorporated by reference to the Company’s Current Report on Form 8-K, filed on May 19, 2008)
10.50		Form of Restricted Stock Agreement (Incorporated by reference to the Company’s Current Report on Form 8-K, filed on May 19, 2008)
10.51		Form of Restricted Stock Unit Agreement (Incorporated by reference to the Company’s Current Report on Form 8-K, filed on May 19, 2008)
10	.52±	Letter Agreement, dated as of May 14, 2008, by and between American Commercial Lines LLC and William N. Whitlock (Incorporated by reference to the Company’s Current Report on Form 8-K, filed on August 7, 2008)
10	.53±	Employment Letter Agreement, dated as of April 25, 2008, by and between American Commercial Lines LLC and Dawn Landry (Incorporated by reference to the Company’s Current Report on Form 8-K, filed on August 7, 2008)
10	.54±	Letter Agreement, dated as of April 7, 2008, by and between American Commercial Lines Inc. and Jerry R. Linzey (Incorporated by reference to the Company’s Current Report on Form 8-K, filed on August 7, 2008)
10.55		2008 Executive Annual Incentive Plan (Incorporated by reference to the Company’s Current Report on Form 8-K, filed on April 2, 2008)
10	.56±	Form of Indemnification Agreement entered into between American Commercial Lines Inc. and each member of the Board of Directors. dated February 4, 2008, except as to Mr. Ryan dated July 2, 2008 (Incorporated by reference to the Company’s Current Report on Form 8-K, filed on August 7, 2008)
10	.57±	Third Amendment to Termination Benefits Agreement, dated as of December 24, 2008, among American Commercial Lines LLC and W. N. Whitlock
10	.58±	Letter Agreement, dated as of December 29, 2008, by and between American Commercial Lines LLC and Norb Whitlock

Exhibit
No.	Description

10.59	Amendment No. 6 to Credit Agreement, dated as of February 20, 2009 (“Amendment No. 6”), which amended that certain Credit Agreement, dated as of April 27, 2007, (as amended, the “Credit Agreement”), by and among the Borrowers and Wells Fargo Bank, National Association as administrative agent, Bank of America, N.A. and JPMorgan Chase Bank, N.A., as co-syndication agents, Fortis Capital Corp. and Bank of America, N.A. (as successor to La Salle Bank National Association) as co-documentation agents, and the financial institutions party thereto from time to time (Incorporated by reference to the Company’s Current Report on Form 8-K, filed on February 23, 2009)
21.1	Subsidiaries*
23.1	Consent of Ernst & Young LLP*
31.1	CEO Certification Pursuant to Section 302(a) of the Sarbanes-Oxley Act of
31.2	CFO Certification Pursuant to Section 302(a) of the Sarbanes-Oxley Act of
32.1	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*