Form 10-K/A
period 2008-12-31
AMERICAN COMMERCIAL LINES INC.
filed 2009-03-27
CIK 1324479

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
Amendment No. 1

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
APPLICABLE ONLY TO ISSUERS INVOLVED IN
BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS
     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐

     Explanatory Note
     American Commercial Lines Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, which was originally filed with the Securities and Exchange Commission on March 11, 2009 (the “Original Filing”).
     As permitted by Rule 103 of Regulation S-T, the purpose of this Amendment is to correct an error made by a third-party EDGAR filing service that was outside the control of the registrant. The error in the Original Filing resulted in the omission of a page from Item 3. LEGAL PROCEEDINGS. This Amendment is being filed to amend and restate Item 3. LEGAL PROCEEDINGS in its entirety.
     Except as described above, the Original Filing has not been amended, updated or otherwise modified. As required by Rule 12b-15 under the Securities and Exchange Act of 1934, new certifications of our principal executive officer and principal financial officer are being filed as exhibits to this Form 10K/A.
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
     The claims in the Class Action Lawsuits stem from the incident on July 23, 2008, involving one of ACLLLC’s tank barges that was being towed by DRD Towing, an independent towing contractor. The tank barge was involved in a collision with the motor vessel Tintomara, operated by Laurin Maritime, at Mile Marker 97 of the Mississippi River in the New Orleans area. The tank barge was carrying approximately 9,900 barrels of #6 oil of which approximately two-thirds was released. The tank barge was damaged in the collision and partially sunk. There was no damage to the towboat. The Tintomara incurred minor damage. The actions include various allegations of adverse health and psychological damages, disruption of business operations, destruction and loss of use of natural resources, and seek unspecified economic and compensatory damages for claims of negligence, strict liability, trespass, nuisance, and claims under the Oil Pollution Act of 1990 (“OPA 90”). The Company and/or ACLLLC have also been named as defendants in the following personal injury actions: Kevin A. Pettigrew v. D.R.D. Towing Company, L.L.C., American Commercial Lines, L.L.C. and ABC Insurance Company, United States District Court, Eastern District of Louisiana, Civil Action No. 08-4701, Section “I-4,” filed on October 21, 2008; and David LeBlanc v. Laurin Maritime (America) Inc., Whitefin Shipping Co., Limited, D.R.D. Towing Company, LLC, American Commercial Lines, Inc. and The New Orleans-Baton Rouge Steamship Pilots Association, Civil District Court for the Parish of Orleans, State of Louisiana No. 08-8734, Section “K-5,” filed on August 22, 2008. The Company and ACLLLC have also been named as defendants in the following interpleader action: Indemnity Insurance Company of North America v. DRD Towing Company, LLC; DRD Towing Group, LLC; American Commercial Lines, LLC; American Commercial Lines, Inc.; Waits Emmet & Popp, LLC, Daigle, Fisse & Kessenich; Stephen Marshall Gabarick; Bernard Attridge; Austin Sicard; Lamont L. Murphy, individually and on behalf of Murphy Dredging; Deep Delta Distributors, Inc.; David Cvitanovich; Kelly Clark; Timothy Clark, individually and on behalf of Taylor Clark, Bradley Barrosse; Tricia Barrosse; Lynn M. Alfonso, Sr.; George C. McGee; Sherral Irvin; Jefferson Magee; and Acy J. Cooper, Jr., United States District Court, Eastern District of Louisiana, Civil Action 08-4156, Section “I-5,” filed on August 11, 2008. The Company has also received numerous claims for property damage and various economic damages. The Company expects that additional lawsuits may be filed and claims submitted.
     ACLLLC has filed two actions in the United States District Court for the Eastern District of Louisiana seeking exoneration from or limitation of liability relating to the foregoing incident as provided for in Rule F of the Supplemental Rules for Certain Admiralty and Maritime Claims and in 46 U.S.C. sections 30501, 30505 and 30511. The consolidated action required all claimants other than OPA claimants to file their answer and claim in this action by December 1, 2008. We intend to defend vigorously against the plaintiffs’ claims. There is a separate process for making a claim under OPA 90. We are processing claims properly presented, documented and recoverable. Claims under OPA 90 are not included in such action.
     ACLLLC received a letter from the USCG designating it as the responsible party as the owner of the source of the discharge, barge DM932, and stating that ACLLLC may be liable for removal costs and damages under OPA 90 and imposing on ACLLLC an obligation to advertise the claims process by which persons who have claims may submit claims to ACLLLC. The Company responded to the letter and denied responsibility, but the Company continued the cleanup efforts and published notices as required under OPA 90. The USCG and the National Transportation Safety Board are investigating the cause of the action. According to a letter sent to the Company by the USCG dated August 1, 2008, ACLLLC and the Mel Oliver, the boat operated by DRD Towing and owned by ACLLLC, among others, have been named as parties of interest in the investigation. The Company participated in the USCG investigation of the matter and participated in the hearings which have concluded. The Company also testified before the Subcommittee on Coast Guard and Maritime Transportation of the U.S. House of Representatives Committee on Transportation and Infrastructure. The hearing addressed the oil spill and safety on the Inland Waterways System. The Company has made demand on DRD Towing and Laurin Maritime for cleanup, defense and indemnification. However, there is no assurance that any other party that may be found responsible for the accident will have the insurance or financial resources available to provide such defense and indemnification. The Company has various insurance policies covering pollution, property, marine and general liability. While the Company believes it has satisfactory insurance coverage, when combined with other legal remedies, for the cost of cleanup operations as well as other potential liabilities arising from the incident, there can be no assurance that the actual costs will not exceed the amount of available insurance or that the insurance companies will continue to fund the expenses of cleanup and defense. The Company paid $850,000 in retention amounts under our insurance policies in the third quarter of 2008. If our insurance companies refuse to continue to fund the cleanup or other liabilities associated with the claims, the Company may have to pay such expenses and seek reimbursement from the insurance companies. Given the preliminary stage of the litigation, the Company is unable to determine the amount of loss, if any, the Company will incur and the impact, if any, the incident and related litigation will have on the financial condition or results of operations of the Company.
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
SEC Inquiry
     The Company reported to and discussed with the SEC circumstances surrounding an e-mail sent by the Company’s former Senior Vice President and Chief Financial Officer on June 16, 2007 and the Company’s filing of a Form 8-K on June 18, 2007 disclosing the e-mail. On February 20, 2008, the SEC requested certain documents and other information from the Company in connection with these events. The Company is continuing to cooperate fully with the SEC. The Company does not believe that any inquiry by the SEC into these events will have a material impact on the Company. However, there can be no assurance that the SEC will not take any action against the Company or any of its current or former employees.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
     (a) Documents filed as part of this report
Exhibits — The exhibits listed on the accompanying Exhibit Index filed or incorporated by references as part of this Amendment No. 1 to the Annual Report and such Exhibit Index is incorporated herein by reference.
     (b) Exhibits
          See “Exhibit Index”

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN COMMERCIAL LINES INC.
By:	/s/ Michael P. Ryan
Michael P. Ryan
President and Chief Executive Officer

Date: March 27, 2009

Exhibit
No.	Description
31.1	CEO Certification Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
32.2	CFO Certification Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002