Form 10-Q
period 2009-03-31
AMERICAN COMMERCIAL LINES INC.
filed 2009-05-08
CIK 1324479

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☑     No ☐

As of April 23, 2009, there were 50,851,406 shares of the registrant’s common stock, par value $.01 per share, issued and outstanding.

AMERICAN COMMERCIAL LINES INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AMERICAN COMMERCIAL LINES INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS

	Quarter Ended March 31,
	2009	2008
	(Unaudited)
	(In thousands, except shares and per share amounts)

Revenues
Transportation and Services	$161,575	$206,454
Manufacturing	35,234	64,062

Revenues	196,809	270,516

Cost of Sales
Transportation and Services	144,340	181,038
Manufacturing	30,436	59,845

Cost of Sales	174,776	240,883

Gross Profit	22,033	29,633
Selling, General and Administrative Expenses	22,733	20,073

Operating (Loss) Income	(700)	9,560

Other Expense (Income)
Interest Expense	8,541	6,732
Other, Net	(279)	(850)

Other Expenses	8,262	5,882

(Loss) Income from Continuing Operations Before Taxes	(8,962)	3,678
Income Taxes (Benefit)	(3,504)	1,375

(Loss) Income from Continuing Operations	(5,458)	2,303
Discontinued Operations, Net of Tax	—	12

Net (Loss) Income	$(5,458)	$2,315

Basic (Loss) Earnings Per Common Share:
(Loss) Income from continuing operations	$(0.11)	$0.05
(Loss) Income from discontinued operations, net of tax	—	—

Basic (Loss) Earnings Per Common Share	$(0.11)	$0.05

(Loss) Earnings Per Common Share — Assuming Dilution:
(Loss) Income from continuing operations	$(0.11)	$0.05
(Loss) Income from discontinued operations, net of tax	—	—

(Loss) Earnings Per Common Share — Assuming Dilution:	$(0.11)	$0.05

Weighted Average Shares Outstanding
Basic	50,750,616	50,078,434

Diluted	50,750,616	50,924,915

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN COMMERCIAL LINES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2009	2008
	(Unaudited)
	(In thousands, except shares and per share amounts)

ASSETS
Current Assets
Cash and Cash Equivalents	$2,987	$1,217
Accounts Receivable, Net	92,762	138,695
Inventory	70,189	69,635
Deferred Tax Asset	5,809	5,173
Assets Held for Sale	3,669	4,577
Prepaid and Other Current Assets	36,174	39,002

Total Current Assets	211,590	258,299
Properties, Net	549,685	554,580
Investment in Equity Investees	4,256	4,039
Other Assets	41,791	22,333

Total Assets	$807,322	$839,251

LIABILITIES
Current Liabilities
Accounts Payable	$37,900	$67,719
Accrued Payroll and Fringe Benefits	16,748	25,179
Deferred Revenue	12,524	13,986
Accrued Claims and Insurance Premiums	22,547	22,819
Accrued Interest	3,445	1,237
Current Portion of Long Term Debt	970	1,420
Customer Deposits	5,415	6,682
Other Liabilities	39,574	43,522

Total Current Liabilities	139,123	182,564
Long Term Debt	431,700	418,550
Pension and Post Retirement Liabilities	44,748	44,140
Deferred Tax Liability	30,905	30,389
Other Long Term Liabilities	4,749	4,899

Total Liabilities	651,225	680,542

STOCKHOLDERS’ EQUITY
Common stock; authorized 125,000,000 shares at $.01 par value; 63,550,260 and 63,254,986 shares issued and outstanding as of March 31, 2009 and December 31, 2008, respectively	636	633
Treasury Stock 12,703,263 and 12,603,626 shares at March 31, 2009 and December 31, 2008, respectively	(313,260)	(312,886)
Other Capital	294,074	293,018
Retained Earnings	190,461	195,920
Accumulated Other Comprehensive Loss	(15,814)	(17,976)

Total Stockholders’ Equity	156,097	158,709

Total Liabilities and Stockholders’ Equity	$807,322	$839,251

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN COMMERCIAL LINES INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Quarter Ended March 31,
	2009	2008
	(Unaudited)
	(In thousands)

OPERATING ACTIVITIES
Net (Loss) Income	$(5,458)	$2,315
Adjustments to Reconcile Net (Loss) Income to Net Cash Provided by (Used in) Operating Activities:
Depreciation and Amortization	13,540	12,646
Debt Issuance Cost Amortization	2,203	196
Deferred Taxes	(875)	4,246
Gain on Property Dispositions	(2,145)	(347)
Share-Based Compensation	2,906	1,977
Other Operating Activities	424	547
Changes in Operating Assets and Liabilities:
Accounts Receivable	45,934	(10,029)
Inventory	(396)	(25,113)
Accrued Interest	2,208	161
Other Current Assets	1,877	(3,424)
Accounts Payable	(22,831)	(1,349)
Other Current Liabilities	(12,277)	9,889

Net Cash Provided by (Used in) Operating Activities	25,110	(8,285)
INVESTING ACTIVITIES
Property Additions	(8,422)	(12,075)
Investment in Summit Contracting	—	(8,462)
Proceeds from Property Dispositions	3,552	556
Other Investing Activities	(1,230)	(354)

Net Cash Used in Investing Activities	(6,100)	(20,335)
FINANCING ACTIVITIES
Revolving Credit Facility Borrowings	13,150	33,850
Outstanding Checks	(6,988)	(1,798)
Debt Amendment Fees	(21,181)	(981)
Tax (Expense) Benefit of Share-Based Compensation	(1,847)	1,722
Exercise of Stock Options	—	605
Acquisition of Treasury Stock	(374)	(2,940)

Net Cash (Used in) Provided by Financing Activities	(17,240)	30,458
Net Increase in Cash and Cash Equivalents	1,770	1,838
Cash and Cash Equivalents at Beginning of Period	1,217	5,021

Cash and Cash Equivalents at End of Period	$2,987	$6,859

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN COMMERCIAL LINES INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

						Accumulated
						Other
	Common Stock		Treasury	Other	Retained	Comprehensive
	Shares	Amount	Stock	Capital	Earnings	(Loss)	Total
	(Unaudited)
	(Shares and dollars in thousands)

Balance at December 31, 2008	50,651	$633	$(312,886)	$293,018	$195,920	$(17,976)	$158,709
Amortization of Restricted Stock, Stock Options, Performance Shares and Restricted Stock Units	—	—	—	2,906	—	—	2,906
Tax (Expense) Benefit of Share-Based Compensation	—	—	—	(1,847)	—	—	(1,847)
Issuance of Restricted Stock Units and Performances Shares	295	3	—	(3)	—	—	—
Acquisition of Treasury Stock	(99)	—	(374)	—	—	—	(374)
Comprehensive Income:
Net Loss	—	—	—	—	(5,458)	—	(5,458)
Unrealized gain on fuel swaps designated as cash flow hedging instrument, net of tax	—	—	—	—	—	2,162	2,162
Other	—	—	—	—	(1)	—	(1)

Total Comprehensive (Loss) Income	—	$—	$—	$—	$(5,459)	$2,162	$(3,297)

Balance at March 31, 2009	50,847	$636	$(313,260)	$294,074	$190,461	$(15,814)	$156,097

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

The operations of the Company include barge transportation together with related port services along the Inland Waterways, which consists of the Mississippi River System, its connecting waterways and the Gulf Intracoastal Waterway (the “Inland Waterways”), and marine equipment manufacturing. Barge transportation accounts for the majority of the Company’s revenues and includes the movement of liquid, grain, bulk products, coal, and steel in the United States. The Company has long term contracts with many of its customers. Manufacturing of marine equipment is provided to customers in marine transportation and other related industries in the United States. The Company also has operations engaged in naval architecture and engineering, environmental consulting and civil engineering. On a combined basis these other operations are significantly smaller than either the transportation or manufacturing segments.

The assets of ACL consist principally of its ownership of all of the stock of Commercial Barge Line Company (“CBL”). The assets of CBL consist primarily of its ownership of all of the equity interests in American Commercial Lines LLC, ACL Transportation Services LLC, Jeffboat LLC (“Jeffboat”), and ACL Professional Services, Inc. Neither ACL nor CBL conducts any operations independent of such ownership.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. As such, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The condensed consolidated balance sheet as of December 31, 2008 has been derived from the audited consolidated balance sheet at that date. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Some of the significant estimates underlying these financial statements include percentages of completion on certain vessels produced by the manufacturing segment, reserves for doubtful accounts, obsolete and slow moving inventories, amounts of pension and post-retirement liabilities, incurred but not reported medical claims, insurance claims and related receivable amounts, deferred tax liabilities, assets held for sale, environmental liabilities, valuation allowances related to deferred tax assets, expected forfeitures of share-based compensation, liabilities for unbilled marine repair, harbor and towing services, estimated sub-lease recoveries and depreciable lives of long-lived assets.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim periods presented herein are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. Our quarterly revenues and profits historically have been lower during the first six months of the year and higher in the last six months of the year due primarily to the timing of the North American grain harvest and seasonal weather patterns.

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

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

derivative’s fair value that is considered to be ineffective, or is excluded from the measurement of effectiveness, is recorded immediately in income. The fair value of financial instruments is generally determined based on quoted market prices in active markets for the instruments, which is defined as a Level 1 measurement under SFAS 157, more fully discussed below.

In September 2006 the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The standard defines fair value as the price received to sell an asset or paid to transfer a liability in an orderly transaction between market participants (knowledgeable, independent, able, willing parties) at any measurement date. The standard assumes highest and best use defined from the perspective of a market participant. Transactions costs are excluded from fair value. The standard creates a hierarchy of fair value determination where Level 1 is active market quotes for identical assets, Level 2 is active market quotes for similar assets and Level 3 is for fair value determined through unobservable inputs. Fair value must account for risk (those inherent in the valuation process, risk that an obligation may not be fulfilled) and for any restriction on an asset if a market participant would consider in valuation. This Statement does not eliminate the practicability exceptions to fair value measurements in many other accounting pronouncements. The provisions of SFAS 157 became effective for the Company on January 1, 2008. The impact of adopting SFAS 157 did not have a significant impact on the Company’s financial statements. Certain requirements of SFAS 157 related to non-financial assets and liabilities were not required to be adopted by the Company until January 1, 2009. Adoption of those requirements did not have a material impact on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, and amendment of FASB Statements No 87, 88, 106, and 132 (R) (“SFAS 158”). SFAS 158 requires plan sponsors of defined benefit pension and other postretirement benefit plans (collectively, “postretirement benefit plans”) to recognize the funded status of their postretirement benefit plans in the consolidated balance sheet, measure the fair value of plan assets and benefit obligations as of the date of the fiscal year-end consolidated balance sheet, and provide additional disclosures. Most of the provisions of SFAS 158 were previously adopted with the impacts as disclosed in previous filings. The last of SFAS 158’s provisions to become effective required the Company, beginning in 2008, to change the measurement date of its postretirement benefit plans to December 31, versus the September 30 measurement date used previously, was adopted as of January 1, 2008 resulting in a charge of $828 ($517 after-tax). This amount was recorded as an adjustment to retained earnings in January 2008.

In December 2007 the FASB issued SFAS No. 141 revised 2007 “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) applies to all transactions or other events in which an entity obtains control of one or more businesses. It does not apply to formation of a joint venture, acquisition of an asset or a group of assets that does not constitute a business or a combination between entities or businesses under common control. SFAS 141(R) was effective for the Company beginning January 1, 2009. SFAS 141(R) retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations. SFAS 141(R) retains the guidance in Statement 141 for identifying and recognizing intangible assets separately from goodwill. SFAS 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement, replacing Statement 141’s cost-allocation process. SFAS 141(R) requires acquisition-related costs and restructuring costs that the acquirer expected but was not obligated to incur to be recognized separately from the acquisition. It also requires entities to measure the non-controlling interest in the acquiree at fair value will result in recognizing the goodwill attributable to the non-controlling interest in addition to that attributable to the acquirer. This Statement requires an acquirer to recognize assets acquired and liabilities assumed arising from contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. The Company has not made any acquisitions subject to the new standard but will apply the provisions of the standard to future acquisitions, as required.

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In December 2007 the FASB issued SFAS No. 160 “Non-controlling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 requires that the ownership interests in subsidiaries held by third parties presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. The amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of income. Changes in a parent’s ownership interest while the parent retains its controlling financial interest must be accounted for as equity transactions. SFAS 160 requires that entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 was effective January 1, 2009 for the Company. The Company has no significant subsidiaries with non-controlling interests held by third parties. Therefore, the adoption of SFAS 160 did not have a significant impact on our financial statements.

In December 2007 the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS 161”) which requires expanded disclosure surrounding derivative instruments and hedging activities. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. This Statement was effective January 1, 2009 for the Company. We have adopted SFAS No. 161 and the revised disclosure requirements are included herein.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” We do not anticipate that the adoption of SFAS 162 will materially impact the Company.

For further information, refer to the consolidated financial statements and footnotes thereto, included in the Company’s annual filing on Form 10-K filed with the Securities and Exchange Commission (“SEC”) for the year ended December 31, 2008.

Certain prior year amounts have been reclassified in these financial statements to conform to the current year presentation. These reclassifications had no impact on previously reported net income.

Note 2.	Earnings Per Share

Per share data is based upon the average number of shares of common stock of ACL par value $.01 per share (“Common Stock”), outstanding during the relevant period. Basic earnings per share are calculated using only the weighted average number of issued and outstanding shares of Common Stock. In periods with reported net income from continuing operations diluted earnings per share, as calculated under the treasury stock method, includes the average number of shares of additional Common Stock issuable for all dilutive stock options, restricted stock, restricted stock units and performance share units whether or not currently exercisable.

Under the treasury stock method of computation all potentially dilutive outstanding securities are anti-dilutive in the first quarter of 2009 due to the assumed proceeds from exercise/vesting exceeding the average price of the Company’s Common Stock during the quarter. Average outstanding stock options were 1,227,362, average outstanding restricted stock units were 796,727 and average outstanding performance share units were 39,909. Due to the net loss in the period ended March 31, 2009, any potentially dilutive securities would be excluded from the computation as they would have an anti-dilutive impact.

Performance share units were issued to certain senior management personnel each year beginning in 2006. These units contain specific long-term performance-based criteria which must be met prior to the vesting of the awards. During the first quarter of 2009 outstanding performance shares issued in 2006 were canceled as the defined criteria were not met. At the end of each period the cumulative performance against the long-term, performance-based criteria of each outstanding grant is separately evaluated based on performance-to-date applicable to each

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

award to determine if the grant should be included in the computation of diluted earnings per share-based on probability of vesting. Based on these evaluations, for the quarter ended March 31, 2008, only the 2008 grant was included in the calculation of diluted earnings per share. Approximately 88,000 weighted average outstanding performance shares granted in 2006 and 2007 were excluded from the 2008 computation as they were not considered probable to vest. Approximately 49,000 weighted average outstanding performance shares granted in 2007 and 2008 were excluded from the 2009 computation as they were not probable of vesting. In addition, prior to the grant of performance share units in 2009, the Compensation Committee of the Board of Directors revised the methodology for payment which will allow for graded vesting of future grants. Under these changed criteria no vesting occurs if performance against the established three-year target is below an 80% achievement level. Performance at 120% of the three-year target results in 100% vesting of the grant. A weighted average of approximately 40,000 performance share units related to the 2009 performance share grants were excluded as they are not currently probable of vesting. The weighted average number of shares used in computing basic and diluted earnings per common share from the net income as presented on the face of the condensed consolidated income statement are as follows.

	Quarter Ended
	March 31,
	2009	2008

Weighted average common shares outstanding (used to calculate basic earnings per share)	50,750,616	50,078,434
Shares if all dilutive potential common shares outstanding during the period were exercised(1)	—	846,481

Shares used to calculate diluted EPS	50,750,616	50,924,915

(1)	Due to strike prices in excess of market, 605,000 and 585,000 non-qualified stock options are excluded as anti-dilutive in 2009 and 2008, respectively.

Note 3.	Debt

	March 31,	December 31,
	2009	2008

Revolving Credit Facility	$431,700	$418,550
Elliott Bay Note	300	750
Summit Contracting Note	670	670

Total Debt	432,670	419,970
Less Current Portion of Long Term Debt	970	1,420

Long Term Debt	$431,700	$418,550

On April 27, 2007, the Company entered into an agreement which provided for a five-year $400,000 credit facility. On August 17, 2007, the Company obtained additional lender commitments for an additional $200,000 which increased the total facility size to $600,000. This revolving credit facility bore interest at LIBOR plus a margin or at the prime rate plus a margin based on the consolidated leverage ratio as defined in the amended agreement.

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

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On February 20, 2009, ACL signed an amendment (“Amendment No. 6”) to the existing credit facility extending the maturity to March 31, 2011. The extended facility initially provided a total of $475,000 in credit availability. The facility will be reduced to $450,000 on December 31, 2009 and to $400,000 on December 31, 2010. Available liquidity under the Amendment No. 6 at March 31, 2009 was approximately $39,900. Fees for Amendment No. 6 totaled approximately $21,200. These fees were capitalized and are included in Other Assets in the March 31, 2009 condensed consolidated balance sheet and are being amortized over the life of the amended facility. Amendment No. 6 contains more stringent covenants as to fixed charge coverage and consolidated leverage ratio and places limitations on annual capital expenditures. The facility initially bears interest at a LIBOR floor of 3% plus a 550 basis point spread. The spread rate increases by 50 basis points every six months during the term of the agreement. The weighted average interest rate on the credit facility was 5.76% in the quarter ended March 31, 2009. The weighted average interest rate on the credit facility was 5.73% in the quarter ended March 31, 2008. As of March 31, 2009 and December 31, 2008, the Company was in compliance with all covenants.

The Elliott Bay note bears interest at 5.5% per annum and the remaining amount at March 31, 2009 is payable on final resolution of potential holdbacks expected to be resolved in less than one year. A payment of $450 was made on this note during the quarter ended March 31, 2009. The Summit Contracting note bears interest at 6.0% per annum and is payable on or before September 30, 2009. These notes were part of the consideration given in the purchase of the entities. See Note 12.

Note 4.	Inventory

Inventory is carried at the lower of cost (based on a weighted average method) or market and consists of the following.

	March 31,	December 31,
	2009	2008

Raw Materials	$13,478	$20,648
Work in Process	32,861	21,359
Parts and Supplies	23,850	27,628

	$70,189	$69,635

Note 5.	Income Taxes

ACL’s operating entities include three single member limited liability companies and one corporation that are owned by a corporate parent, which is subject to U.S. federal and state income taxes on a combined basis.

In the first quarters ended March 31, 2009 and 2008, income tax expense (benefit) of ($3,504) and $1,375, respectively, were recognized on income (loss) from continuing operations before income taxes of ($8,962) and $3,678, respectively, for the same periods.

The effective tax rate on income from continuing operations before income taxes of 39.1% and 37.4% for the three months ended March 31, 2009 and 2008 respectively, is the U.S. federal and state statutory rates after considering the deductibility of state income taxes. The higher rate in 2009 is due to the significance of permanent differences to pre-tax income in that year.

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6.	Employee Benefit Plans

A summary of the pension and post-retirement plan components follows.

	Quarter Ended
	March 31,
	2009	2008

Pension Components:
Service cost	$1,313	$1,327
Interest cost	2,525	2,356
Expected return on plan assets	(3,138)	(2,971)
Amortization of unrecognized losses	13	14

Net periodic benefit cost	$713	$726

Post-retirement Components:
Service cost	$10	$27
Interest cost	123	136
Amortization of net gain	(108)	(61)

Net periodic benefit cost	$25	$102

As of January 1, 2008, ACL recorded retained earnings charges of $828 ($517 net of tax) for the conversion of the pension and post-retirement plan years from a September 30 valuation date to a December 31 valuation date as allowed by the transition provisions SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, and amendment of FASB Statements No 87, 88, 106, and 132 (R).”

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

Management evaluates performance based on segment earnings, which is defined as operating income. The accounting policies of the reportable segments are consistent with those described in the summary of significant accounting policies described in the Company’s filing on Form 10-K for the year ended December 31, 2008.

Intercompany sales are transferred at fair market value and intersegment profit is eliminated upon consolidation.

Reportable segments are business units that offer different products or services. The reportable segments are managed separately because they provide distinct products and services to internal and external customers.

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Statement of Operating Income by Reportable Segment

	Reportable Segments		All Other	Intersegment
	Transportation	Manufacturing	Segments(1)	Eliminations	Total

Quarter ended March 31, 2009
Total revenue	$155,590	$36,868	$6,159	$(1,808)	$196,809
Intersegment revenues	103	1,634	71	(1,808)	—

Revenue from external customers	155,487	35,234	6,088	—	196,809
Operating expense
Materials, supplies and other	56,823	—	—	—	56,823
Rent	5,575	—	—	—	5,575
Labor and fringe benefits	31,153	—	—	—	31,153
Fuel	32,316	—	—	—	32,316
Depreciation and amortization	12,135	—	—	—	12,135
Taxes, other than income taxes	3,511	—	—	—	3,511
Gain on disposition of equipment	(2,104)	—	—	—	(2,104)
Cost of goods sold	—	30,436	4,931	—	35,367

Total cost of sales	139,409	30,436	4,931	—	174,776
Selling, general & administrative	19,435	672	2,626	—	22,733

Total operating expenses	158,844	31,108	7,557	—	197,509

Operating (loss) income	$(3,357)	$4,126	$(1,469)	$—	$(700)

	Reportable Segments		All Other	Intersegment
	Transportation	Manufacturing	Segments(1)	Eliminations	Total

Quarter ended March 31, 2008
Total revenue	$204,937	$64,553	$1,930	$(904)	$270,516
Intersegment revenues	116	491	297	(904)	—

Revenue from external customers	204,821	64,062	1,633	—	270,516
Operating expense
Materials, supplies and other	77,427	—	—	—	77,427
Rent	6,205	—	—	—	6,205
Labor and fringe benefits	27,049	—	—	—	27,049
Fuel	54,240	—	—	—	54,240
Depreciation and amortization	11,907	—	—	—	11,907
Taxes, other than income taxes	4,144	—	—	—	4,144
Gain on disposition of equipment	(359)	—	—	—	(359)
Cost of goods sold	—	59,845	425	—	60,270

Total cost of sales	180,613	59,845	425	—	240,883
Selling, general & administrative	17,820	888	1,365	—	20,073

Total operating expenses	198,433	60,733	1,790	—	260,956

Operating income (loss)	$6,388	$3,329	$(157)	$—	$9,560

(1)	Financial data for segments below the reporting thresholds is attributable to a segment that provides architectural design services that was acquired in the fourth quarter 2007 and the second quarter 2008.

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8.	Financial Instruments and Risk Management

ACL has fuel price risk not covered by contract escalation clauses, for certain legacy contracts which contain fuel escalation clauses which do not fully recover increases in fuel and in time periods from the date of price changes until the next monthly or quarterly contract reset. From time to time ACL has utilized derivative instruments to manage volatility in addition to contracted rate adjustment clauses. Most recently, beginning in December 2007 the Company began entering into fuel price swaps with commercial banks. In 2009 settlements occurred on contracts for 2,795,000 gallons and a net loss of $4,857 was recorded as an increase to fuel expense, a component of cost of sales, as the fuel was used. These derivative instruments have been designated and accounted for as cash flow hedges, and to the extent of their effectiveness, changes in fair value of the hedged instrument will be accounted for through other comprehensive income until the fuel hedged is used at which time the gain or loss on the hedge instruments will be recorded as fuel expense (cost of sales). Hedge ineffectiveness is expensed as incurred. Hedge ineffectiveness was $622 in the first quarter 2009.

		Fair Value of
		Measurements at
		Reporting Date Using
		Markets for Identical
Description	3/31/2009	Assets (Level 1)

Fuel Price Swaps	$(9,569)	$(9,569)

At March 31, 2009, the $9,569 obligation representing the fair value of the fuel price swaps is recorded as a current liability and as a net of tax deferred loss in other comprehensive income in the condensed consolidated balance sheet less hedge ineffectiveness. The fair value of the fuel price swaps is based on quoted market prices. The fuel price swap contracts extend into January 2010.

The Company also has an agreement with one commercial bank to pay cash collateral in increments of $100 when there is a loss exposure. At March 31, 2009, ACL had advanced $3,800 in cash collateral which is recorded in prepaid and other current assets in the condensed consolidated balance sheet. The cash collateral was required for $3,882 of fuel price swaps under this arrangement at March 31, 2009. None of the Company’s other counter-parties require collateral at this time.

	Gallons	Dollars

Fuel Price Swaps at December 31, 2008	10,175	$13,279
1st Quarter 2009 Fuel Hedge Expense	(2,795)	(4,857)
1st Quarter 2009 Change	2,975	1,147

Fuel Price Swaps at March 31, 2009	10,355	$9,569

Note 9.	Contingencies

A number of legal actions are pending against ACL in which claims are made in substantial amounts. While the ultimate results of pending litigation cannot be predicted with certainty, management does not currently expect that resolution of these matters will have a material adverse effect on ACL’s consolidated income statements, balance sheets and cash flows.

On July 23, 2008, a tank barge owned by American Commercial Lines LLC, an indirect wholly-owned subsidiary of the Company, that was being towed by DRD Towing Company, L.L.C., of Harvey, LA, an independent towing contractor was involved in a collision with the motor vessel Tintomara at Mile Marker 97 of the Mississippi River in the New Orleans area. While the Company believes it has satisfactory insurance coverage, when combined with other legal remedies, for the cost of the cleanup operations as well as other potential liabilities arising from the incident and defense costs, there can be no assurance that the actual costs will not exceed the amount of available insurance or that the insurance companies will continue to fund the liabilities and defense costs. The Company paid $850 in retention amounts under our insurance policies in the third quarter of 2008. If our insurance companies

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

refuse to continue to fund the liabilities and defense costs associated with the claims, the Company may have to pay such expenses and seek reimbursement from the insurance companies. Given the preliminary stage of the litigation, the Company is unable to determine the amount of loss, if any, the Company will incur and the impact, if any, the incident and related litigation will have on the financial condition or results of operations of the Company.

As of March 31, 2009 the Company was involved in several matters relating to the investigation or remediation of locations where hazardous materials have or might have been released or where the Company or our vendors have arranged for the disposal of wastes. These matters include situations in which the Company has been named or are believed to be a potentially responsible party (“PRP”) under applicable federal and state laws. The Company has approximately $80 accrued for potential costs related to these matters.

At March 31, 2009, approximately 1,150 employees of the Company’s manufacturing segment were represented by a labor union under a contract that expires in April 2010.

At March 31, 2009, approximately 25 positions at ACL Transportation Services LLC’s terminal operations in St. Louis, Missouri, are represented by the International Union of United Mine Workers of America, District 12-Local 2452 (“UMW”), under a collective bargaining agreement that expires December 2010.

We have asserted substantial contractual claims for under utilization of barge affreightment under contracts requiring minimum shipment volumes by certain customers. Some of these customers have notified us that they are disputing these claims. We have not recognized in revenue and accounts receivable the amounts of the asserted claims, due to their disputed nature, though we believe them to be valid contractual claims.

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

Note 10.	Exit Activities

On March 4, 2009 ACL announced several cost reduction initiatives. A reduction in force affecting approximately 15% of the Company’s land-based salaried headcount was completed in March 2009. An accrual of $1,852 for estimated separation costs including severance pay, accrued vacation and share-based compensation accelerations was recorded in the quarter ended March 31, 2009. Each affected employee received or will receive their separation pay in equal bi-weekly installments. The number of weeks paid to each employee was determined based on tenure with the Company. The maximum length of the payout is 28 weeks from March 6, 2009. At March 31, 2009 the remaining liability was $1,022. In March 2009 the Company consolidated the majority of the activities that had been performed at the ACL sales office in Houston, Texas to the Jeffersonville, Indiana headquarters office. The consolidation will cost an estimated $2,130 representing the expected non-cash write-off of leasehold improvements and the estimated net lease exposure related to the former facility which closed in March 2009. Both of these charges are recorded in the transportation segment’s selling, general and administrative expense in the condensed consolidated income statement.

Note 11.	Share-Based Compensation

During the quarter ended March 31, 2009 the following share-based awards were issued to directors and employees under the American Commercial Lines Inc. 2008 Omnibus Stock Incentive Plan (“Stock Incentive Plan”): stock options for 1,256,392 shares with an average strike price of $2.49, 1,138,958 restricted stock units and 312,329 performance shares. The terms of all of the awards were essentially the same as prior grants under the Stock Incentive Plan and the American Commercial Lines Equity Award Plan for Employees, Officers and Directors (“Equity Award Plan”) and together with the Stock Incentive Plan (“the Plans”). The fair value of the restricted stock units and performance shares was $2.49, the closing price on the date of grant. Stock option grant date fair

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

values are determined at the dates of grant using a Black-Scholes option pricing model, a closed-form fair value model, based on market prices at the date of grant. The dividend yield, weighted average risk-free interest rate, expected term and volatility were respectively 0.0%, 2.2%, 6 years, and 69.0% for the majority of the issued options. Certain options issued to the Board have a slightly shorter expected term. Options granted had a computed average fair value of $1.54 per option. Also during the quarter, 2,944 previously granted performance shares and 292,330 restricted stock units vested and no stock options were exercised.

Note 12.	Acquisitions and Dispositions

On May 15, 2007, the Company acquired 3,000 convertible preferred units of Evansville, Indiana-based Summit Contracting, LLC (“Summit”) for $6,132. Acquisition costs of $67 related to this transaction were capitalized during the third and fourth quarters of 2007. The preferred units had a cumulative annual distribution of 8% per annum. The Summit investment was carried at cost and included in other assets on the consolidated balance sheet at December 31, 2007. The cumulative annual distribution was accrued ratably over the year until conversion to common units on April 1, 2008. On March 31, 2008, ACL made a deposit of $8,462 to enable the purchase of the remaining interest in Summit Contracting, LLC with an effective date of April 1, 2008. The consideration consisted of the $6,199 initial investment, the $8,462 cash deposit, a $700 note payable in 2009 and $3,109 in liabilities assumed and other consideration. On April 1, 2008, Summit became a wholly owned subsidiary of ACL and is consolidated from that date forward. Summit provides environmental and civil construction services. The purchase price has been allocated as follows.

	Amortization
	Life in Years	Cost

Current Assets		$7,786
Properties — Net		3,979
Long Term Assets		16
Covenant Not to Compete	5	2,530
Tradenames	Indefinite	1,980
Customer Relationships	14.8	1,460
Customer Backlog	1	280
Permits/Licenses	1	170
Goodwill	Indefinite	269

Purchase Price		$18,470

On October 1, 2007 the Company acquired substantially all of the operating assets and certain liabilities of Seattle, Washington-based Elliott Bay Design Group, Ltd. (“EBDG”) a naval architecture and marine engineering firm for approximately $4,338 in cash, a $750 note payable in 2009, assumption of $1,691 in liabilities and other consideration. Under terms of the agreement ACL also was contingently liable to the former owners for an earnout fee of $1,250 based on 2008 financial results. This contingent liability was recognized as an increase to goodwill at December 31, 2008 based on the performance of the acquired company during 2008. From the acquisition date, revenues, costs and expenses have been consolidated with the Company. As a new indirect wholly owned subsidiary, Elliott Bay Design Group LLC, will continue to provide naval architecture, marine engineering and production support to its many customers in the commercial marine industry, while providing ACL with expertise in support of its transportation and marine manufacturing businesses. The purchase price was allocated as follows.

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Amortization
	Life in Years	Cost

Current Assets		$2,216
Properties — Net		511
Covenant Not to Compete	3	550
Goodwill	Indefinite	4,752

Purchase Price		$8,029

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

Seven additional boats were identified as assets held for sale in the second quarter 2008. Based on market conditions at that time, five of these boats had a current market value less than their respective carrying value. An impairment charge of $430 was recorded in the second quarter 2008 to reflect the current market value. During the second and third quarters of 2008, five of the boats were sold at a gain of $902 which is included in the transportation segment cost of sales. Efforts to market an additional nine boats began in the fourth quarter 2008 and resulted in two sales in the first quarter of 2009. At March 31, 2009 a total of ten boats are being actively marketed and are reported as “Assets Held for Sale” on the condensed consolidated balance sheet.

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

Results of Operations.  This section provides an analysis of the Company’s results of operations for the three months ended March 31, 2009 compared to the results of operations for the three months ended March 31, 2008.

Liquidity and Capital Resources.  This section provides an overview of the Company’s sources of liquidity, a discussion of the Company’s debt that existed as of March 31, 2009 and an analysis of the Company’s cash flows for the three months ended March 31, 2009 and March 31, 2008.

Changes in Accounting Standards.  This section describes certain changes in accounting and reporting standards applicable to the Company.

Critical Accounting Policies.  This section describes any significant changes in accounting policies that are considered important to the Company’s financial condition and results of operations, require significant judgment and require estimates on the part of management in application from those previously described in the Company’s filing on Form 10-K for the year ended December 31, 2008. The Company’s significant accounting policies include those considered to be critical accounting policies.

Quantitative and Qualitative Disclosures about Market Risk.  This section discusses our analysis of significant changes in exposure to potential losses arising from adverse changes in fuel prices and interest rates since our filing on Form 10-K for the fiscal year ended December 31, 2008.

OVERVIEW

Our Business

We are one of the largest and most diversified marine transportation and services companies in the United States, providing barge transportation and related services under the provisions of the Jones Act, as well as manufacturing barges, towboats and other vessels, including ocean-going liquid tank barges. We are the third largest provider of dry cargo barge transportation and second largest liquid tank barge transportation on the United States Inland Waterways which consists of the Mississippi River System, its connecting waterways and the

Gulf Intracoastal Waterway (the “Inland Waterways”), accounting for 12.5% of the total inland dry cargo barge fleet and 13.1% of the total inland liquid cargo barge fleet as of December 31, 2008, according to Informa Economics, Inc., a private forecasting service (“Informa”). Our manufacturing subsidiary, Jeffboat LLC, was the second largest manufacturer of dry cargo barges in the United States in 2008 according to Criton Corporation, publisher of River Transport News. We believe this also approximates our ranking in terms of construction of liquid tank barges. We provide additional value-added services to our customers, including warehousing and third-party logistics through our BargeLink LLC joint venture. Our operations incorporate advanced fleet management practices and information technology systems which allows us to effectively manage our fleet.

During the fourth quarter of 2007, we acquired Elliot Bay Design Group, a naval architecture and marine engineering firm, which will continue to provide architecture, engineering and production support to its many customers in the commercial marine industry, while providing ACL with expertise in support of its transportation and manufacturing businesses.

During the second quarter of 2008, we acquired the remaining ownership interests of Summit Contracting, LLC (“Summit”). We had previously made an investment equal to 30% ownership in this entity in May 2007. Summit provides environmental and construction services to a variety of customers.

The Industry

Transportation Industry:  Barge market behavior is driven by the fundamental forces of supply and demand, influenced by a variety of factors including the size of the Inland Waterways barge fleet, local weather patterns, navigation circumstances, domestic and international consumption of agricultural and industrial products, crop production, trade policies and the price of steel. According to Informa, the Inland Waterways fleet peaked at 23,092 barges at the end of 1998. From 1999 to 2005, the Inland Waterways fleet size was reduced by 2,407 dry cargo barges and 54 liquid tank barges for a total reduction of 2,461 barges, or 10.7%. From that date through the end of 2008, the industry fleet, net of barges scrapped, increased by 225 dry cargo barges and 149 tank barges, ending 2008 at 18,014 dry and 2,991 liquid barges, for a total fleet size of 21,005, 9.0% below the 1998 level. During 2008 the industry fleet placed 917 new dry cargo barges into service while retiring 932 dry cargo barges and expanded the liquid cargo barge fleet by 34 barges. Competition is intense for barge freight transportation. The top five carriers (by fleet size) of dry and liquid barges comprise over 62% of the industry fleet in each sector as of December 31, 2008. The average economic useful life of a dry cargo barge is generally estimated to be between 25 and 30 years and between 30 and 35 years for liquid tank barges.

TOP 5 CARRIERS BY FLEET SIZE
(as of December 31, 2008)

			Average
Operator	Dry	Total Share	Age (Yrs.)

Dry Cargo Barges
Ingram Barge Company	3,728	20.7%	15.2
AEP River Operations	2,978	16.5%	10.5
American Commercial Lines LLC	2,254	12.5%	21.1
American River Transportation Co.	2,034	11.3%	25.0
Crounse Corporation	948	5.3%	13.3
Top Five Carriers Total	11,942	66.3%	16.7
Industry Total	18,014		15.6
Liquid Cargo Barges
Kirby Inland Marine, LP	914	30.6%	24.1
American Commercial Lines LLC	391	13.1%	22.9
Canal Barge Co., Inc.	206	6.9%	10.9
Marathon Petroleum Company LLC	183	6.1%	13.7
Florida Marine Transporters	183	6.1%	7.8
Sub-Total	1,877	62.8%	19.8
Total	2,991		20.7

Source: Informa

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

Freight rates in both the dry and liquid freight markets are a function of the relationship between the amount of freight demand for these commodities and the number of barges available to load freight. We believe that the current supply/demand relationship for dry cargo freight indicates that the improvements in market freight rates obtained in the last several years should be sustained into the near term as Informa’s 2008 forecast indicates that the existing dry fleet will expand by only approximately 5% through 2012 due to significant retirements of older barges, although the current economic crisis could impact this expectation. If the projected increase occurs the industry dry fleet size would remain more than 6% lower than its peak in 1998. Certain spot rate contracts, particularly for grain, are subject to significant seasonal and other fluctuations. We are uncertain as to the impact that the instability in the financial markets and the current recession will have on trends in our commodity markets at this time. We intend to be ready to capitalize on market demand shifts and continue to believe that barge transportation remains the lowest cost provider.

For purposes of industry analysis, the commodities transported in the Inland Waterways can be broadly divided into four categories: grain, coal, liquids and bulk cargoes. Using these broad cargo categories the following graph depicts the total millions of tons shipped through the Inland Waterways for the quarters ended March 31, 2009 and March 31, 2008 by all carriers according to the US Army Corps of Engineers (the “Corps”) Waterborne Commerce Statistics Center data. The Corps does not estimate ton-miles, which we believe is a more accurate volume metric. Note that the most recent periods are typically estimated for the Corps’ purposes by lockmasters and retroactively adjusted as shipper data is received.

Source: U.S. Army Corps of Engineers Waterborne Commerce Statistics Center

The Manufacturing Industry:  Our manufacturing segment competes with companies also engaged in building equipment for use on both the Inland Waterway system and in ocean-going trade. Based on available industry data, we believe our manufacturing segment is the second largest manufacturer of dry cargo and liquid tank barges for Inland Waterways use in the United States. Due to the relatively long life of the vessels produced by inland shipyards and the relative over-supply of barges built in the late 1970’s and early 1980’s, there has only recently been a resurgence in the demand for new barges as older barges are retired or made obsolete by U.S. Coast Guard requirements for liquid tank barges. This heightened demand may ultimately increase the competition within the segment.

Consolidated Financial Overview

During 2007, the Company substantially increased its leverage by reacquiring $300 million of its common stock in the open market. This represented almost 20% of the previously outstanding shares. The acquisition and other borrowing for working capital needs increased our debt to rolling 12 months EBITDA ratio as defined in our credit agreement to 2.8 to 1 at March 31, 2009.

In the quarter ended March 31, 2009 the Company had a net loss of $5.5 million compared to a net income of $2.3 million in the quarter ended March 31, 2008.

The following table enumerates certain amounts appropriately included in the determination of net income of the quarters ended on March 31, 2009 and March 31, 2008 that impact comparability. These amounts (in millions) are separately enumerated only to enhance clarity of comparison of the results for the two years.

	2009	2008	Difference

Reduction in force charges	$(1.9)	$(1.2)	$(0.7)
Houston office closure charges	(2.1)	—	(2.1)
Charges for customer bankruptcy	(0.7)	—	(0.7)
Interest expense	(8.5)	(6.7)	(1.8)
Professional services results	(1.4)	(0.2)	(1.2)
Pension buy-out reversal	—	2.1	(2.1)

	$(14.6)	$(6.0)	$(8.6)

All other operating results	$5.6	$9.7	$(4.1)

(Loss) income from continuing operations before income tax and discontinued operations	$(9.0)	$3.7	$(12.7)

Income taxes (benefit)	(3.5)	1.4	(4.9)

Net (loss) income	$(5.5)	$2.3	$(7.8)

Our profitability in the first quarter of 2009 was negatively impacted by the charges associated with personnel and infrastructure actions we took in the quarter, and by the Chapter 11 bankruptcy of one of our liquids customers. Also, the first quarter is traditionally slow in our professional services companies, especially in our environmental and civil engineering company which we did not own in the prior year’s first quarter and therefore was not consolidated in the first quarter of 2008. Our higher cost of debt under our credit facility, which was amended in the first quarter of 2009, also negatively impacted earnings, despite lower average outstanding debt during the quarter.

Last year’s first quarter also benefited from the reversal of a pension reserve which more than offset the reduction in force (“RIF”) costs in that quarter. These specific items represented more than two-thirds of the $12.7 million decline in our pretax income.

The remaining one-third was largely attributable to the impact that the recession has had on our business performance. Our total ton-miles were down 10.7% over the prior year’s first quarter, consistent with barge industry volume declines estimated by the Corps.

In the first quarter, demand decreased for north-bound backhauls of steel, cement and other industrial products for the manufacturing and construction industries. Also, there was a dramatic slowing of liquid petro-chemical activity during the quarter. While demand for grain and coal shipments increased, those commodities typically produce lower margins than the more profitable liquid and bulk cargoes. Lower overall volume, the revenue mix shift into lower margin commodities and cost inflation were only partially offset by higher boat productivity, lower fuel pricing and reduced weather impacts. Fuel prices declined faster than our contract de-escalations, which benefited us in the quarter. The manufacturing segment, driven by continued labor productivity improvement on brown-water barges, produced an operating profit increase during the quarter. Selling, general and administrative expenses (“SG&A”) increased by $2.7 million driven by $3.5 million of higher charges for personnel and infrastructure cost reduction actions implemented in the first quarter of 2009 compared to 2008 and a customer’s bankruptcy filing. SG&A was also impacted by the inclusion of Summit in only the current year’s first quarter.

For the quarter ended March 31, 2009 EBITDA was $13.1 million compared to $23.0 million in the same period of the prior year. EBITDA as a percent of revenue declined by 1.8 points to 6.7% for the first quarter of 2009 compared to 8.5% for the first quarter of 2008. See the table at the end of this Consolidated Financial Overview and Selected Financial Data for a definition of EBITDA and a reconciliation of EBITDA to consolidated net income.

During the first quarter of 2009, $8.4 million of capital expenditures was attributable to work-in-process related to new liquid tank barges begun in 2008 for use by the transportation segment, boat and barge maintenance, and improvements to the shipyard.

Transportation

Affreightment contracts comprised approximately 68% or $105.6 million of the Company’s transportation segment total revenues for the quarter ended March 31, 2009 compared to approximately 70% or $143.4 million for the quarter ended March 31, 2008. Under such contracts our customers engage us to move cargo for a per ton rate from an origin point to a destination point along the Inland Waterways on the Company’s barges, pushed primarily by the Company’s towboats. Affreightment contracts include both term and spot market arrangements. The Company is responsible for tracking and reporting the tonnages moved under such contracts.

The remaining segment revenue of approximately 32% or $49.9 million in the quarter ended March 31, 2009 and approximately 30% or $61.4 million in the quarter ended March 31, 2008 (“non-affreightment revenues”) was generated either by demurrage charges related to affreightment contracts or by one of three other distinct contractual arrangements with customers: charter/day rate contracts, outside towing contracts, or other marine services contracts. Transportation services revenue for each contract type is summarized in the key operating statistics table that follows.

Under charter/day rate contracts the Company’s boats and barges are leased to third parties who control the use (loading, movement, unloading) of the vessels. The ton-miles for charter/day rate contracts are not included in the Company’s tracking of affreightment ton-miles, but are captured and reported as part of ton-miles non-affreightment.

Outside towing revenue is earned by moving barges for other affreightment carriers at a specific rate per barge move.

Marine services revenue is earned for fleeting, shifting and cleaning services provided to third parties.

Comparatively, 23 less liquid tank barges, on average, were serving customers under charter/day rate contracts in the first quarter of 2009 versus the first quarter of 2008. This decrease in the number of barges drove charter and day rate revenue down 14.4% in the quarter ended March 31, 2009 over the comparable period of the prior year. Additionally, the decrease in barges in charter/day rate service increases the number of barges available for affreightment service. Combined with the decrease in liquid barge demand in the quarter, this shift to affreightment drove much of the decline in ton-miles per average affreightment barge-day in the quarter.

Revenues per average barge operated decreased 18.9% in the first quarter 2009 over their first quarter 2008 level. Approximately 80% of the decrease was due to lower affreightment revenue and the remainder was due to lower non-affreightment revenue. Almost two thirds of the lower affreightment revenue per barge resulted from lower effective volume/price/mix with the remainder attributable to fuel price de-escalation in the quarter. On a fuel neutral basis overall ton-mile rates decreased by 14.8% period over period. Fuel prices actually decreased more rapidly than our fuel price de-escalations benefiting operating profit in the quarter by approximately $4.7 million. Fuel consumption was down compared to the prior year quarter on the decrease in ton-miles moved and the average price per gallon decreased almost 30% to $1.98 per gallon.

Key operating statistics regarding our transportation segment are summarized in the following table.

Key operating statistics

	Three	% Change to
	Months Ended	Prior Year Quarter
	March 31, 2009	Increase (Decrease)

Ton-miles (000’s):
Total dry	7,797,076	(4.0)%
Total liquid	402,745	(47.2)%

Total affreightment ton-miles	8,199,821	(7.7)%
Total non-affreightment ton-miles	749,684	(34.5)%

Total ton-miles	8,949,505	(10.7)%

Average ton-miles per affreightment barge	3,340	(1.7)%
Rates per ton mile:
Dry rate per ton-mile		(19.4)%
Fuel neutral dry rate per ton-mile		(14.5)%
Liquid rate per ton-mile		4.1%
Fuel neutral liquid rate per-ton mile		17.2%
Overall rate per ton-mile	$12.88	(20.3)%
Overall fuel neutral rate per ton-mile	$13.77	(14.8)%
Revenue per average barge operated	$59,437	(18.9)%
Fuel price and volume data:
Fuel price	$1.98	(29.5)%
Fuel gallons	16,307	(15.4)%
Revenue data (in thousands):
Affreightment revenue	$105,577	(26.4)%
Towing	12,231	(39.5)%
Charter and day rate	16,443	(14.4)%
Demurrage	14,285	22.5%
Other	6,951	(32.9)%

Total non-affreightment revenue	49,910	(18.8)%

Total transportation segment revenue	$155,487	(24.1)%

Data regarding changes in our barge fleet for the quarter ended March 31, 2009 are summarized in the following table.

Barge Fleet Changes

Barges — Current Quarter	Dry	Tankers	Total

Barges operated as of the end of the 4th qtr of 2008	2,254	391	2,645
Retired (includes reactivations)	(45)	(8)	(53)
New builds	—	1	1
Purchased	—	—	—
Change in number of barges leased	(2)	(5)	(7)

Barges operated as of the end of the 1st qtr of 2009	2,207	379	2,586

Data regarding our boat fleet at March 31, 2009 is contained in the following table.

Owned Boat Counts and Average Age by Horsepower Class

Horsepower Class	Number	Average Age

1,950 or less	51	32.1
Less than 4,300	21	34.7
Less than 6,200	43	34.3
7,000 or over	15	31.7

Total/overall age	130	33.2

In addition, the Company had 19 chartered boats in service at March 31, 2009. Average life of a boat (with refurbishment) exceeds 50 years. Ten owned boats are being marketed and are included in assets held for sale at March 31, 2009.

Operating conditions in the first quarter of 2009 were more favorable than those experienced in the first quarter of the prior year with lost barge days down 41% from 11,006 in the prior year to 6,491 in 2009. However, general economic conditions continued to worsen throughout the quarter. The April 2009 Federal Reserve’s Beige Book indicated that manufacturing activity, capital goods orders and shipments, non-residential construction and new vehicle sales all continued to be down year-over-year. Reduced demand, rising inventories, and lower prices for oil and natural gas led to further declines in energy sector activity. Capital expenditure plans remained on hold across most regions. Each of these areas of economic pressure had an impact on our quarter. Recent press releases and earnings call recaps for steel companies, utilities, fertilizer companies and chemical producers explain why our volumes and resulting revenues have fallen as these manufacturing and commodity companies have curtailed production. The lines of business where we have maintained or grown volume are our lower margin lines of business. Our largest negative volume variances have been in our highest margin lines of business in both the dry and liquids sectors.

Total affreightment volume measured in ton-miles declined in the first quarter of 2009 to 8.9 billion from 10.0 billion in the same period of the prior year. Higher margin liquid and bulk affreightment volumes decreased 47.2% and 26.3% respectively, from the prior year, while lower margin grain and coal volume increased 11.6% and 14.1%, respectively. This mix shift in our cargoes drove a fuel-neutral rate decrease of 14.8% over the first quarter of 2008, though contract pricing remained intact and grain rates were comparable year-over-year. As the Revenue Mix Change table below indicates, in every revenue category except Grain and our Legacy Coal Program, affreightment and towing revenues declined quarter-over-quarter.

Revenue Mix Change ($ in millions) 1Q 2009 to 1Q 2008

		Revenue
		Increase	Change in
	2009	(Decrease)	Commodity

Grain	$37.9	$3.2	9.1%

Steel and pig iron	$4.9	$(20.2)	(80.3)%
Fertilizer	2.5	(4.1)	(62.0)%
All other bulk	27.2	(4.1)	(13.0)%

Total Bulk/ Non-Bulk	$34.6	$(28.4)	(45.0)%

Coal and energy	$4.7	$(6.1)	(56.3)%
Legacy coal	14.8	4.4	42.2%

Total Coal/Energy	$19.5	$(1.7)	(8.0)%

All other dry	11.8	(2.0)	(14.7)%

Total Dry Revenue	$103.8	$(28.9)	(21.8)%

Chemicals	$12.0	$(8.1)	(40.5)%
Petroleum	6.0	(1.3)	(18.0)%
Other liquids	3.2	(2.0)	(38.4)%
Towing liquid	10.1	(6.1)	(37.6)%
All other liquid	13.4	0.5	4.4%

Total liquid	$44.7	$(17.0)	(27.5)%

Scrap and other	$7.0	$(3.4)	(32.9)%

Total Revenue	$155.5	$(49.3)	(24.1)%

In the dry sector, the decrease in bulk revenues was driven by significantly less steel, pig iron and fertilizer movement due to the current economic crisis’s impact on demand for these products. Affreightment revenue from steel movement declined 80% quarter-over-quarter, while revenue from fertilizer declined 62%. The decrease in liquid volumes was primarily attributable to less chemical movement. Revenue from chemical movement declined 40%, while petroleum movement revenue declined only 18%.

Historically, grain has experienced the greatest degree of seasonality among all the commodity segments, with demand generally following the timing of the annual harvest. Demand for grain movement generally begins around the Gulf Coast and Texas regions and the southern portions of the Lower Mississippi River, or the Delta area, in late summer of each year. The demand for freight spreads north and east as the grain matures and harvest progresses through the Ohio Valley, the Mid-Mississippi River area, and the Illinois River and Upper Mississippi River areas. System-wide demand generally peaks in the mid-fourth quarter. Demand normally tapers off through the mid-first quarter, when traffic is generally limited to the Ohio River as the Upper Mississippi River normally closes from approximately mid-December to mid-March, and ice conditions can hamper navigation on the upper reaches of the Illinois River. The annual differential between peak and trough rates has averaged over 130% a year over the last five years. Average grain tariff rates for the mid-Mississippi River, which we believe is generally an indicator of the total market, in the first quarter 2009 were lower than the prior year at 282% due primarily to the 2008 impact of steep fuel price increases and the impact of difficult operating conditions on barge availability. Despite the lower average tariff rates in the current year our actual grain rate per ton-mile was comparable to the prior year.

Fuel prices actually decreased more rapidly than our fuel price de-escalations benefiting fuel expense in the quarter by approximately $4.7 million. Fuel consumption was down compared to the prior year quarter on the decrease in ton-miles moved and the average price per gallon decreased almost 30% to $1.98 per gallon.

Manufacturing:

The manufacturing segment produced no dry hopper barges in the current year first quarter compared to 79 dry hopper barges in the prior year’s first quarter. Also, 11 liquid tanker barges were sold in the first quarter of 2009 versus 9 tankers and 1 special vessel in last year’s quarter. One liquid tank barge was produced for internal use in the first quarter of 2009 compared to no internal barges in the 2008 quarter. During the first quarter of 2009, a significant portion of the manufacturing segment’s production was related to the completion of the special vessels that were in process at year-end, occupying two of four production lines during most of the quarter. Estimated expected losses on these contracts were accrued at year-end 2008. Since the estimates proved to be adequate, these completions did not significantly impact the first quarter revenues or operating profit despite consuming production capacity. Labor hours per barge on the brown-water liquid tank barges produced during the first quarter 2009 declined compared to the prior year. This improvement and a higher mix of non-legacy liquid tank barges in the current year drove the 6.5 point improvement in the segment’s operating margin.

Manufacturing Segment Units Produced for External Sales or Internal Use

	Quarter Ended
	March 31,
	2009	2008

External sales:
Liquid tank barges	11	9
Ocean tank barges	—	1
Dry cargo barges	—	79

Total external units sold	11	89

Internal sales:
Liquid tank barges	1	—
Dry cargo barges	—	—

Total units into production	1	—

Total units produced	12	89

Consolidated Financial Overview — Non-GAAP Financial Measure Reconciliation

NET INCOME TO EBITDA RECONCILIATION

	Quarter Ended March 31,
	2009	2008
	(Dollars in thousands) (Unaudited)

Net (Loss) Income from Continuing Operations	$(5,458)	$2,303
Discontinued Operations, Net of Income Taxes	—	12

Consolidated Net (Loss) Income	$(5,458)	$2,315

Adjustments from Continuing Operations:
Interest Income	(7)	(50)
Interest Expense	8,541	6,732
Depreciation and Amortization	13,540	12,646
Taxes	(3,504)	1,375
Adjustments from Discontinued Operations:
Interest Income	—	(19)
Taxes	—	7
EBITDA from Continuing Operations	13,112	23,006
EBITDA from Discontinued Operations	—	—

Consolidated EBITDA	$13,112	$23,006

EBITDA from Continuing Operations by Segment:
Transportation Net (Loss) Income	$(8,114)	$(1,010)
Interest Income	(6)	(48)
Interest Expense	8,531	6,732
Depreciation and Amortization	12,135	11,907
Taxes	(3,525)	1,375

Transportation EBITDA	$9,021	$18,956

Manufacturing Net Income	$4,152	$3,360
Depreciation and Amortization	866	654

Total Manufacturing EBITDA	5,018	4,014

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

Outlook

The uncertainties surrounding the economy in general heighten the normal risks and uncertainties surrounding forward-looking information which we address in Section 1A “Risk Factors.” Despite the negative economy, we continue to proactively work with our customers, focusing on our value proposition as the most economic freight transportation alternative. We are using this economic environment as an opportunity to right size our cost structure for the future. While the economy lags and freight demand remains weak we remain focused on improving areas within our control. In 2009 our focus is on improving our cost structure, optimizing our working capital and capital investment levels to generate cash and improving our industry leading safety performance. New business will help our efforts but, ultimately, cost reduction will position us for enhanced profitability regardless of when overall demand returns. Success with these initiatives will allow us to optimize our financial performance during the economic downturn and strongly position us when normal demand environments return in the future. We are improving the areas of our business we can control while reacting quickly to short-term opportunities in all markets.

Like many freight transportation providers, we do not have visibility to predict the timing of a recovery. The Federal Reserve Bank’s Beige Book issued in April noted only a moderation in the pace of decline but not a strengthening of demand. Though the Federal Reserve noted that manufacturers see a marginal improvement in future production over the survey period, other indices continue to offer negative outlooks. The Machinery and Allied Products Institute recently predicted further decline in the manufacturing base with their March 2009 composite index at a historic low, indicating further manufacturing industry contraction over the next three to six months.

Similar to other transportation companies and manufacturing companies, we have a less than robust near-term forecast. But we believe that freight demand will eventually return. We remain committed to barging as a competitive form of transportation for the long-term as we believe our value proposition is superior to truck and rail and will continue to be a mode of transportation that shippers will continue to favor with more of their valuable goods. We believe that shippers increasingly prefer the most environmentally friendly mode of transportation and the best shipping value. We believe we can offer them both.

Elements of our cost structure are changing. Our recent workforce reduction and Houston office closure will generate $10 million in annualized savings, $3.3 million in 2009, net of severance and non-cash office closure costs. Despite the special charges in the transportation segment and the inclusion of our subsidiary, Summit, this year we are beginning to see the benefit of our cost reduction efforts in our SG&A expenses.

Subsequent to our amendment of our credit facility as discussed in Note 3 to our condensed consolidated financial statements and in the Liquidity section, our cost of debt, at the 550 basis points over a LIBOR floor of 3%, will be higher over the term of the amended credit facility. This higher cost of debt, if it had been in place during the full year of 2008, would have essentially increased our interest expense, including amortization of financing costs, by approximately $20 million in that year. On an after-tax basis, this would have represented a reduction of more than one-quarter in our diluted earnings per share in that year. The credit available under the amendment is reduced initially by $75 million to $475 million, with further reductions at year end 2009 and 2010. We believe that this is a sufficient level to continue to adequately fund our business and we have other available options under the amendment to increase liquidity if necessary. We intend to continue to focus on reducing our operating costs and improving productivity to preserve liquidity. We ended the first quarter of 2009 with approximately $40 million of available liquidity under the agreement.

Our 2009 effective tax rate has increased to 39.1% due to the relative significance that consistent year-over-year levels of permanent book/tax differences bear to expected full-year earnings.

We believe that our long term strategic plans remain within our reach; improving our contract portfolios of business in transportation and manufacturing, operating on river segments where we have the greatest potential to run fully loaded in both directions, and improving the quality of our barge & boat fleet through disciplined capital investment.

Transportation:  We believe that our value proposition is to deliver the safest, cleanest, most cost effective and innovative transportation solutions to our customers. Barge transportation is widely recognized as the lowest cost, cleanest, safest and most fuel efficient mode of transportation in the United States and is estimated to be operating at below current infrastructure capacity.

Over the longer-term we expect to continue to evolve our portfolio mix of commodities. Our review of historical industry data for waterborne movement indicates that liquid commodity barge movement is generally a steady growth and demand market with less volatility than certain dry commodities such as grain. Management believes its liquid tank barge fleet is comparable to the industry in both condition and age. We expect to complete the 12 remaining tank barge builds begun in 2008 for internal use in our second quarter of 2009, but given current demand, we do not plan to build any additional internal barges this year above these barges which essentially will replace retiring liquid capacity.

With the economic contraction which we began to see in late 2008, we experienced declines in liquid demand greater than those in our dry portfolio. We expect, over the long term, that liquid demand will again strengthen. We expect that in the current environment we will need to opportunistically pursue available loadings in our most profitable lanes.

Through organic growth, which we define as the combination of new business from new and existing customers, we believe that over time our portfolio mix will approach a breakdown closer to 35% liquids, 15% coal, 25% bulk, 15% grain, 5% steel and 5% emerging markets. During the first quarter 2009 we believe we have generated over $18 million in new organic growth, including $1 million of coal/energy, $10 million of bulk and $7 million of liquid growth. Modal conversion continues to be a primary driver in the generation of organic growth. And again, during this quarter, we executed a modal conversion of a coke move from rail which will generate approximately $0.75 million in new revenue which was part of our organic growth in the quarter.

Our mix for the full year in 2009 may not, even directionally, move closer to that goal, as many commodities that we have profitably moved in the past likely will not move in quantities or at rates that they would in a more “normal” economic environment. During the first quarter we saw a shift in our revenue portfolio, including related demurrage, which drove grain to 27% of our total revenue volume (from 21% for the full year 2008) while bulk declined to 26% (from 31% for the full year 2008) with other categories remaining fairly constant as a percent of total revenue.

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

During the past few years, there has been increasing utilization of existing coal-fired power generating capacity. According to Criton the prospects for coal shipments to the power generating sector will be impacted by the current economic recession, declining slightly in 2009 and increasing slowly thereafter. Distribution patterns may be further affected by flue-gas desulphurization (“FGD”) retrofitting and are expected to continue to negatively impact miles per trip as retrofitted plants shift to higher-sulfur coal resulting in shorter trips. Criton projects a decline in coal exports through the lower Mississippi driven by the collapse of international steel demand and the stronger U.S. dollar. In addition, increases in limestone and gypsum movement, due to clean air laws that are resulting in their use to reduce sulfur emissions from coal-fired electricity generation, have been more than offset by reductions in construction related movement.

As we move to replace a portion of the grain moved by barge, we continue to seek expansion in large, ratable dry shipments with existing and new customers in the Company’s primary service lanes. Much of the new business will emanate from conversions from other modes of transportation, primarily rail. The Company expects to continue to offer these modal alternatives in chemicals, as well as in new target markets such as forest products/lumber, coal/scrubber stone, energy products, and in emerging markets like municipal solid waste. We believe that there is significant opportunity to move by barge certain cargoes that currently move via truck and rail. With ACL terminal facilities in St. Louis, Memphis, New Orleans and Chicago we believe we have a strong, strategically located core of base locations to begin to offer one-stop transportation services. In fact, several of the cargo expansions in 2007 and 2008 included multi-modal solutions through our terminal locations. Our Lemont, Illinois facility, located just outside of Chicago, provides terminaling and warehousing services for clients shipping and receiving their products by barge. Through Lemont, we are transloading products to be routed to or through Chicago. The Lemont facility also handles products manufactured in the greater Chicago area which are destined to the southern United States and to export markets.

At March 31, 2009, 70% of our total fleet consisted of covered hopper barges. The demand for coarse grain freight, particularly transport demand for corn, has been an important driver of our revenue. We expect grain to still be a component of our future business mix. However, the grain flows we expect to pursue going forward are the ratable, predictable flows. Smaller, more targeted, export grain programs that run ratably throughout the year are likewise attractive as they are not as susceptible to volatile price swings and seasonal harvest cycles. The complex interrelationships of agricultural supply/demand, the weather, ocean going freight rates and other factors lead to a high degree of less attractive volatility in both demand and pricing. Our service commitment is to build and maintain a covered barge fleet that handles ratable, profitable commodities. We expect that the introduction of new demand will over time drive our grain position down to approximately 15% of our revenue base.

Although we expect to significantly reduce our exposure to seasonal grain moves, grain is still expected to be both an important commodity for us and, as circumstances allow, a tactical opportunity. The United States Department of Agriculture (the “USDA”) forecasted, as of April 9, 2009, corn exports of 1.700 billion bushels for the 2008/2009 crop year or approximately 30% lower than the 2.436 billion bushels for the 2007/2008 crop year. Crop years are measured from September 1 through August 31 of the next calendar year. The total 2008/2009 corn harvest was estimated to be approximately 12.101 billion bushels, almost one billion bushels below the prior year’s level. Though the estimated corn harvest size is down, if recent changes in ocean-going freight rates, which currently favor the port of New Orleans over the Pacific Northwest, are sustained, export demand through New Orleans could drive grain demand higher than the prior year on the Inland Waterways. For most of 2008, the ocean freight rates favored the Pacific Northwest and consequently an increased share of grain moved by rail for shipping from the Northwest.

According to Informa, the Inland Waterways fleet peaked at 23,092 barges at the end of 1998. From 1999 to 2005, the Inland Waterways fleet size was reduced by 2,407 dry cargo barges and 54 liquid tank barges for a total reduction of 2,461 barges, or 10.7%. From that date through the end of 2008, the industry fleet, net of barges scrapped, increased by 225 dry cargo barges and 149 tank barges, ending 2008 at 18,014 dry and 2,991 liquid barges, for a total fleet size of 21,005, 9.0% below the 1998 level. During 2008 the industry fleet placed 917 new dry cargo barges into service while retiring 932 dry cargo barges and expanded the liquid cargo barge fleet by 34 barges. We believe, based on industry estimates, capacity will continue to be taken out of the industry as older barges reach the end of their useful lives. From an overall barge supply standpoint, we believe that approximately 25% of the industry’s existing dry cargo barges will be retired in the next three to seven years. We also believe that a like number of barges will be built during this period, although the exact number of additions or reductions in any given year is difficult to estimate. Competition is intense for barge freight transportation. The top five carriers (by fleet size) of dry and liquid barges comprise over 62% of the industry fleet in each sector as of December 31, 2008. The average economic useful life of a dry cargo barge is generally estimated to be between 25 and 30 years and between 30 and 35 years for liquid tank barges. Approximately one-third of the 2,207 barges in service in our fleet of dry cargo barges will reach 30 years of age by the end of 2010. We may replace lost capacity through new builds, acquisitions, barge refurbishments and increased asset utilization, though we do not anticipate building any additional dry barges for internal use in 2009.

Freight rates in both the dry and liquid freight markets are a function of the relationship between the amount of freight demand and the number of barges available to load freight. Due to the impact of the current economic crisis on our customer’s shipments of commodities such as steel/pig iron, fertilizer and liquid chemicals, we believe the current supply/demand relationship for dry and liquid freight will be stable on lower volumes or, in the case of spot cargoes, decline in the near term. We also believe that longer term, with a stronger economy, freight rates will stabilize or moderately increase if overall barge capacity continues to decline. With the 30% decline in the price of fuel from the fourth quarter of 2008, we have seen rates fall as the fuel adjustment clauses in our contracts de-escalated our pricing in 2009. Fuel prices have been relatively stable through the first quarter of 2009.

If there is a rebound in liquid markets we may see a larger portion of our liquid fleet shift to day-rate contracts, rather than affreightment contracts. However, in the current environment we saw 23 less barges compared to the prior year utilized in day-rate service. Reductions in day-rate contracts throughout the industry may return to spot rate service further pressurizing rates in that service.

The market dynamics surrounding term contracts are changing rapidly. Most of the Company’s contracts renew during the fourth quarter. Three renewals were completed in the first quarter of 2009 at a blended rate increase of 4.5%. We are unable to predict at this time expectations for the renewals that will occur in the fourth quarter, and perhaps more importantly the volume that we expect to move under such contracts. We anticipate that given the uncertainty of the economic environment fewer customers will feel compelled to insure barge availability, thereby lowering the number of charter/day-rate contracts.

From an expense standpoint, fuel price increases may impact profitability in four primary ways. First, contractual protection in the Company’s newest term contracts operates on a one month lag thereby exposing us to an approximate 45 day delay in recovering higher prices. Conversely, in periods of falling prices, the Company can recover more than the price currently being paid for fuel. During the first quarter of 2009, though we estimate that our revenues declined by $9.9 million due to fuel adjustment clause de-escalation, continued declines in fuel pricing resulted in $4.7 million of benefit in the quarter. Our fuel price risk is highest in periods of rapidly escalating fuel prices. Second, fuel rates may move ahead of booked-forward spot market pricing. Third, fuel expense is a significant component of the cost structure of other fleeting, shifting and towing vendors that we use. These costs are passed through to us in higher rates for such services and we are generally unable to pass these increases through to our customers. Fourth, under a legacy coal contract, the fuel pricing mechanism is generally inadequate to insulate us from the impact of significant increases in fuel prices. For these reasons, we have been hedging a portion of our fuel exposure since December 2007. As of March 31, 2009, we had open fuel swap contracts fixing the price on 10.4 million gallons of our anticipated future fuel usage through January 2010. The fair value of the fuel price swaps at March 31, 2009 was a loss of $9.6 million. These cumulative losses on open contracts will be recorded as increases in fuel expense as the purchased fuel is used. We anticipate that we will continue to hedge a portion of the cash flows related to unprotected fuel gallons as monthly contracts expire.

Increases in wages and other costs, if they are not recoverable under contract adjustment clauses or through rates we are able to obtain in the market, also create margin pressure. Competition for experienced vessel personnel was strong, and increases in experienced vessel personnel wage rates have exceeded the general inflation level for several years through 2008. The multiple, market-based 2008 increases in the wages of our vessel crews were not able to be recovered in the first quarter of 2009 as we had unfavorable volume/price/mix. Given the current decline in industry demand we anticipate that near-term wage rate pressure should diminish. Longer-term we anticipate continued pressure on labor rates, which we expect to defray through labor escalators in some of our contracts and through pricing.

In 2009 we have taken actions to defer all merit increases that would have otherwise occurred on January 1, 2009. In addition, in February 2009 we eliminated approximately 85 positions or 15% of our land-based salaried compensation through a reduction in force. This workforce reduction is expected to generate approximately $9.0 million of annualized savings, and approximately $3.3 million in 2009 after related severance and other costs, including the estimated cost of approximately $2.1 million of closing the Houston office, primarily a non-cash charge for the write-off of office leasehold improvements. The closing of our Houston office allows us to further streamline our operations while continuing to reduce cost. The closure is expected to result in approximately $1.0 million in annualized savings. In total, through reductions in force since March 2008 approximately $18 million in aggregate annualized compensation has been eliminated through eliminating redundancies and organizational layers which were not required to execute our programs. By broadening the span of control of our managers and streamlining decision-making we have eliminated one half of the vice president and senior vice president positions in the last fifteen months. We have also challenged other selling, general and administrative expenses and expect further reductions in those costs, including the elimination of our association with NASCAR among other discretionary amounts.

Manufacturing:  Industry estimates suggest that there will continue to be significant demand for dry cargo barge replacement over the next several years. Criton has estimated that 5,000 new dry cargo barges will be required to replace retiring barges and fuel expected new demand. With the downturn in the general economy, during the first quarter of 2009 we added no new barges to our manufacturing backlog, and we have experienced some pressure maintaining existing orders. Additionally, we have approximately $37 million in legacy contracts in our backlog and $120 million in unexercised options under legacy contracts at quarter end. At March 31, 2009 our manufacturing sales backlog, including legacy and non-legacy contracts, was approximately $183 million of contracted revenue with expected deliveries extending into 2010. This is a decline of approximately $29 million from the end of 2008, due to current year production. We do not believe that longer term demand has weakened for new barges but recognize that the projected building of replacement barges may be delayed until economic and credit market conditions improve and the demand for barge freight stabilizes. The backlog does not include legacy options until exercised, but we expect most legacy options to eventually be exercised. Almost all of the contracts in the backlog contain steel price adjustments. The actual price of steel at the time of construction may result in contract prices that are greater than or less than those used to calculate the backlog at March 31, 2009. This backlog excludes option units in booked non-legacy contracts until such options are exercised and also excludes our planned construction of internal replacement barges. We are focused on reducing labor costs relative to our bid specifications on our brown water production. During the first quarter of 2009, our labor hours per ton on the liquid 30,000 barrel tank barge line improved approximately 1% and by approximately 5% on the liquid 10,000 barrel tank barge line when compared to the prior year. We did not construct any dry cargo barges in the first quarter of 2009. These improvements in labor efficiency and a more favorable sales mix resulted in our higher realized margins during the quarter compared to the prior year.

Additionally, at March 31, 2009 we had more than $37 million related to more than 100 vessels in our backlog that were priced under contracts or options negotiated at lower estimated margins and with more aggressive labor estimates than in contracts signed since 2006. These will result in sub-optimal margins as they enter production. Unsigned options in these contracts on nearly 200 additional vessels or more than $115 million of revenues are expected to extend the margin impact into 2010 and 2011 if the options are exercised. As a percent of total production, we expect that these vessels will decline in 2009 and beyond as the underlying vessels are completed. The option for an additional special vessel identical to the one that drove approximately $5 million in losses during 2008 expired unexercised in the first quarter of 2009.

All Legacy Contracts contain steel escalation clauses. Remaining legacy option barges contain steel and other escalation clauses, however, the escalation calculation may not be enough to cover actual inflation on labor and other components.

Of the liquid tank barges for internal use that we began building in the fourth quarter of 2008, one barge was completed and we expect to complete the remaining 12 liquid tank barges in the second quarter of 2009. These liquid tank barges will replace expected retiring liquid tank barge capacity. Based on current orders,we plan to build approximately 100 dry, 50 liquid and 5 special vessels this year, including completion of 13 liquid tank barges for ACL use.

AMERICAN COMMERCIAL LINES INC. OPERATING RESULTS by BUSINESS SEGMENT
Quarter Ended March 31, 2009 as compared with Quarter Ended March 31, 2008

				% of Consolidated
				Revenue
	Quarter Ended March 31,			1st Quarter
	2009	2008	Variance	2009	2008

REVENUE
Transportation and Services	$161,575	$206,454	$(44,879)	82.1%	76.3%
Manufacturing (external and internal)	36,868	64,553	(27,685)	18.7%	23.9%
Intersegment manufacturing elimination	(1,634)	(491)	(1,143)	(0.8)%	(0.2)%

Consolidated Revenue	196,809	270,516	(73,707)	100.0%	100.0%
OPERATING EXPENSE
Transportation and Services	166,401	200,223	(33,822)
Manufacturing (external and internal)	32,742	61,077	(28,335)
Intersegment manufacturing elimination	(1,634)	(344)	(1,290)

Consolidated Operating Expense	197,509	260,956	(63,447)	100.4%	96.5%
OPERATING (LOSS) INCOME
Transportation and Services	(4,826)	6,231	(11,057)
Manufacturing (external and internal)	4,126	3,476	650
Intersegment manufacturing elimination	—	(147)	147

Consolidated Operating (Loss) Income	(700)	9,560	(10,260)	(0.4)%	3.5%
Interest Expense	8,541	6,732	1,809
Other Expense (Income)	(279)	(850)	571

(Loss) Income Before Income Taxes	(8,962)	3,678	(12,640)
Income Taxes (Benefit)	(3,504)	1,375	(4,879)
Discontinued Operations	—	12	(12)

Net (Loss) Income	$(5,458)	$2,315	$(7,773)

Domestic Barges Operated (average of period beginning and end)	2,616	2,796	(180)
Revenue per Barge Operated (Actual)	$59,437	$73,255	$(13,818)

RESULTS OF OPERATIONS

Quarter ended March 31, 2009 comparison to quarter ended March 31, 2008

Revenue.  Consolidated revenue decreased by $73.7 million or 27.2% to $196.8 million.

Transportation segment and professional services revenues decreased $44.9 million primarily due to a 14.8% decrease in overall fuel neutral rates which resulted from a significant shift into lower priced grain and coal cargoes and out of steel/pig iron, fertilizer and liquid chemicals as a result of lower demand for movement of those commodities in the first quarter of 2009 compared to 2008 and a 10.7% decrease in affreightment ton-mile volume.

Revenue average per barge operated for the first quarter of 2009 decreased 18.9% to $59,437 from $73,255 for the first quarter of 2008. Approximately 80% of the decline was due to lower affreightment revenues and the remainder was due to lower non-affreightment revenues, including a $4.0 million decline in scrapping revenues. Overall affreightment and towing ton-mile volume declined by 10.7%, consistent with estimated industry declines, to 8.9 billion ton-miles in the quarter. Contract fuel adjustment clause de-escalation due to lower fuel pricing also drove $9.9 million of the decline in the quarter. These decreases were partially offset by a $4.5 million increase in revenues from the professional services segments, attributable to the consolidation of Summit Contracting in 2009, which we did not own in the first quarter of the prior year. Demurrage revenues also increased in the first quarter of 2009, particularly in the liquids business as we intentionally offered excess capacity created by the downturn as temporary storage during the current quarter.

Manufacturing segment revenue from sales to third parties decreased $28.8 million in the first quarter of 2009 compared to the first quarter of 2008, primarily due to the mix of barges built, with no dry hoppers produced in the current year compared to 79 in the prior year. We sold 11 liquid tankers this quarter versus 9 tankers and 1 special vessel in last year’s quarter. We also performed significant work this quarter to complete the special vessels that were in process at year-end. One liquid tank barge for internal use, started in the fourth quarter of 2008, was completed in the first quarter of 2009. No barges were produced for the transportation segment in the first quarter of 2008.

Operating Expense.  Consolidated operating expense decreased by $63.4 million or 24.3% to $197.5 million.

Transportation segment expenses decreased 20.0%, or $39.6 million, primarily due to $21.9 million in lower fuel expenses, $20.6 million in lower material, supplies and other expenses and higher gains on disposition of assets of $1.7 million. These lower expenses/higher gains were partially offset by $4.1 million in higher vessel labor costs and $1.6 million higher selling, general and administrative expenses. Professional services operating expenses rose by $5.8 million compared to the first quarter of 2009 due primarily to the consolidation of Summit Contracting which we did not own in the first quarter of 2008. Manufacturing operating expenses decreased by $29.6 million due to lower production levels in the quarter and the accrual in the fourth quarter of 2008 of expected losses on the two special vessels on which production continued through the first quarter.

Comparisons to the prior year quarter were impacted by charges in current year SG&A expenses for the 2009 reduction in force which exceeded similar charges incurred in the first quarter of the prior year by $0.7 million and by the primarily non-cash charge in the current year for $2.1 million related to the decision to close the Houston transportation segment liquid sales office. The 2008 first quarter expenses were reduced by $2.1 million attributable to the decision to continue in the multi-employer pension plan with regard to certain represented river terminal employees which resulted in reversal of a previously provided reserve in that amount. Additionally, in 2009 the bankruptcy of a liquids transportation customer resulted in a $0.7 million charge to SG&A expenses in that quarter.

The decrease in transportation segment fuel expense was driven by a 30% decrease to $1.98 per gallon in the first quarter of 2009 compared to $2.81 per gallon in the prior year and by a 15% decline in fuel gallons consumed in the current year quarter. The decrease in materials, supplies and other expense was driven by lower outside services for towing, shifting, fleeting, barge preparation, boat charter, etc. ($12.2 million), lower boat/barge repair cost and lower training costs. The increase in transportation segment vessel labor costs was attributable to multiple 2008 market-driven increases in vessel wage rates and higher current year incentive compensation and share-based compensation accruals. The increase in transportation segment SG&A expenses resulted from the inclusion of the differential reduction in force charges, the costs of the Houston office closure and the customer bankruptcy-related charge in the quarter.

Manufacturing operating expenses decreased 48.8% or $29.6 million primarily due to lower number of barges produced in the quarter and the accrual of expected losses on two special vessels still in production in the first quarter during the fourth quarter of 2008.

Operating Income.  Operating income (loss) declined by $10.3 million to $0.7 million loss in the first quarter of 2009, including the impact of the non comparable items of operating expense described above. The increase in the professional services operating loss in the quarter of $1.2 million was driven by a slow first quarter by Summit Contracting, which we did not own in the prior year.

The operating ratio deteriorated 1.8 points in the transportation segment to 99.1% in the first quarter of 2009 compared to 97.3% in the first quarter of 2008, excluding the impact of the non-comparable items of operating expense. This resulted primarily from the negative revenue price/mix/volume and higher vessel labor costs which were not fully offset by lower fuel and materials, supplies and other expenses.

In the transportation segment, as a percentage of transportation segment revenue, excluding impact of the non-comparable items discussed in operating expenses above for each year, the following represent the percentage of revenue comparisons between the first quarters of 2009 and 2008. Fuel cost was 20.8% compared to 26.5% in the prior year. Labor and fringe benefits were 20.0% compared to 14.2%. Material, supplies and other expenses were 36.5% compared to 37.8%. SG&A was 9.5% compared to 8.1% in the prior year’s first quarter. These percentage relationships were also somewhat impacted by the higher fuel prices in the prior year first quarter which drove revenues higher in that year due to contractual fuel adjustment clauses. Including the non-comparable items in both years the operating ratio deterioration was 5.3 points.

Manufacturing gross margins improved to 13.6% from 6.6% due to achieved labor efficiencies on the brown-water barges sold and the mix of barges sold in the current year. Manufacturing segment SG&A was 0.5 points higher as a percentage of the lower segment revenue in 2009 primarily due to the lower level of external sales.

Interest Expense.  Interest expense increased $1.8 million to $8.5 million. The increase was primarily attributable to the higher effective interest rate on the Company’s amended credit facility and the amortization of financing fees.

Income Tax Expense.  The effective rate for domestic income tax is equal to the federal and state statutory rates after considering the deductibility of state income taxes for federal income taxes. During the quarters ended March 31, 2009 and 2008 our effective tax rate was 39.1% and 37.4% respectively. The higher rate in 2009 is driven by the significance of consistent levels of permanent book tax differences on lower expected full year income in 2009.

Net Income (Loss).  The net loss in the current year quarter and the change to the prior year quarter was driven by the items discussed above.

LIQUIDITY AND CAPITAL RESOURCES

As discussed in Note 3 to the condensed consolidated financial statements, on February 20, 2009 the Company signed an amendment (“Amendment No. 6”), which amended our Credit Agreement, dated as of April 27, 2007 (as amended, the “Credit Agreement”). Amendment No. 6 provides an extension of the Credit Agreement through March 31, 2011 from an expiration date of March 31, 2009. As part of amendment No. 6, the current $550 million revolving commitment was reduced initially to $475 million at February 20, 2009, and subsequently will be reduced to $450 million on December 31, 2009 and to $400 million on December 31, 2010. These commitment reductions can be met through cash flow from operations, as well as asset sales, whereby 50% of asset sales can be credited to the required pay-down.

In addition, Amendment No. 6, among other things, (i) changes the spread on LIBOR and base rate loans to 550 basis points and 450 basis point respectively, with 50 basis point increases each six months thereafter, and provides for a minimum rate of 3% and 5% on LIBOR and the base rate respectively, (ii) requires a minimum Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of (a) 1.50 to 1.00 at the end of any fiscal quarter from March 31, 2009 through June 30, 2010 and (b) 1.40 to 1.00 at the end of any fiscal quarter from and after September 30, 2010 (iii) imposes a maximum Total Leverage Ratio (as defined in Amendment No. 6) of (a) 3.50 to 1.00 at any time from January 1, 2009 through March 31, 2010, (b) 3.35 to 1.00 at any time from April 1, 2010 through June 30, 2010, (c) 3.25 to 1.00 at any time from July 1, 2010 through September 30, 2010 and (d) 3.00 to 1.00 at any time from and after October 1, 2010 and (iv) imposes limitations on annual Capital Expenditures (as defined in the Credit Agreement). Amendment and facility fees for Amendment No. 6 totaled approximately $21 million and will be amortized to earnings over the life of the amendment.

The United States and global economies are currently undergoing a period of economic uncertainty, and the related capital markets are experiencing significant disruption. We expect that these conditions will continue during fiscal year 2009. Despite these anticipated economic conditions and based on past performance and current expectations, we believe that cash generated from operations and our liquidity available under our revolving credit agreement will satisfy the working capital needs, capital expenditures and other liquidity requirements associated with our operations. The liquidity available under our credit agreement on March 31, 2009 was approximately $40 million. Additionally, we may sell certain assets and consummate sale leaseback transactions on other assets to enhance our liquidity position. Both of these potential liquidity enhancing strategies are allowable under the terms of the Amendment No. 6 to the extent of $10 million and $15 million annually for asset sales and sale leasebacks respectively. We can also incur additional indebtedness outside the revolving credit facility to provide an additional

$10 million of liquidity. Additionally, the Company has retained its ability to quickly access capital markets under its $200 million shelf registration, though we consider this a less likely option at this time.

Our funding requirements include capital expenditures (including new barge purchases), vessel and barge fleet maintenance, interest payments and other working capital requirements. We are also limited by Amendment No. 6 to $70 million of capital expenditures in each of 2009 and 2010, although this can be increased to $85 million each of those years if certain expenditures are funded via sale leasebacks. Our primary sources of liquidity are cash generated from operations and borrowings under our revolving credit facility. Other sources include sale leaseback transactions for productive assets and, to a lesser extent, barge scrapping activity and cash proceeds from the sale of non-core assets. We expect our 2009 capital expenditures to be significantly lower than the $70 million limitation as we do not expect any expenditures for new ACL barges other than the completion of 13 liquid tank barges started in 2008, primarily in the second quarter of 2009. Approximately one-half of the $70 million is expected to be spent on capitalizable maintenance spending and other asset additions in 2009. A portion of any spending less than $70 million can be carried over as an increase to the 2010 capital expenditure limitation.

Our cash operating costs consist primarily of purchased services, materials and repairs, fuel, labor and fringe benefits and taxes (collectively presented as Cost of Sales on the consolidated statements of operations) and selling, general and administrative costs.

Capital expenditures are a significant use of cash in our operations totaling $8.4 million in the quarter ended March 31, 2009, primarily for expenditures related to liquid tank barges for internal use begun in the fourth quarter of 2008, capitalizable boat/barge repairs and improvements to the shipyard. One liquid tank barge was completed in the first quarter and 12 tank barges are expected to be completed in the second quarter. Capital is expended primarily to fund the building of new barges to replace retiring barges, to increase the useful life or enhance the value of towboats and barges, and to replace or improve equipment used in manufacturing or other lines of business. Other capital expenditures are made for vessel and facility improvements and maintenance that extend the useful life or enhance the function of our assets. Sources of funding for these capital expenditures and other investments include cash flow from operations, borrowings under the revolving credit facility and, to a lesser extent, proceeds from barge scrapping activities.

Our Indebtedness

As of March 31, 2009, we had total indebtedness of $432.7 million. This amount included $431.7 million drawn under our revolving credit facility. The remainder related to two holdback notes associated with our acquisition of the services companies. Those notes bear interest at 5.5% to 6% and are payable in 2009. See Note 12 to the condensed consolidated financial statements. Availability under the revolving credit facility was also reduced by the $3.4 million of outstanding letters of credit. Terms of Amendment No. 6 are discussed in Note 3 to the condensed consolidated financial statements and in the Liquidity section above. During 2007, the Board of Directors authorized the repurchase of up to $350 million of our common stock. Advances of $300 million on the revolving credit facility were used to fund stock repurchased in the open market. At December 31, 2008 the Company had $50 million authorized but unpurchased under the stock repurchase program. However, restrictions contained in Amendment No. 6 will not allow further repurchase of shares under this authorization.

The revolving credit facility contains certain covenants including a total leverage ratio, fixed charge coverage ratio and minimum net worth as defined in the credit loan agreement. The Company was in compliance with all covenants of the revolving credit facility at March 31, 2009. If the Company does not remain in compliance with these covenants or if the Company does not obtain an applicable waiver from such noncompliance, the Company may not be able to borrow additional funds when and if it becomes necessary, and the Company may incur higher borrowing costs and face more restrictive covenants, and the lenders could accelerate all amounts outstanding to be immediately due and payable. For further discussion on these covenants, see “Item 1A — Risk Factors.”

Net Cash, Capital Expenditures and Cash Flow

Net cash provided by operating activities was $25.1 million in the three months ended March 31, 2009 as compared to net cash used in operating activities of $8.3 million in the three months ended March 31, 2008. The increase from operating activities between years was due primarily to the higher positive impact of working capital changes in 2009. Those improvements are a result of generating $14.5 million of cash, primarily through lower receivables and manufacturing segment steel inventories. We have initiated improvements in our manufacturing supply chain to improve inventory forecasting, delivery scheduling and safety stocks. These changes have generated $6 million in steel inventory savings to date. In 2008 the working capital use of cash from operations resulted from higher accounts receivable and work in process inventories in our shipyard, both of which were driven by higher production levels and higher pass through costs.

Net cash used in investing activities was $6.1 million in the three months ended March 31, 2009 and $20.3 million in the three months ended March 31, 2008. Capital expenditures for property additions were $8.4 million and $12.1 million in the three months ended March 31, 2009 and 2008 respectively. Capital expenditures in 2009 included expenditures related to liquid tank barges for internal use begun in the fourth quarter of 2008, capitalizable boat/barge repairs and improvements to the shipyard. Capital expenditures in 2008 were primarily for improvements to the existing boat and barge fleet, improvements to our shipyard and improvements to our facilities including our marine services facilities along the Inland Waterways. These investing outlays were offset by proceeds of $3.5 million in 2009 and $0.6 million in 2008 on asset dispositions. Proceeds from property dispositions were higher in 2009 due to the disposition of two boats in the current year quarter compared to proceeds from barges sold to third parties to be scrapped in 2008. A gain on these disposals of $2.1 million in 2009 and $0.4 million in 2008 is included in operating income in our condensed consolidated income statements. Other investing activities in 2008 also included the deposit of $8.5 million on the purchase of all of the remaining ownership interests in Summit Contracting.

Net cash used in financing activities was $17.2 million in the three months ended March 31, 2009 compared to net cash provided by financing activities of $30.5 million in the three months ended March 31, 2008. Cash used in financing activities in the first quarter of 2009 resulted primarily from the $21.2 million payment of fees for the amendment of the credit agreement, a $7.0 million decrease in outstanding checks and a $1.8 million negative tax impact of share-based compensation. The negative tax impact occurred as restricted shares vested at prices lower than their value on date of grant. Cash provided in 2008 resulted from borrowings under the revolving credit facility net of a reduction in outstanding checks. In 2008 the acquisition of treasury stock due to cashless exercises under our share-based compensation plans was nearly offset by the tax deduction of the excess benefit of share-based compensation and amounts paid for exercise of stock options.

CHANGES IN ACCOUNTING STANDARDS

In September 2006 the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The standard defines fair value as the price received to sell an asset or paid to transfer a liability in an orderly transaction between market participants (knowledgeable, independent, able, willing parties) at any measurement date. The standard assumes highest and best use defined from the perspective of a market participant. Transactions costs are excluded from fair value. The standard creates a hierarchy of fair value determination where Level 1 is active market quotes for identical assets, Level 2 is active market quotes for similar assets and Level 3 is for fair value determined through unobservable inputs. Fair value must account for risk (those inherent in the valuation process, risk that an obligation may not be fulfilled) and for any restriction on an asset if a market participant would consider in valuation. This Statement does not eliminate the practicability exceptions to fair value measurements in many other accounting pronouncements. The provisions of SFAS 157 became effective for the Company on January 1, 2008. The impact of adopting SFAS 157 did not have a significant impact on the Company’s financial statements. Certain requirements of SFAS 157 related to non-financial assets and liabilities were not required for the Company until January 1, 2009. Adoption of those requirements did not have a material impact on the Company.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, and amendment of FASB Statements No 87, 88, 106, and 132 (R) (“SFAS 158”). SFAS 158 requires plan sponsors of defined benefit pension and other postretirement benefit plans (collectively, “postretirement benefit plans”) to recognize the funded status of their postretirement benefit plans in the consolidated balance sheet, measure the fair value of plan assets and benefit obligations as of the date of the fiscal year-end consolidated balance sheet, and provide additional disclosures. Most of the provisions of SFAS 158 were previously adopted with the impacts as disclosed in previous filings. The last of SFAS 158’s provisions to become effective required the Company, beginning in 2008, to change the measurement date of its postretirement benefit plans to December 31, versus the September 30 measurement date used previously, was adopted as of January 1, 2008 resulting in a charge of $828 ($517 after-tax). This amount was recorded as an adjustment to retained earnings in January 2008.

In December 2007 the FASB issued SFAS No. 141 revised 2007 “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) applies to all transactions or other events in which an entity obtains control of one or more businesses. It does not apply to formation of a joint venture, acquisition of an asset or a group of assets that does not constitute a business or a combination between entities or businesses under common control. SFAS 141(R) was effective for the Company beginning January 1, 2009. SFAS 141(R) retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations. SFAS 141(R) retains the guidance in Statement 141 for identifying and recognizing intangible assets separately from goodwill. SFAS 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement, replacing Statement 141’s cost-allocation process. SFAS 141(R) requires acquisition-related costs and restructuring costs that the acquirer expected but was not obligated to incur to be recognized separately from the acquisition. It also requires entities to measure the non-controlling interest in the acquiree at fair value will result in recognizing the goodwill attributable to the non-controlling interest in addition to that attributable to the acquirer. This Statement requires an acquirer to recognize assets acquired and liabilities assumed arising from contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. The Company has not made any acquisitions subject to the new standard but will apply the provisions of the standard to future acquisitions, as required.

In December 2007 the FASB issued SFAS No. 160 “Non-controlling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 requires that the ownership interests in subsidiaries held by third parties presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. The amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of income. Changes in a parent’s ownership interest while the parent retains its controlling financial interest must be accounted for as equity transactions. SFAS 160 requires that entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 was effective January 1, 2009 for the Company. The Company has no significant subsidiaries with non-controlling interests held by third parties. Therefore, the adoption of SFAS 160 did not have a significant impact on our financial statements.

In December 2007 the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS 161”) which requires expanded disclosure surrounding derivative instruments and hedging activities. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. This Statement was effective January 1, 2009 for the Company. We have adopted SFAS No. 161 and the revised disclosure requirements are included herein.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” We do not anticipate that the adoption of SFAS 162 will materially impact the Company.

For further information, refer to the consolidated financial statements and footnotes thereto, included in the Company’s annual filing on Form 10-K filed with the Securities and Exchange Commission (“SEC”) for the year ended December 31, 2008.

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

No significant changes have occurred to these policies which are more fully described in the Company’s filing on Form 10-K for the year ended December 31, 2008. Operating results for the interim periods presented herein are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. Our quarterly revenues and profits historically have been lower during the first six months of the year and higher in the last six months of the year due primarily to the timing of the North American grain harvest.

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. As such, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The condensed consolidated balance sheet as of December 31, 2008 has been derived from the audited consolidated balance sheet at that date. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

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

Fuel Price Risk

For the quarter ended March 31, 2009, fuel expenses represented approximately 20.8% of our transportation segment revenue. A one cent per gallon rise in fuel price would increase our annual operating expense by approximately $0.7 to $0.8 million. We partially mitigate our fuel price risk through contract adjustment clauses in our term contracts. Contract adjustments are deferred either one quarter or one month, depending primarily on the age of the term contract. We have been increasing the frequency of contract adjustments to monthly as contracts come up for renewal to further limit our exposure. We also have exposure under forward booked spot contracts and, to the extent that spot rates respond to factors other than the price of fuel, on other spot movements. All of our grain, which was 21% of our total transportation segment revenue for the full year in 2008, and some of our coal move under spot contracts. In periods of rapidly rising fuel prices we are also exposed to pass-through impacts of higher fuel prices on purchased outside towing, fleeting and shifting costs from third parties engaged in those activities on the Inland Waterways. Additionally, in the case of a legacy coal contract, though it contains a formula-driven fuel adjustment clause it does not allow for full recovery of price increases. From time to time ACL has utilized derivative instruments to manage the cash flow volatility resulting from increases in fuel prices. Since December, 2007 we have been actively engaged in hedging a portion of our spot move fuel price exposure. At March 31, 2009 we had entered fuel price swaps for 10.4 million gallons maturing for usage through January 2010. We may increase the number of gallons currently hedged. See Note 8 to the condensed consolidated financial statements.

Interest Rate and Other Risks

At March 31, 2009, we had $431.7 million of floating rate debt outstanding, which represented the outstanding balance of the credit facility. If LIBOR interest rates increase above 3.0%, the floor rate under our existing amended credit facility, our cash flows could be reduced, which could have a material adverse effect on our business, financial condition and results of operations. A 100 basis point increase in the LIBOR interest rate over the amended credit facility floor would increase our cash interest expense by approximately $4.3 million annually. The Company has not hedged its exposure to interest rate risk at March 31, 2009, but may consider such hedges in the future.

Foreign Currency Exchange Rate Risks

The Company currently has no significant exposure to foreign currency exchange risk at this time.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative disclosures about market risk are incorporated herein by reference from Item 2.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported accurately within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms. As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and Senior Vice President and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (pursuant to Exchange Act Rule 13a-15(b)). Based upon this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The conclusions of the CEO and CFO from this evaluation were communicated to the Audit Committee. We intend to continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

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

Collision Incident, Mile Marker 97 of the Mississippi River.  The Company and or American Commercial Lines LLC, an indirect wholly-owned subsidiary of the Company, (“ACLLLC”) have been named as defendants in the following class action lawsuits, filed in the United States District Court for the Eastern District of Louisiana (collectively the “Class Action Lawsuits”): Austin Sicard et al on behalf of themselves and others similarly situated vs. Laurin Maritime (America) Inc., Whitefin Shipping Co. Limited, D.R.D. Towing Company, LLC, American Commercial Lines, Inc. and the New Orleans-Baton Rouge Steamship Pilots Association, Case No. 08-4012, filed on July 24, 2008; Stephen Marshall Gabarick and Bernard Attridge, on behalf of themselves and others similarly situated vs. Laurin Maritime (America) Inc., Whitefin Shipping Co. Limited, D.R.D. Towing Company, LLC, American Commercial Lines, Inc. and the New Orleans-Baton Rouge Steamship Pilots Association, Case No. 08-4007, filed on July 24, 2008; George C. McGee, and Sherral Irvin, and all others similarly situated vs. Laurin Maritime (America) Inc., Whitefin Shipping Co., Ltd., DRD Towing Co, LLC, American Commercial Lines, LLC and New Orleans Baton Rouge Steamship Pilots Association, Case No. 08-4025, filed on July 25, 2008; Bernadette Glover, on behalf of herself and all others similarly situated vs. Laurin Maritime (America) Inc., Whitefin Shipping Co. Limited, DRD Towing Company, LLC, and American Commercial Lines, Inc., Case No. 08-4031, filed on July 25, 2008; James Roussell, Daniel Hingle, and Prince Seals on behalf of themselves and all others similarly situated vs. Laurin Maritime (America) Inc., Whitefin Shipping Co. Limited, D.R.D. Towing Company, LLC, American Commercial Lines, Inc. and the New Orleans-Baton Rouge Steamship Pilots Association, Case No. 08-4058, filed on July 29, 2008; James Joseph, on behalf of himself and all others similarly situated vs. Laurin Maritime (America) Inc., Whitefin Shipping Co. Limited, D.R.D. Towing Company, LLC, American Commercial Lines, Inc. and the New Orleans-Baton Rouge Steamship Pilots Association, Case No. 08-4059, filed on July 29, 2008; Jefferson Magee and Acy J. Cooper, Jr. vs. American Commercial Lines, Inc., DRD Towing Co., LLC, M/V Mel Oliver in rem, M/V Tintomara in rem, Whitefin Shipping Co. Ltd. and Laurin Maritime AB, Case No. 08-4055, filed on July 29, 2008; Vincent Grillo and Anthony Buffinet vs. American Commercial Lines, Inc., DRD Towing Co., LLC, M/V Mel Oliver in rem, M/V Tintomara in rem, Whitefin Shipping Co. Ltd. and Laurin Maritime AB, Case No. 08-4060, filed on July 29, 2008; and Donetta Cheramie vs. American Commercial Lines, Inc., D.R.D. Towing Company, LLC, M/V Mel Oliver in rem, M/V Tintomara in rem, Whitefin Shipping Co. Ltd. And Laurin Maritime AB, Case No. 08-4317, filed on August 29, 2008; Tri Native Contractors, Inc., Russell Easley d/b/a K and R Pipeline Services and Brandon Cavallier v. American Commercial Lines, Inc., DRD Towing Co. LLC, M/V Mel Oliver in rem, M/V Tintomara in rem, Whitefin Shipping Co. Ltd., and Laurin Maritime AB, Case No. 08-4505, filed on September 30, 2008.

The claims in the Class Action Lawsuits stem from the incident on July 23, 2008, involving one of ACLLLC’s tank barges that was being towed by DRD Towing Company L.L.C., an independent towing contractor. The tank barge was involved in a collision with the motor vessel Tintomara, operated by Laurin Maritime, at Mile Marker 97 of the Mississippi River in the New Orleans area. The tank barge was carrying approximately 9,900 barrels of #6 oil of which approximately two-thirds was released. The tank barge was damaged in the collision and partially sunk. There was no damage to the towboat. The Tintomara incurred minor damage. The actions include various allegations of adverse health and psychological damages, disruption of business operations, destruction and loss of use of natural resources, and seek unspecified economic and compensatory damages for claims of negligence, strict liability, trespass and nuisance. Claims under the Oil Pollution Act of 1990 (“OPA 90”) were recently dismissed. Those claims must be brought through the administrative process prior to litigation.

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

ACLLLC has filed two actions in the United States District Court for the Eastern District of Louisiana seeking exoneration from or limitation of liability relating to the foregoing incident as provided for in Rule F of the Supplemental Rules for Certain Admiralty and Maritime Claims and in 46 U.S.C. sections 30501, 30505 and 30511. The consolidated action required all claimants other than OPA claimants to file their answer and claim in this action by December 1, 2008. A default has been entered as to all who did not file by that date. We intend to defend vigorously against the plaintiffs’ claims. There is a separate process for making a claim under OPA 90. We are processing claims properly presented, documented and recoverable. Claims under OPA 90 are not included in such action. ACLLLC has also filed two declaratory judgment actions in the United States District Court for the Eastern District of Louisiana seeking a declaration on economic damages sought by certain OPA claimants.

ACLLLC received a letter from the USCG designating it as the responsible party as the owner of the source of the discharge, barge DM932, and stating that ACLLLC may be liable for removal costs and damages under OPA 90 and imposing on ACLLLC an obligation to advertise the claims process by which persons who have claims may submit claims to ACLLLC. The Company responded to the letter and denied responsibility, but the Company continued the cleanup efforts and published notices as required under OPA 90. The USCG and the National Transportation Safety Board are investigating the cause of the action. According to a letter sent to the Company by the USCG dated August 1, 2008, ACLLLC and the Mel Oliver, the boat operated by DRD Towing and owned by ACLLLC, among others, have been named as parties of interest in the investigation. The Company participated in the USCG investigation of the matter and participated in the hearings which have concluded. A finding has not yet been announced. The Company also testified before the Subcommittee on Coast Guard and Maritime Transportation of the U.S. House of Representatives Committee on Transportation and Infrastructure. The hearing addressed the oil spill and safety on the Inland Waterways System. The Company has also received inquiries and subpoenas from the the United States Attorney’s Office for the Eastern District of Louisiana. The Company is cooperating with the investigation. The Company has made demand on DRD Towing and Laurin Maritime for cleanup, defense and indemnification. However, there is no assurance that any other party that may be found responsible for the accident will have the insurance or financial resources available to provide such defense and indemnification. The Company has various insurance policies covering pollution, property, marine and general liability. While the Company believes it has satisfactory insurance coverage, when combined with other legal remedies, for the cost of cleanup operations as well as other potential liabilities arising from the incident, there can be no assurance that the actual costs will not exceed the amount of available insurance or that the insurance companies will continue to fund the expenses of cleanup and defense. The Company paid $0.85 million in retention amounts under our insurance policies in the third quarter of 2008. If our insurance companies refuse to continue to fund the cleanup or other liabilities associated with the claims, the Company may have to pay such expenses and seek reimbursement from the insurance companies. Given the preliminary stage of the litigation, the Company is unable to determine the amount of loss, if any, the Company will incur and the impact, if any, the incident and related litigation will have on the financial condition or results of operations of the Company.

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

Pulvair Site Group, Tennessee.  In October 2008, the Company received a letter from the Pulvair Site Group, a group of potentially responsible parties (“PRP Group”) who are working with the State of Tennessee (the “State”) to remediate a contaminated property in Tennessee called the Pulvair Site. The PRP Group has alleged that Jeffboat shipped materials, including zinc, to the site which were released into the environment. The State had begun administrative proceedings against the members of the PRP group with respect to the cleanup of the Pulvair site and the group has begun to undertake cleanup. The Company is in contact with the site’s PRP Group regarding settlement of its share to remediate the site contamination.

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

During the third quarter 2008 a global economic crisis in the credit markets began to impact the equity markets and thus far has produced a global recession. Although we cannot predict the extent, timing and full ramifications of the crisis, we believe that, at a minimum, the following risks have been heightened.

•	Potential recession impacts — Global demand for many of the products that are currently shipped by barge may be significantly diminished by a prolonged recession. Such loss of demand could severely impact our revenues, costs and financial condition, as it may lead to an oversupply of barges reducing the rates we are able to charge for our services. Such loss of demand could also result in tow-size, positioning inefficiencies and negatively impact revenue price/mix/volume as occurred in the quarter ended March 31, 2009.

•	Credit availability to our customers and suppliers — We believe that many of our customers and suppliers, particularly customers of our manufacturing segment, rely on liquidity from operative global credit markets. If the markets remain illiquid or available pricing increases dramatically, demand for our products and services may be constricted, necessary services may cost more or even be unavailable to us and we may not be able to enforce contracts or collect on outstanding invoices.

•	Reduced credit availability to the Company — Though the Company was able to amend its existing credit facility and extend the term through March 31, 2011 as further discussed in Note 3 of the condensed consolidated financial statements and in the Liquidity section of Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A), available liquidity in 2009 was reduced by

$75 million to $475 million. At December 31, 2008 this reduced availability would have given the Company $53 million in available liquidity, $32 million after payment of amendment and other fees resulting from the renewal. At March 31, 2009 the Company had available liquidity under the amended credit facility of approximately $40.0 million. Additionally, the Company’s cost of debt is significantly higher than under the previous facility, initially at 8.5%, or a “floor” LIBOR of 3.0% plus 550 basis points. Interest rates increase 50 basis points each six months through its maturity. Under the previous agreement rates were LIBOR plus 250 basis points.

•	Planning risk — Our ability to plan and forecast operating results and capital needs is lessened which could lead to lower operating efficiency.

•	Market risk — We have significant costs associated with our pension plan, the cost of which is dependent on many factors including the return on plan assets. Plan assets declined significantly in 2008. Further declines in plan assets could increase required expense provisions and contributions under the plan. See Note 6 to the condensed consolidated financial statements for disclosures related to our employee benefit plans.

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

The prices we have been able to charge for manufacturing segment production have fluctuated historically based on a variety of factors including the cost of raw materials, the cost of labor and the demand for new barge builds compared to the barge manufacturing capacity within the industry at the time. Since late 2005 we have been increasing the pricing on our barges, net of steel costs, in response to increased demand for new barge construction. Some of the contracts signed prior to that time (the “Legacy Contracts”), including any options exercised for additional barges, may negatively impact manufacturing segment margins due to their lower overall pricing structure. We plan to continue increasing the pricing on our barges, net of steel, in conjunction with the expected additional long-term demand for new barge construction as well as inflation of our costs. The current economic crisis has affected our customers’ need and ability to build new barges in the near-term, though we believe that necessary barge replacement will continue to drive longer-term demand. As a percent of total production, Legacy Contracts will decline in 2009 and beyond. If demand for new barge construction diminishes we may not be able to maintain or increase pricing over our current levels.

Volatile steel prices may lead to a reduction in or delay of demand for new barge construction.

Almost all of the contracts for Jeffboat production contain steel price adjustments. Although the price of steel has recently declined from peak levels, the price has been volatile in recent years. Due to the steel price adjustments in the contracts, the total prices incurred by our customers for new barge construction has also varied. Some customers may consider steel prices when determining to build new barges resulting in fluctuating demand for new barge construction.

Higher fuel prices, if not recouped from our customers, could dramatically increase operating expenses and adversely affect profitability.

For the quarters ended March 31, 2009 and 2008, fuel expenses represented 20.8% and 26.5% of transportation revenues, respectively. Fuel prices are subject to fluctuation as a result of domestic and international events. Generally, our term contracts contain provisions that allow us to pass through (effectively on approximately a 45 day delay basis) a significant portion of any fuel expense increase to our customers, thereby reducing, but not eliminating, our fuel price risk. Fuel price is a key, but not the only variable in spot market pricing. Therefore, fuel price and the timing of contractual rate adjustments can be a significant source of quarter-over-quarter and year-over-year volatility, particularly in periods of rapidly changing fuel prices. Negotiated spot rates may not fully recover fuel price increases. From time to time we hedge the expected cash flows from anticipated purchases of unprotected gallons through fuel price swaps. We choose how much fuel to hedge depending on the circumstances. However, we may not effectively control our fuel price risk and may incur fuel costs higher than the spot market price. At March 31, 2009 the market value of our fuel price swaps represented a liability of approximately $9.6 million. If there are no further changes in market value prior to settlement dates in 2009 and 2010, this amount would be charged to operations as the fuel is used. The cash impact of the settlement of these losses will be offset by any required cash collateral at the date of settlement. At March 31, 2009 we had approximately $3.8 million in cash collateral.

Our operating margins are impacted by certain low margin Legacy Contracts and by spot rate market volatility for grain volume and pricing.

Our predecessor company emerged from bankruptcy in January 2005. Our largest term contract for the movement of coal predates the emergence and was negotiated at a low margin. Though it contains a fuel adjustment mechanism, the mechanism may not fully recover increases in fuel cost. The majority of our coal moves since bankruptcy and through the 2015 expiration of this contract may be at a low or negative margin due to our inability to fully recover fuel price increases through the contract though we have recently hedged expected 2009 fuel usage at prices that should allow better than breakeven performance against this contract. Additionally, contracts for barge manufacturing by our manufacturing segment negotiated prior to 2006 also commit us to lower margins and more aggressive labor hour forecasts than we have recently achieved. Also, though the contracts contain steel price escalation clauses, only a portion adjust for increases in wage rates which we have experienced since they were signed. We have in recent quarters been able to improve our labor efficiency per ton of steel used in production of brown-water barges. If we are unable to continue to improve our performance against the contract labor hour forecasts, these contracts may reduce margins or inhibit margin improvements in our manufacturing segment. These two concentrations of low margin business were approximately $192 million, $185 million and $178 million of our total revenues in 2006, 2007 and 2008, respectively. The combined Legacy Contract amounts in 2009 are expected to be lower than 2008 excluding the impact of steel escalation.

All of our grain shipments since the beginning of 2006 have been under spot market contracts. Spot rates can vary widely from quarter-to-quarter and year-to-year. The available pricing and the volume under such contracts is impacted by many factors including global economic conditions and business cycles, domestic agricultural production and demand, international agricultural production and demand, foreign exchange rates and fluctuation of ocean freight rate spreads between the Gulf of Mexico and the Pacific Northwest. The revenues generated under such contracts, therefore, ultimately may not cover inflation, particularly for wages and fuel, in any given period. We expect that 2009 grain spot rates will be somewhat lower than 2008. These circumstances may reduce the margins we are able to realize on the contract grain movements during 2008. Grain movements were 30%, 22% and 19% of our total transportation segment revenues in 2006, 2007 and 2008, respectively. Current forecasts indicate that a higher percentage of exported grain may move through the Port of New Orleans in 2009 than in 2008 due primarily to more favorable ocean-going freight differentials than in the prior year. Given the current economy we are unable to clearly predict grain volumes, but we expect grain to continue to decline as a percent of revenue in 2009.

The Legacy Contracts combined with the potential impact of the grain spot market may lead to declines in our operating margins which could reduce our profitability.

We are subject to adverse weather and river conditions, including marine accidents.

Our barging operations are affected by weather and river conditions. Varying weather patterns can affect river levels, contribute to fog delays and cause ice to form in certain river areas of the United States. For example, the Upper Mississippi River closes annually from approximately mid-December to mid-March, and ice conditions can hamper navigation on the upper reaches of the Illinois River during the winter months. During hurricane season in the summer and early fall, we may be subject to revenue loss, business interruptions and equipment and facilities damage, particularly in the Gulf region. In addition, adverse river conditions can result in lock closures as well as affect towboat speed, tow size and loading drafts and can delay barge movements. Terminals may also experience operational interruptions as a result of weather or river conditions. During 2008 the number of idle barge days due to high water conditions, primarily on the Illinois and Arkansas rivers, and to the impacts of the three hurricanes which hit the Gulf Coast were up more than one and one-half times over the prior year, to almost 42,000 idle barge days. This is equivalent to not generating any revenue from approximately 115 barges for a full year. Idle weather-related barge days declined to more normal levels in the first quarter of 2009, reducing significantly over the first quarter of 2008.

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

Our manufacturing segment’s waterfront facility is subject to occasional flooding. Its manufacturing operation, much of which is conducted outdoors, is also subject to weather conditions. As a result, these operations are subject to production schedule delays or added costs to maintain production schedules caused by weather. During 2008 the number of lost production days due to weather conditions was up by 25% over the prior year levels. During the first quarter of 2009, as in our transportation segment, adverse weather days declined quarter-over-quarter.

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

Many of the dams and locks on the Inland Waterways were built early in the last century, and their age makes them costly to maintain and susceptible to unscheduled maintenance outages. Much of this infrastructure needs to be replaced, but federal government funding of the 50% share not funded through fuel user taxes on barge operators for new projects has historically been limited. In addition, though the current annual government funding levels are near the average anticipated annual need for the foreseeable future, there can be no guarantee that these levels will be sustained and that a larger portion of infrastructure maintenance costs will not be imposed on operators. The delays caused by malfunctioning dams and locks may increase our operating costs and delay the delivery of our cargoes. Moreover, increased diesel fuel user taxes could be imposed in the future to fund necessary infrastructure improvements, increasing our expenses. The current administration is proposing a “lockage fee” to replace the current fuel user tax. Such a fee would disproportionately penalize the Company and others similarly situated that serve the northern portions of the Inland Waterway, particularly if the total funding expectation from the industry is increased and reallocated in this manner. We may not be able to recover increased fuel user taxes or such lockage fees through pricing increases. The current administration’s economic stimulus package may result in the closure or reduced capacity of dams and locks during upgrades or maintenance which could result in operational inefficiency, interruption of service and lower revenues.

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

The barging industry is subject to various laws and regulations, including national, state and local laws and regulations, all of which are subject to amendment or changes in interpretation. In addition, various governmental and quasi-governmental agencies require barge operators to obtain and maintain permits, licenses certificates and require routine inspections, monitoring, recordkeeping and reporting respecting their vessels and operations. Any significant changes in laws or regulations affecting the inland barge industry, or in the interpretation thereof, could cause us to incur significant expenses. Enacted regulations call for increased inspection of towboats. The United States Coast Guard (“USCG”) has been instructed in recent Congressional hearings to complete interpretation of the new regulations. These interpretations could result in boat delays and significantly increased maintenance and upgrade costs for our boat fleet. Furthermore, failure to comply with current or future laws and regulations may result in the imposition of fines and/or restrictions or prohibitions on our ability to operate.

Though we work actively with regulators at all levels to avoid inordinate impairment of our operations, regulations and their interpretations may ultimately have a negative impact on the industry. Regulations such as the Transportation Worker Identification Credential provisions of the Homeland Security legislation could have an impact on the ability of domestic ports to efficiently move cargoes. This could ultimately slow operations and increase costs.

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

The Jones Act requires that, to be eligible to operate a vessel transporting non-proprietary cargo on the Inland Waterways, the company that owns the vessel must be at least 75% owned by U.S. citizens at each tier of its ownership. The Jones Act therefore restricts, directly or indirectly, foreign ownership interests in the entities that directly or indirectly own the vessels which we operate on the Inland Waterways. If we at any point cease to be 75% owned by U.S. citizens, we may become subject to penalties and risk forfeiture of our Inland Waterways operations. As of March 31, 2009, we believe that we are in compliance with the ownership requirements.

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

At March 31, 2009, we had $431.7 million of floating rate debt outstanding, which represented the outstanding balance of the revolving credit facility. Since our amended credit facility has a LIBOR floor of 3.0% we have no exposure until LIBOR were to reach 3.0%. Each 100 basis point increase above that level in LIBOR interest rates, at our existing debt level, would increase our cash interest expense by approximately $4.3 million annually.

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

In 2008, our largest customer, Cargill, accounted for approximately 5% of our revenue. Our largest ten customers accounted for approximately 27% of our revenue. If we were to lose one or more of our large customers, or if one or more of our large customers were to significantly reduce the amount of barging services they purchase from us and we were unable to redeploy that equipment on similar terms, or if one or more of our key customers fail to pay or perform we could experience a significant loss of revenue.

We are named as a defendant in class action lawsuits and we are in receipt of other claims and we cannot predict the outcome of such litigation which may result in the imposition of significant liability to the Company.

In 2008, ten class action complaints were filed and are pending in the United States District Court for the Eastern District of Louisiana relating to a collision on July 23, 2008, involving one of ACLLLC’s tank barges that was being towed by DRD Towing and the motor vessel Tintomara, operated by Laurin Maritime, at Mile Marker 97 of the Mississippi River in the New Orleans area. (See “Legal Proceedings.”)

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

ACLLLC was designated a responsible party under OPA 90, and the Company performed the cleanup and is responding to OPA claims. We have made demand on DRD Towing and Laurin Maritime for cleanup, defense and indemnification. However, there is no assurance that DRD Towing and Laurin Maritime or any other party that may be found responsible for the accident will have the insurance or financial resources available to provide such defense and indemnification. We have various insurance policies covering pollution, property, marine and general liability. However, there can be no assurance that our insurance coverage will be adequate. See “Our Insurance May Not Be Adequate to Cover Our Losses” below.

We cannot predict the outcome of this litigation which may result in the imposition of significant liability.

We are facing significant litigation which may divert management attention and resources from our business.

We are facing significant litigation and investigations relating to a collision on July 23, 2008, between one of the ACLLLC’s tank barges that was being towed by DRD Towing and the motor vessel Tintomara, operated by Laurin Maritime. (See “Legal Proceedings.”) Defense against this litigation and cooperation with investigations may require us to spend a significant amount of time and resources that may otherwise be spent on management of our business. In addition, we may in the future be the target of similar litigation or investigations. This litigation or investigations or additional litigation or investigations may result in substantial costs and divert management’s attention and resources, which may seriously harm our business.

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

Our plans for capital investment and organic growth in our transportation business are predicated on efficiency improvements which we expect to achieve through a variety of initiatives, including balanced traffic lane density, minimizing empty barge miles, reduction in non-revenue generating stationary days, better power utilization and improved fleeting, among others. We believe that our initiatives will result in improvements in efficiency allowing us to move more tonnage per barge. If we do not fully achieve these efficiencies, or do not achieve them as quickly as we plan, we will need to incur higher repair expenses to maintain fleet size by maintaining older barges or invest new capital as we replace retiring capacity. Either of these options would adversely affect our results of operations.

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

As of March 31, 2009, approximately 1,175 employees were represented by unions. Most of these unionized employees (approximately 1,150 individuals) are represented by General Drivers, Warehousemen and Helpers, Local Union No. 89, affiliated with the International Brotherhood of Teamsters, Chauffeurs, Warehousemen and Helpers of America (“Teamsters”), at our shipyard facility under a three-year collective bargaining agreement that expires in April 2010. Our remaining unionized employees (approximately 25 positions) are represented by the International Union of United Mine Workers of America, District 12 - Local 2452 at ACL Transportation Services LLC in St. Louis, Missouri under a collective bargaining agreement that expired in December 2010. Although we believe that our relations with our employees and with the recognized labor unions are generally good, we cannot assure that we will not be subject to work stoppages or other labor disruption in the future.

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

As of March 31, 2009, we were involved in the several matters relating to the investigation or remediation of locations where hazardous materials have or might have been released or where we or our vendors have arranged for the disposal of wastes. These matters include situations in which we have been named or are believed to be a potentially responsible party under applicable federal and state laws. As of March 31, 2009, we had no significant reserves for these environmental matters excluding the July 2008 barge collision incident.

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

The Company’s American Commercial Lines Inc. Equity Award Plan for Employees, Officers and Directors (“Equity Award Plan”) permits the netting of common stock upon vesting of restricted stock awards to satisfy individual tax withholding requirements. During the quarter ended March 31, 2009, the Company redeemed such shares as presented in the table below.

Maximum Number (or
			Total Number of	Approximate Dollar
			Shares (or Units)	Value) of Shares
			Purchased as Part	(or Units) that may
	Total Number of	Average Price	of Publicly	yet be Purchased
	Shares (or Units)	Paid per Share	Announced Plans	Under the Plans or
Period	Purchased(1)	(or Unit)(2)	or Programs	Programs

January-09	N/A	N/A	N/A	N/A
February-09	96,309	3.79	N/A	N/A
March-09	3,328	2.99	N/A	N/A

(1)	Shares redeemed to satisfy employee tax requirements

(2)	Reflects the weighted average fair market value per share redeemed

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS.

Exhibit
No.	Description

10.1	Form of Amendment No. 6 to Credit Agreement, dated February 20, 2009, by and among American Commercial Lines LLC, Jeffboat LLC, and ACL Transportation Services LLC, and Wells Fargo Bank, National Association as administrative agent, Bank of America, N.A. and JPMorgan Chase Bank, N.A., as co-syndication agents, Fortis Capital Corp. and Bank of America, N.A. (as successor to La Salle Bank National Association) as co-documentation agents, and the financial institutions party thereto from time to time. (Incorporated by reference to the Company’s Current Report on Form 8-K, filed on February 23, 2009).
10.2	2009 Annual Incentive Plan (Incorporated by reference to the Company’s Current Report on Form 8-K, filed on April 2, 2009).
10.3	Form of Non-Qualified Stock Option Agreement for Executives (Incorporated by reference to the Company’s Current Report on Form 8-K, filed on April 2, 2009).
10.4	Form of Restricted Stock Unit Agreement (Incorporated by reference to the Company’s Current Report on Form 8-K, filed on April 2, 2009).
10.5	Form of Performance Based Restricted Stock Unit Agreement (Incorporated by reference to the Company’s Current Report on Form 8-K, filed on April 2, 2009).
10.6	Letter agreement, dated as of November 2008 between American Commercial Lines Inc. and Richard W. Spriggle
31.1	Certification by Michael P. Ryan, Chief Executive Officer, required by Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	Certification by Thomas R. Pilholski, Senior Vice President and Chief Financial Officer, required by Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1	Certification by Michael P. Ryan, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.
32.2	Certification by Thomas R. Pilholski, Senior Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.

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
Thomas R. Pilholski
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: May 8, 2009

INDEX TO EXHIBITS

Exhibit
No.		Description

10.1		Form of Amendment No. 6 to Credit Agreement, dated February 20, 2009, by and among American Commercial Lines LLC, Jeffboat LLC, and ACL Transportation Services LLC, and Wells Fargo Bank, National Association as administrative agent, Bank of America, N.A. and JPMorgan Chase Bank, N.A., as co-syndication agents, Fortis Capital Corp. and Bank of America, N.A. (as successor to La Salle Bank National Association) as co-documentation agents, and the financial institutions party thereto from time to time. (Incorporated by reference to the Company’s Current Report on Form 8-K, filed on February 23, 2009).
10.2		2009 Annual Incentive Plan (Incorporated by reference to the Company’s Current Report on Form 8-K, filed on April 2, 2009).
10.3		Form of Non-Qualified Stock Option Agreement for Executives (Incorporated by reference to the Company’s Current Report on Form 8-K, filed on April 2, 2009).
10.4		Form of Restricted Stock Unit Agreement (Incorporated by reference to the Company’s Current Report on Form 8-K, filed on April 2, 2009).
10.5		Form of Performance Based Restricted Stock Unit Agreement (Incorporated by reference to the Company’s Current Report on Form 8-K, filed on April 2, 2009).
10	.6*	Letter agreement, dated as of November 2008 between American Commercial Lines Inc. and Richard W. Spriggle.
31	.1*	Certification by Michael P. Ryan, Chief Executive Officer, required by Rule 13a-14(a) of the Securities Exchange Act of 1934.
31	.2*	Certification by Thomas R. Pilholski, Senior Vice President and Chief Financial Officer, required by Rule 13a-14(a) of the Securities Exchange Act of 1934.
32	.1*	Certification by Michael P. Ryan, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.
32	.2*	Certification by Thomas R. Pilholski, Senior Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.

*	Filed herein

±	Management contract or compensatory plan or arrangement