Form 10-Q
period 2009-06-30
AMERICAN COMMERCIAL LINES INC.
filed 2009-08-07
CIK 1324479

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☑     No ☐

As of July 29, 2009, there were 12,714,098 shares of the registrant’s common stock, par value $.01 per share, issued and outstanding.

AMERICAN COMMERCIAL LINES INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AMERICAN COMMERCIAL LINES INC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Quarter Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Unaudited)
	(In thousands, except shares and per share amounts)

Revenues
Transportation and Services	$153,815	$227,085	$315,390	$433,539
Manufacturing	70,916	95,609	106,150	159,671

Revenues	224,731	322,694	421,540	593,210

Cost of Sales
Transportation and Services	141,414	200,698	285,754	381,736
Manufacturing	59,889	88,059	90,325	147,904

Cost of Sales	201,303	288,757	376,079	529,640

Gross Profit	23,428	33,937	45,461	63,570
Selling, General and Administrative Expenses	17,121	20,431	39,854	40,504

Operating Income	6,307	13,506	5,607	23,066

Other Expense (Income)
Interest Expense	11,812	5,988	20,353	12,720
Debt Retirement Expenses	—	2,379	—	2,379
Other, Net	(202)	(296)	(481)	(1,146)

Other Expenses	11,610	8,071	19,872	13,953

(Loss) Income from Continuing Operations
Before Taxes	(5,303)	5,435	(14,265)	9,113
Income Taxes (Benefit)	(1,707)	2,071	(5,211)	3,446

(Loss) Income from Continuing Operations	(3,596)	3,364	(9,054)	5,667
Discontinued Operations, Net of Tax	(172)	291	(172)	303

Net (Loss) Income	$(3,768)	$3,655	$(9,226)	$5,970

Basic (Loss) Earnings Per Common Share:
(Loss) Income from continuing operations	$(0.28)	$0.27	$(0.71)	$0.45
(Loss) Income from discontinued operations, net of tax	(0.02)	0.02	(0.02)	0.02

Basic (Loss) Earnings Per Common Share	$(0.30)	$0.29	$(0.73)	$0.47

(Loss) Earnings Per Common Share — Assuming Dilution:
(Loss) Income from continuing operations	$(0.28)	$0.27	$(0.71)	$0.45
(Loss) Income from discontinued operations, net of tax	(0.02)	0.02	(0.02)	0.02

(Loss) Earnings Per Common Share — Assuming Dilution:	$(0.30)	$0.29	$(0.73)	$0.47

Weighted Average Shares Outstanding
Basic	12,712,985	12,619,346	12,700,403	12,569,478

Diluted	12,712,985	12,724,390	12,700,403	12,727,810

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN COMMERCIAL LINES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2009	2008
	(Unaudited)
	(In thousands, except shares and per share amounts)

ASSETS
Current Assets
Cash and Cash Equivalents	$1,914	$1,217
Accounts Receivable, Net	94,643	138,695
Inventory	60,042	69,635
Deferred Tax Asset	3,547	5,173
Assets Held for Sale	3,344	4,577
Prepaid and Other Current Assets	26,753	39,002

Total Current Assets	190,243	258,299
Properties, Net	539,972	554,580
Investment in Equity Investees	4,073	4,039
Other Assets	40,357	22,333

Total Assets	$774,645	$839,251

LIABILITIES
Current Liabilities
Accounts Payable	$40,098	$67,719
Accrued Payroll and Fringe Benefits	16,531	25,179
Deferred Revenue	13,798	13,986
Accrued Claims and Insurance Premiums	18,609	22,819
Accrued Interest	3,398	1,237
Current Portion of Long Term Debt	970	1,420
Customer Deposits	5,487	6,682
Other Liabilities	32,090	43,522

Total Current Liabilities	130,981	182,564
Long Term Debt	406,100	418,550
Pension and Post Retirement Liabilities	45,133	44,140
Deferred Tax Liability	29,696	30,389
Other Long Term Liabilities	4,541	4,899

Total Liabilities	616,451	680,542

STOCKHOLDERS’ EQUITY
Common stock; authorized 50,000,000 shares at $.01 par value; 15,891,120 and 15,813,746 shares issued and outstanding as of June 30 , 2009 and December 31, 2008, respectively	159	633
Treasury Stock 3,177,023 and 3,150,906 shares at June 30, 2009 and December 31, 2008, respectively	(313,278)	(312,886)
Other Capital	296,310	293,018
Retained Earnings	186,694	195,920
Accumulated Other Comprehensive Loss	(11,691)	(17,976)

Total Stockholders’ Equity	158,194	158,709

Total Liabilities and Stockholders’ Equity	$774,645	$839,251

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN COMMERCIAL LINES INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Months Ended June 30,
	2009	2008
	(Unaudited)
	(In thousands)

OPERATING ACTIVITIES
Net (Loss) Income	$(9,226)	$5,970
Adjustments to Reconcile Net (Loss) Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	27,274	26,134
Debt Retirement Costs	—	2,379
Debt Issuance Cost Amortization	4,720	440
Deferred Taxes	(4,929)	385
Gain on Property Dispositions	(2,312)	(284)
Contributions to Defined Benefit Plans	(300)	—
Share-Based Compensation	4,811	4,927
Other Operating Activities	553	130
Changes in Operating Assets and Liabilities:
Accounts Receivable	44,053	(3,336)
Inventory	10,430	(15,129)
Other Current Assets	13,886	(342)
Accounts Payable	(16,918)	(1,824)
Accrued Interest	2,161	1,329
Other Current Liabilities	(16,739)	21,840

Net Cash Provided by Operating Activities	57,464	42,619
INVESTING ACTIVITIES
Property Additions	(12,423)	(25,001)
Investment in Summit Contracting	—	(8,462)
Proceeds from Property Dispositions	4,161	803
Other Investing Activities	(1,655)	(204)

Net Cash Used in Investing Activities	(9,917)	(32,864)
FINANCING ACTIVITIES
Revolving Credit Facility (Repayments) Borrowings	(12,450)	6,000
Outstanding Checks	(10,701)	(4,395)
Debt Amendment Fees	(21,314)	(3,578)
Tax (Expense) Benefit of Share-Based Compensation	(1,993)	3,517
Exercise of Stock Options	—	995
Acquisition of Treasury Stock	(392)	(3,305)

Net Cash Used in Financing Activities	(46,850)	(766)
Net Increase in Cash and Cash Equivalents	697	8,989
Cash and Cash Equivalents at Beginning of Period	1,217	5,021

Cash and Cash Equivalents at End of Period	$1,914	$14,010

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN COMMERCIAL LINES INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

						Accumulated
						Other
	Common Stock		Treasury	Other	Retained	Comprehensive
	Shares	Amount	Stock	Capital	Earnings	Loss	Total
	(Unaudited)
	(Shares and dollars in thousands)

Balance at December 31, 2008	50,651	$633	$(312,886)	$293,018	$195,920	$(17,976)	$158,709
Reverse Stock Split	(37,988)	(477)	—	477	—	—	—
Amortization of Restricted Stock, Stock Options, Performance Shares and Restricted Stock Units	—	—	—	4,811	—	—	4,811
Tax (Expense) Benefit of Share-based Compensation	—	—	—	(1,993)	—	—	(1,993)
Issuance of Restricted Stock Units and Performances Shares	77	3	—	(3)	—	—	—
Acquisition of Treasury Stock	(26)	—	(392)	—	—	—	(392)
Comprehensive Income:
Net Loss	—	—	—	—	(9,226)	—	(9,226)
Unrealized gain on fuel swaps designated as cash flow hedging instrument, net of tax	—	—	—	—	—	6,286	6,286
Other	—	—	—	—	—	(1)	(1)

Total Comprehensive (Loss) Income	—	$—	$—	$—	$(9,226)	$6,285	$(2,941)

Balance at June 30, 2009	12,714	$159	$(313,278)	$296,310	$186,694	$(11,691)	$158,194

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

Derivative instruments are accounted for in accordance with Statement on Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended, which requires all financial derivative instruments to be recorded on the consolidated balance sheet at fair value.

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

In September 2006 the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The standard defines fair value as the price received to sell an asset or paid to transfer a liability in an orderly transaction between market participants (knowledgeable, independent, able, willing parties) at any measurement date. The standard assumes highest and best use defined from the perspective of a market participant. Transactions costs are excluded from fair value. The standard creates a hierarchy of fair value determination where Level 1 is active market quotes for identical assets, Level 2 is active market quotes for similar assets and Level 3 is for fair value determined through unobservable inputs. Fair value must account for risk (those inherent in the valuation process, risk that an obligation may not be fulfilled) and for any restriction on an asset if a market participant would consider in valuation. This Statement does not eliminate the practicability exceptions to fair value measurements in many other accounting pronouncements. Certain provisions of SFAS 157 became effective for the Company on January 1, 2008. The impact of adopting SFAS 157 did not have a significant impact on the Company’s 2008 financial statements. Certain requirements of SFAS 157 related to non-financial assets and liabilities were not required for the Company until January 1, 2009. Adoption of those requirements did not have a material impact on the Company in 2009.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, and amendment of FASB Statements No 87, 88, 106, and 132 (R) (“SFAS 158”). SFAS 158 requires plan sponsors of defined benefit pension and other postretirement benefit plans (collectively, “postretirement benefit plans”) to recognize the funded status of their postretirement benefit plans in the consolidated balance sheet, measure the fair value of plan assets and benefit obligations as of the date of the fiscal year-end consolidated balance sheet, and provide additional disclosures. Most of the provisions of SFAS 158 were previously adopted with the impacts as disclosed in previous filings. The last of SFAS 158’s provisions to become effective required the Company, beginning in 2008, to change the measurement date of its postretirement benefit plans to December 31, versus the September 30 measurement date used previously, was adopted as of January 1, 2008 resulting in a charge of $828 ($518 after-tax). This amount was recorded as an adjustment to retained earnings in January 2008.

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

In December 2007 the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS 161”) which requires expanded disclosure surrounding derivative instruments and hedging activities. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. This Statement was effective January 1, 2009 for the Company. We have adopted SFAS 161 and the revised disclosure requirements are included herein.

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

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes principles and requirements for subsequent events, specifying the period after the balance sheet date during which management of a reporting entity shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date. In the case of public entities the period is defined as the period up until the issuance of the financial statements. Subsequent events are of two types. The first type consists of events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements (that is, recognized subsequent events). The second type consists of events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date (that is, nonrecognized subsequent events). Other than the requirement to disclose the date through which subsequent events were considered the standard, has not significantly impact the Company’s financial statements. The statement was effective for fiscal periods ending after June 15, 2009 and has been adopted by the Company.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 removes the concept of a qualifying special-purpose entity from Statement 140 and removes the exception from applying FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, to qualifying special-purpose entities. SFAS 166 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. SFAS 166 is not expected to have a significant impact on the Company’s financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 addresses the potential impacts on the provisions and application of Interpretation 46(R) as a result of the elimination of the qualifying special-purpose entity concept in Statement 166. SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

periods within that first annual reporting period and for interim and annual reporting periods thereafter. Like SFAS 166, SFAS 167 is not expected to have a significant impact on the Company’s financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codificationtm and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 will become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this SFAS 168, the codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the codification will become nonauthoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Following this statement, the Board will not issue new standards in the form of statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates. The Board will not consider Accounting Standards Updates as authoritative in their own right. Accounting Standards Updates will serve only to update the codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the codification. This standard does not change existing standards except as to the designation of the GAAP hierarchy. SFAS 168 was also issued as an accounting standards update on June 30, 2009, incorporating in its entirety SFAS 168.

For further information, refer to the consolidated financial statements and footnotes thereto, included in the Company’s annual filing on Form 10-K, as amended, filed with the SEC for the year ended December 31, 2008.

Certain prior year amounts have been reclassified in these financial statements to conform to the current year presentation. These reclassifications had no impact on previously reported net income.

Note 2.	Stockholders’ Equity

As authorized by the Company’s shareholders at the annual meeting in May 2009 the Board of Directors declared a one-for-four reverse stock split effective May 26, 2009 for stockholders of record at the close of business on Monday, May 25, 2009. As a result of the reverse stock split, each four shares of common stock were combined into one share of common stock and the total number of shares of common stock outstanding (excluding treasury shares) were reduced from approximately 50.9 million shares to approximately 12.7 million shares. Share and per share data for all periods presented herein have been adjusted to reflect the impact of the reverse stock split.

Under the terms of the Company’s share-based compensation plans, shares of ACL Common Stock are acquired from time to time as a result of cashless exercises of share-based awards. Shares are acquired at market value and are equal to the statutory withholding taxes applicable at the time of exercise.

Accumulated other comprehensive (loss) income as of June 30, 2009 and December 31, 2008 consists of the following.

	June 30,	Dec. 31,
	2008	2008

Minimum pension liability, net of tax provision of $10,400 and $4,918, respectively	$(12,098)	$(12,098)
Minimum post retirement liability, net of tax provision of $171 and $385, respectively	1,646	1,646
Loss on fuel hedge, net of tax provision of $741 and $5,755, respectively	(1,239)	(7,524)

	$(11,691)	$(17,976)

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3.	Earnings Per Share

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

In the second quarter ended June 30, 2009, average outstanding stock options were 540,284, average outstanding restricted stock units were 366,793 and average outstanding performance share units were 77,960. Due to the net loss in the quarter and six months ended June 30, 2009, any potentially dilutive securities would be excluded from the computation as they would have an anti-dilutive impact.

Performance share units were issued to certain senior management personnel each year beginning in 2006. These units contain specific long-term performance-based criteria which must be met prior to the vesting of the awards. At the end of each period the cumulative performance against the long-term, performance-based criteria of each outstanding grant is separately evaluated based on performance-to-date applicable to each award to determine if the grant should be included in the computation of diluted earnings per share-based on probability of vesting. In addition, prior to the grant of performance share units in 2009, the Compensation Committee of the Board of Directors revised the methodology for payment which will allow for graded vesting of future grants. Under the new criteria no vesting occurs if performance against the established three-year target is below an 80% achievement level. Performance at 120% of the three-year target results in 100% vesting of the grant.

The weighted average number of shares used in computing basic and diluted earnings per common share from the net income as presented on the face of the condensed consolidated statements of operations are as follows.

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Weighted average common shares outstanding (used to calculate basic earnings per share)	12,712,985	12,619,346	12,700,403	12,569,478
Shares if all dilutive potential common shares outstanding during the period were exercised	—	105,044	—	158,332

Shares used to calculate diluted EPS	12,712,985	12,724,390	12,700,403	12,727,810

Note 4.	Debt

	June 30,	December 31,
	2009	2008

Revolving Credit Facility	$406,100	$418,550
Elliott Bay Note	300	750
Summit Contracting Note	670	670

Total Debt	407,070	419,970
Less Current Portion of Long Term Debt	970	1,420

Long Term Debt	$406,100	$418,550

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

On February 20, 2009, the Company signed an amendment (“Amendment No. 6”) to the existing credit facility extending the maturity to March 31, 2011. The extended facility initially provided a total of $475,000 in credit availability. The facility was set to reduce credit availability to $450,000 on December 31, 2009 and to $400,000 on December 31, 2010. Available liquidity under the Amendment No. 6 at June 30, 2009 was approximately $66 million. Fees for Amendment No. 6 totaled approximately $21,200. These fees were capitalized and are included in Other Assets in the June 30, 2009 condensed consolidated balance sheet and are being amortized over the life of the amended facility. Amendment No. 6 contained more stringent covenants as to fixed charge coverage and consolidated leverage ratio and placed limitations on annual capital expenditures. The facility initially bore interest at a LIBOR floor of 3% plus a 550 basis point spread. Per the agreement the spread rate was set to increase by 50 basis points every six months during the term of the agreement. The weighted average interest rate on the credit facility was 8.64% in the quarter ended June 30, 2009 and 7.21% for the six months ended June 30, 2009. As of June 30, 2009 and December 31, 2008, the Company was in compliance with all covenants.

On July 7, 2009 CBL, a direct wholly owned subsidiary of ACL, issued $200 million aggregate principal amount of 12 1/2% senior secured second lien notes due July 15, 2017 (“the Notes”). The issue price was 95.181% of the principal amount of the Notes. The Notes are guaranteed by ACL and by certain of CBL’s existing and future domestic subsidiaries. Simultaneously with CBL’s issuance of the notes, ACL closed a new four year $390 million senior secured first lien asset-based revolving credit facility (the “Credit Facility”) by CBL, ACL and certain other direct wholly owned subsidiaries of CBL. Proceeds from the Notes, together with borrowings under the Credit Facility, were used to repay ACL’s existing credit facility, to pay certain related transaction costs and expenses and for general corporate purposes.

The Elliott Bay note bears interest at 5.5% per annum and the remaining amount at June 30, 2009 is payable on final resolution of potential holdbacks expected to be resolved in less than one year. A payment of $450 was made on this note during the quarter ended March 31, 2009. The Summit Contracting note bears interest at 6.0% per annum and is payable on or before September 30, 2009. These notes were part of the consideration given in the purchase of the entities.

Note 5.	Inventory

Inventory is carried at the lower of cost (based on a weighted average method) or market and consists of the following.

	June 30,	December 31,
	2009	2008

Raw Materials	$9,523	$20,648
Work in Process	26,722	21,359
Parts and Supplies	23,797	27,628

	$60,042	$69,635

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6.	Income Taxes

ACL’s operating entities include three single member limited liability companies and one corporation that are owned by a corporate parent, which is subject to U.S. federal and state income taxes on a combined basis.

The effective tax rate on income from continuing operations before income taxes was 32.2% and 38.1% for the three months ended June 30, 2009 and 2008, respectively, and was 36.5% and 37.8% for the six months ended June 30, 2009 and 2008, respectively. These rates are the U.S. federal and state statutory rates after considering the deductibility of state income taxes. The lower rates in 2009 are due to the relative significance of permanent differences to pre-tax income (loss) in that year.

Note 7.	Employee Benefit Plans

A summary of the Company’s pension and post-retirement plan components follows.

	Quarter Ended		Six Month Ended
	June 30,		June 30,
	2009	2008	2009	2008

Pension Components:
Service cost	$1,313	$1,327	$2,626	$2,654
Interest cost	2,525	2,356	5,050	4,712
Expected return on plan assets	(3,138)	(2,971)	(6,276)	(5,942)
Amortization of unrecognized losses	13	14	26	28

Net periodic benefit cost	$713	$726	$1,426	$1,452

Post-retirement Components:
Service cost	$10	$27	$20	$54
Interest cost	123	136	246	272
Amortization of net gain	(108)	(61)	(216)	(122)

Net periodic benefit cost	$25	$102	$50	$204

As of January 1, 2008, ACL recorded a charge of $828 ($518 net of tax) to opening retained earnings for the conversion of the pension and post-retirement plan years from a September 30 measurement date to a December 31 measurement date as allowed by the transition provisions SFAS 158.

Note 8.	Business Segments

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

Management evaluates performance based on segment earnings, which is defined as operating income. The accounting policies of the reportable segments are consistent with those described in the summary of significant accounting policies described in the Company’s filing on Form 10-K, as amended, for the year ended December 31, 2008.

Intercompany sales are transferred, predominantly at cost. Whenever transfers are made at fair market value, intersegment profit is eliminated upon consolidation.

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reportable segments are business units that offer different products or services. The reportable segments are managed separately because they provide distinct products and services to internal and external customers.

	Reportable Segments		All Other	Intersegment
	Transportation	Manufacturing	Segments(1)	Eliminations	Total

Quarter ended June 30, 2009
Total revenue	$145,868	$78,987	$8,063	$(8,187)	$224,731
Intersegment revenues	87	8,071	29	(8,187)	—

Revenue from external customers	145,781	70,916	8,034	—	224,731
Operating expense
Materials, supplies and other	54,678	—	—	—	54,678
Rent	5,380	—	—	—	5,380
Labor and fringe benefits	27,090	—	—	—	27,090
Fuel	31,602	—	—	—	31,602
Depreciation and amortization	12,419	—	—	—	12,419
Taxes, other than income taxes	3,668	—	—	—	3,668
Gain on disposition of equipment	(193)	—	—	—	(193)
Cost of goods sold	—	59,889	6,770	—	66,659

Total cost of sales	134,644	59,889	6,770	—	201,303
Selling, general & administrative	14,354	483	2,284	—	17,121

Total operating expenses	148,998	60,372	9,054	—	218,424

Operating (loss) income	$(3,217)	$10,544	$(1,020)	$—	$6,307

	Reportable Segments		All Other	Intersegment
	Transportation	Manufacturing	Segments(1)	Eliminations	Total

Quarter ended June 30, 2008
Total revenue	$217,527	$96,104	$10,161	$(1,098)	$322,694
Intersegment revenues	340	495	263	(1,098)	—

Revenue from external customers	217,187	95,609	9,898	—	322,694
Operating expense
Materials, supplies and other	77,392	—	—	—	77,392
Rent	5,731	—	—	—	5,731
Labor and fringe benefits	28,988	—	—	—	28,988
Fuel	65,270	—	—	—	65,270
Depreciation and amortization	12,232	—	—	—	12,232
Taxes, other than income taxes	3,765	—	—	—	3,765
Gain on disposition of equipment	75	—	—	—	75
Cost of goods sold	—	88,059	7,245	—	95,304

Total cost of sales	193,453	88,059	7,245	—	288,757
Selling, general & administrative	17,020	872	2,539	—	20,431

Total operating expenses	210,473	88,931	9,784	—	309,188

Operating income	$6,714	$6,678	$114	$—	$13,506

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Reportable Segments		All Other	Intersegment
	Transportation	Manufacturing	Segments(1)	Eliminations	Total

Six Months ended June 30, 2009
Total revenue	$301,458	$115,855	$14,222	$(9,995)	$421,540
Intersegment revenues	190	9,705	100	(9,995)	—

Revenue from external customers	301,268	106,150	14,122	—	421,540
Operating expense
Materials, supplies and other	111,501	—	—	—	111,501
Rent	10,955	—	—	—	10,955
Labor and fringe benefits	58,243	—	—	—	58,243
Fuel	63,918	—	—	—	63,918
Depreciation and amortization	24,554	—	—	—	24,554
Taxes, other than income taxes	7,179	—	—	—	7,179
Gain on disposition of equipment	(2,297)	—	—	—	(2,297)
Cost of goods sold	—	90,325	11,701	—	102,026

Total cost of sales	274,053	90,325	11,701	—	376,079
Selling, general & administrative	33,789	1,155	4,910	—	39,854

Total operating expenses	307,842	91,480	16,611	—	415,933

Operating (loss) income	$(6,574)	$14,670	$(2,489)	$—	$5,607

	Reportable Segments		All Other	Intersegment
	Transportation	Manufacturing	Segments(1)	Eliminations	Total

Six Months ended June 30, 2008
Total revenue	$422,464	$160,657	$12,091	$(2,002)	$593,210
Intersegment revenues	456	986	560	(2,002)	—

Revenue from external customers	422,008	159,671	11,531	—	593,210
Operating expense
Materials, supplies and other	154,819	—	—	—	154,819
Rent	11,936	—	—	—	11,936
Labor and fringe benefits	56,037	—	—	—	56,037
Fuel	119,510	—	—	—	119,510
Depreciation and amortization	24,139	—	—	—	24,139
Taxes, other than income taxes	7,909	—	—	—	7,909
Gain on disposition of equipment	(284)	—	—	—	(284)
Cost of goods sold	—	147,904	7,670	—	155,574

Total cost of sales	374,066	147,904	7,670	—	529,640
Selling, general & administrative	34,840	1,760	3,904	—	40,504

Total operating expenses	408,906	149,664	11,574	—	570,144

Operating income (loss)	$13,102	$10,007	$(43)	$—	$23,066

(1)	Financial data for segments below the reporting thresholds is attributable to segments that provide naval architectural and design, civil construction and environmental consulting services.

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9.	Financial Instruments and Risk Management

ACL has fuel price risk not covered by contract escalation clauses, for certain legacy contracts which contain fuel escalation clauses which do not fully recover increases in fuel and in time periods from the date of price changes until the next monthly or quarterly contract reset. From time to time ACL has utilized derivative instruments to manage volatility in addition to contracted rate adjustment clauses. Most recently, beginning in December 2007 the Company began entering into fuel price swaps with commercial banks. In the quarter and six months ended June 30, 2009 settlements occurred on contracts for 3,470,000 gallons and 6,265,000 gallons, respectively. For the same periods net losses of $4,961 and $9,818, respectively, were recorded as an increase to fuel expense, a component of cost of sales, as the fuel was used. These derivative instruments have been designated and accounted for as cash flow hedges, and to the extent of their effectiveness, changes in fair value of the hedged instrument will be accounted for through other comprehensive income until the fuel hedged is used at which time the gain or loss on the hedge instruments will be recorded as fuel expense (cost of sales). Hedge ineffectiveness is expensed as incurred. Hedge ineffectiveness was not significant in the second quarter or in the six month period ended June 30, 2009.

		Fair Value of
		Measurements at
		Reporting Date Using
		Markets for Identical
Description	6/30/2009	Assets (Level 1)

Fuel Price Swaps	$(1,980)	$(1,980)

At June 30, 2009, the $1,980 obligation representing the fair value of the fuel price swaps is recorded as a current liability and as a net of tax deferred loss in other comprehensive income in the condensed consolidated balance sheet less hedge ineffectiveness. The fair value of the fuel price swaps is based on quoted market prices. The fuel price swap contracts extend through 2010.

The Company also has an agreement with one commercial bank to pay cash collateral in increments of $100 when there is a loss exposure. At June 30, 2009, ACL had advanced $800 in cash collateral which is recorded in prepaid and other current assets in the condensed consolidated balance sheet. The cash collateral was required for $718 of fuel price swaps under this arrangement at June 30, 2009. None of the Company’s other counter-parties require cash collateral at this time.

	Gallons	Dollars

Fuel Price Swaps at December 31, 2008	10,175	$13,279
1st Quarter 2009 Fuel Hedge Expense	(2,795)	(4,857)
1st Quarter 2009 Changes	2,975	1,147
2nd Quarter 2009 Fuel Hedge Expense	(3,470)	(4,961)
2nd Quarter 2009 Changes	1,530	(2,628)

Fuel Price Swaps at June 30, 2009	8,415	$1,980

Note 10.	Acquisition and Dispositions

On May 15, 2007, the Company acquired 3,000 convertible preferred units of Evansville, Indiana-based Summit Contracting, LLC (“Summit”) for $6,132. Acquisition costs of $67 related to this transaction were capitalized during the third and fourth quarters of 2007. The preferred units had a cumulative annual distribution of 8% per annum. The Summit investment was carried at cost and included in other assets on the consolidated balance sheet at December 31, 2007. The cumulative annual distribution was accrued ratably over the year until conversion to common units on April 1, 2008. On March 31, 2008, ACL made a deposit of $8,462 to enable the purchase of the remaining interest in Summit Contracting, LLC with an effective date of April 1, 2008. The consideration consisted of the $6,199 initial investment, the $8,462 cash deposit, a $700 note payable in 2009 and $3,109 in liabilities

16.1

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As to dispositions of assets, one boat identified as held for sale during 2007 was returned to service in the second quarter of 2009 at the lower of the carrying value or depreciated value through June 2009 as marketing efforts have ceased on this vessel.

Seven additional boats were identified as assets held for sale in the second quarter 2008. Based on market conditions at that time, five of these boats had a current market value less than their respective carrying value. An impairment charge of $430 was recorded in transportation segment cost of sales in the second quarter 2008 to reflect reduction to estimated fair value. No further adjustments to estimated fair value have been warranted. During the second and third quarters of 2008, five of the boats were sold at a gain of $902 which is included in the transportation segment cost of sales. Efforts to market an additional nine boats began in the fourth quarter 2008 and resulted in two sales in the first quarter of 2009. At June 30, 2009 a total of nine boats continue to be marketed and are reported as “Assets Held for Sale” on the condensed consolidated balance sheet.

Note 11.	Exit Activities

On March 4, 2009 ACL announced several cost reduction initiatives. A reduction in force affecting approximately 15% of the Company’s land-based salaried headcount was completed in March 2009. An accrual of $1,852 for estimated separation costs including severance pay, accrued vacation and share-based compensation accelerations was recorded as a component of selling, general and administrative expense in the quarter ended March 31, 2009. Each affected employee received their separation pay in equal bi-weekly installments. The number of weeks paid to each employee was determined based on tenure with the Company. At June 30, 2009 the remaining liability was insignificant. Also in March 2009 the Company consolidated the majority of the activities that had been performed at the ACL sales office in Houston, Texas to the Jeffersonville, Indiana headquarters office. The consolidation will cost an estimated $2,130 representing the expected non-cash write-off of leasehold improvements and the estimated net lease exposure related to the former facility which closed in March 2009. During the quarter ended June 30, 2009 the accrual for the estimated net lease exposure was increased by approximately $200 based on revision of our estimate of the time to sub-lease the space. Both of these charges are recorded in the transportation segment’s selling, general and administrative expense in the condensed consolidated statements of operations for the six months ended June 30, 2009. Only the increase in estimated lease exposure impacted the current quarter.

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12.	Contingencies

A number of legal actions are pending against ACL in which claims are made in substantial amounts. While the ultimate results of pending litigation cannot be predicted with certainty, management does not currently expect that resolution of these matters will have a material adverse effect on ACL’s consolidated statements of operationss, balance sheets and cash flows.

On July 23, 2008, a tank barge owned by American Commercial Lines LLC, an indirect wholly-owned subsidiary of the Company, that was being towed by DRD Towing Company, L.L.C., of Harvey, LA, an independent towing contractor was involved in a collision with the motor vessel Tintomara at Mile Marker 97 of the Mississippi River in the New Orleans area. While the Company believes it has satisfactory insurance coverage, when combined with other legal remedies, for the cost of the cleanup operations as well as other potential liabilities arising from the incident and defense costs, there can be no assurance that the actual costs will not exceed the amount of available insurance or that the insurance companies will continue to fund the liabilities and defense costs. The Company paid $850 in retention amounts under our insurance policies in the third quarter of 2008. If our insurance companies refuse to continue to fund the liabilities and defense costs associated with the claims, the Company may have to pay such expenses and seek reimbursement from the insurance companies. Given the preliminary stage of the litigation, the Company is unable to determine the amount of loss, if any, the Company will incur and the impact, if any, the incident and related litigation will have on the financial condition or results of operations of the Company.

As of June 30, 2009 the Company was involved in several matters relating to the investigation or remediation of locations where hazardous materials have or might have been released or where the Company or our vendors have arranged for the disposal of wastes. These matters include situations in which the Company has been named or is believed to be a potentially responsible party (“PRP”) under applicable federal and state laws. The Company has approximately $80 accrued for potential costs related to these matters.

At June 30, 2009, approximately 1,105 employees of the Company’s manufacturing segment were represented by a labor union under a contract that expires in April 2010.

At June 30, 2009, approximately 25 positions at ACL Transportation Services LLC’s terminal operations in St. Louis, Missouri, are represented by the International Union of United Mine Workers of America, District 12-Local 2452 (“UMW”), under a collective bargaining agreement that expires December 2010, having been signed on July 16, 2008.

We have asserted substantial contractual claims for under utilization of barge affreightment under contracts requiring minimum shipment volumes by a customer. The customer has notified us that they are disputing the claims. We have not recognized in revenue and accounts receivable the amounts of the asserted claims, due to their disputed nature, though we believe them to be valid contractual claims.

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

Note 13.	Share-based Compensation

During the quarter ended June 30, 2009 there were no share-based awards issued. During the six months ended June 30, 2009 the following share-based awards were issued to directors and employees under the American Commercial Lines Inc. 2008 Omnibus Stock Incentive Plan (“Stock Incentive Plan”): stock options for 314,091shares with an average strike price of $9.96, 284,702 restricted stock units and 78,076 performance shares. The terms of all of the awards were essentially the same as prior grants under the Stock Incentive Plan and the American Commercial Lines Equity Award Plan for Employees, Officers and Directors (“Equity Award Plan”)

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and the American Commercial Lines 2005 Stock Incentive Plan (collectively, “the Plans”). The fair value of the restricted stock units and performance shares was $9.96, the closing price on the date of grant. Stock option grant date fair values are determined at the dates of grant using a Black-Scholes option pricing model, a closed-form fair value model, based on market prices at the date of grant. The dividend yield, weighted average risk-free interest rate, expected term and volatility were respectively 0.0%, 2.2%, 6 years, and 69.0% for the majority of the issued options. Certain options issued to the Board have a slightly shorter expected term. Options granted had a computed average fair value of $6.18 per option. During the quarter ended June 30, 2009, 622 previously granted performance shares and 2,915 restricted stock units vested and no stock options were exercised. During the six months ended June 30, 2009, 1,357 previously granted performance shares and 75,787 restricted stock units vested and no stock options were exercised.

Note 14.	Subsequent Event

Subsequent events through August 7, 2009 were considered in these financial statements.

On July 7, 2009 CBL, a direct wholly owned subsidiary of ACL, issued $200 million aggregate principal amount of 12 1/2% senior secured second lien notes due July 15, 2017 (the “Notes”). The issue price was 95.181% of the principal amount of the Notes. The Notes are guaranteed by ACL and by certain of CBL’s existing and future domestic subsidiaries. Simultaneously with CBL’s issuance of the notes, ACL closed a new four year $390 million senior secured first lien asset-based revolving credit facility (the “Credit Facility”) by CBL, ACL and certain other direct wholly owned subsidiaries of CBL. Proceeds from the Notes, together with borrowings under the Credit Facility, were used to repay ACL’s existing credit facility, to pay certain related transaction costs and expenses and for general corporate purposes.

The Notes were offered in accordance with Rule 144A under the Securities Act of 1933, as amended, to purchasers in the United States and in accordance with Regulation S under the Securities Act to purchasers outside of the United States. The Notes have not been registered under the Securities Act, and the Notes may not be offered or sold absent registration or an applicable exemption from registration.

In the third quarter of 2009, the Company will write-off $17,637 representing the unamortized balance of debt issuance costs related to the prior revolving credit facility.

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

Results of Operations.  This section provides an analysis of the Company’s results of operations for the three and six months ended June 30, 2009 compared to the results of operations for the three and six months ended June 30, 2008.

Liquidity and Capital Resources.  This section provides an overview of the Company’s sources of liquidity, a discussion of the Company’s debt that existed as of June 30, 2009 and an analysis of the Company’s cash flows for the six months ended June 30, 2009 and June 30, 2008.

Changes in Accounting Standards.  This section describes certain changes in accounting and reporting standards applicable to the Company.

Critical Accounting Policies.  This section describes any significant changes in accounting policies that are considered important to the Company’s financial condition and results of operations, require significant judgment and require estimates on the part of management in application from those previously described in the Company’s filing on Form 10-K, as amended, for the year ended December 31, 2008. The Company’s significant accounting policies include those considered to be critical accounting policies.

Quantitative and Qualitative Disclosures about Market Risk.  This section discusses our analysis of significant changes in exposure to potential losses arising from adverse changes in fuel prices and interest rates since our filing on Form 10-K, as amended, for the fiscal year ended December 31, 2008.

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

During the second quarter of 2008, we acquired the remaining ownership interests of Summit Contracting, LLC (“Summit”). We had previously made an investment equal to 30% ownership in this entity in May 2007. Summit provides environmental and construction services to a variety of customers. We also own Elliot Bay Design Group, a naval architecture and marine engineering firm, which continues to provide architecture, engineering and production support to its many customers in the commercial marine industry including Jeffboat. The combined operations of Summit and Elliot Bay Design Group are substantially smaller than either the transportation or manufacturing segment.

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

The demand for dry cargo freight on the Inland Waterways is driven by the production volumes of dry bulk commodities transported by barge, as well as the attractiveness of barging as a means of freight transportation. Historically, the major drivers of demand for dry cargo freight are coal for domestic utility companies, industrial and coke producers and export markets; construction commodities such as cement, limestone, sand and gravel; and coarse grain, such as corn and soybeans, for export markets. Other commodity drivers include products used in the manufacturing of steel, finished and partially-finished steel products, ores, salt, gypsum, fertilizer and forest products. The demand for our liquid freight is driven by bulk chemicals used in domestic production, including styrene, methanol, ethylene glycol, propylene oxide, caustic soda and other products. It is also affected by the demand for clean petroleum products and agricultural-related products such as ethanol, edible oils, bio-diesel and molasses.

Freight rates in both the dry and liquid freight markets are a function of the relationship between the amount of freight demand for these commodities and the number of barges available to load freight. We believe that the current supply/demand relationship for dry cargo freight indicates that the improvements in market freight rates obtained in the last several years should be sustained into the near term as Informa’s 2008 forecast indicates that the existing dry fleet will expand by only approximately 5% through 2012 due to significant retirements of older barges, although the current economic crisis could impact this expectation. If the projected increase occurs the industry dry fleet size would remain more than 6% lower than its peak in 1998. Certain spot rate contracts, particularly for grain, are subject to significant seasonal and other fluctuations. Trends in our liquid and bulk commodity markets have been significantly impacted by the current recession. We are uncertain as to the extent and timing of a recovery in these markets which are key to improvement in our profitability. We continue to pursue currently available volume, with the most success in our grain and coal markets, focusing on productivity, prudent capital investment and cost control to enable us to be ready to capitalize on market demand shifts. We continue to believe that barge transportation remains the lowest cost, most ecologically friendly provider of domestic transportation. We continue to provide quality services to our existing customers and to seek new customers, particularly modal conversions which offer the significant cost advantage of barge transportation for commodities currently being transported primarily by rail and truck.

For purposes of industry analysis, the commodities transported in the Inland Waterways can be broadly divided into four categories: grain, coal, liquids and bulk cargoes. Using these broad cargo categories the following graph depicts the total millions of tons shipped through the Inland Waterways for the quarters and six months ended June 30, 2009 and June 30, 2008 by all carriers according to the US Army Corps of Engineers (the “Corps”) Waterborne Commerce Statistics Center data. The Corps does not estimate ton-miles, which we believe is a more complete volume metric. Note that the most recent periods are typically estimated for the Corps’ purposes by lockmasters and retroactively adjusted as shipper data is received.

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

Consolidated Financial Overview

For the quarters ended June 30, 2009 and June 30, 2008 the Company had a net loss of $3.8 million compared to net income of $3.7 million. For the six months ended June 30, 2009 and June 30, 2008 the Company had a net loss $9.2 million compared to net income of $6.0 million.

The following table displays the change in net income, separately enumerating certain individually significant drivers of the changes in the periods presented.

	Quarter Ended		Quarter Ended		Year Ended
	March 31,		June 30,		December 31,
	2009	2008	2009	2008	2008	2007	2006

Reduction in force charges	$(1.9)	$(1.2)	$(0.3)	$(0.8)	$(1.9)	$—	$—
Houston office closure charges	(2.1)	—	(0.2)	—	—	—	—
Charges for customer bankruptcy	(0.7)	—	—	—	(0.5)	—	—
Jeffboat inventory valuation adjustment	—	—	—	—	—	(3.3)	—
Refinancing cost write-off	—	—	—	—	(1.5)	—	—
Insurance deductible major spill	—	—	—	—	(0.9)	—	—
Interest expense	(8.5)	(6.7)	(11.8)	(6.0)	(26.9)	(20.6)	(18.4)
Debt retirement expenses	—	—	—	(2.4)	(2.4)	(23.9)	(1.4)
Professional Services operating profit	(1.5)	(0.2)	(1.0)	0.1	(0.1)	0.2	—
Acquired goodwill impairment charge	—	—	—	—	(1.1)	—	—
Pension buy-out reversal		2.1	—	—	2.1	(2.1)	—
All other operating results	5.7	9.7	8.0	14.5	108.0	115.9	156.2

(Loss) income from continuing operations before income tax and discontinued operations	$(9.0)	$3.7	$(5.3)	$5.4	$74.9	$66.2	$136.4

Income taxes (benefit)	(3.5)	1.4	(1.7)	2.0	27.3	21.9	49.8

Net (loss) income before discontinued operations	$(5.5)	$2.3	$(3.6)	$3.4	$47.5	$44.4	$86.6

Discontinued operations, net of tax	—	—	(0.2)	0.3	0.5	—	5.7

Net (loss) income	$(5.5)	$2.3	$(3.8)	$3.7	$48.0	$44.4	$92.3

Note: Schedules may not foot due to rounding

Quarter and Six Months ended June 30, 2009 compared to Quarter and Six Months ended June 30, 2008

In the quarter and six months ended June 30, 2009 the Company’s income (loss) from continuing operations before income taxes and discontinued operations decreased by $10.7 million and $23.4 million, respectively to losses of $5.3 million and $14.3 million.

The decline in (loss) income from continuing operations before income taxes and discontinued operations both for the quarter and six month period ended June 30, 2009 resulted primarily from the decline in operating margin in our transportation and services businesses which more than offset stronger operating performance in our manufacturing segment. Additionally, the comparable periods were impacted by the higher cost of debt in the 2009 quarter and six month period ended June 30, 2009, which drove $5.8 million and $7.6 million of the decline respectively. Our higher cost of debt under our credit facility which was amended in the first quarter of 2009 was entirely rate driven as we had lower average outstanding debt during the quarter and six months ended June 30, 2009 compared to the prior year periods. The current year charge related to the bankruptcy of one of our liquids customers and the higher current year costs of reductions in force and office closure costs negatively impacted the six month period ended June 30, 2009 comparatives, as did the pension buy out reversal in the first quarter of the prior year.

Debt retirement expenses of $2.4 million were incurred in the prior year second quarter and six months ended June 30, 2008.

Though our total ton-miles were up 0.6% quarter-over-quarter, they remained down 5.2% over the prior year’s first six months. The increase in ton-mile volume in the quarter was due to almost a 100% increase in grain ton-miles. For the six month period ended June 30, 2009 grain ton-miles are up 49.2% and coal/energy is up 8%. Both of these commodities are typically shipped at lower margins than steel, metals and liquid cargoes. This mix shift and the 31% and 18% declines in grain pricing for the quarter and six months ended June 30, 2009 drove a decline in the total portfolio fuel-neutral price of 29.2% and 22.4% for the quarter and six months ended June 30, 2009 respectively. The non-grain volume/mix change drove approximately $17.5 million and $35.1 million of the decline in operating margin in the transportation segment for the quarter and year-to-date periods ended June 30, 2009 respectively. Grain volume/price/mix in the quarter drove a $2.8 million decline in transportation operating margin. For the six months ended June 30, 2009, due to higher first quarter grain tariff pricing, grain volume/price mix drove a $2.8 million increase in transportation operating margin. Grain volume/price/mix excludes the impact of improved boat productivity and the impact of $12.3 million and $16.2 million in benefit of lower fuel pricing for the quarter and six month period ended June 30, 2009 respectively. Demand for north-bound backhauls of steel, cement and other industrial products for the manufacturing and construction industries remained extremely soft in the second quarter which caused a significantly higher number of empty barge movements than in the prior year. We estimate that this incremental cost was $7.6 million for the quarter and $13.5 million for the six month period ended June 30, 2009. Boat productivity, resulting from moving more ton-miles with fewer boats and barges, higher average loaded weights and more favorable operating conditions, improved by $16.8 million and $27.1 million in the quarter and six month period ended June 30, 2009, respectively, but failed to offset the negative impact of commodity mix, lower grain pricing and incremental empty relocation. Selling, general and administrative expenses (“SG&A”) for the transportation segment were $2.7 million and $1.1 million favorable to the prior year quarter and six month period ended June 30, 2009, respectively. The six month period ended June 30, 2009 favorability was achieved while absorbing the $2.5 million of higher charges for personnel and infrastructure cost reduction actions implemented in the first quarter of 2009 compared to 2008 and $0.7 million related to a customer’s bankruptcy filing.

The manufacturing segment, driven by an improved mix of higher margin barges sold, continued labor productivity improvement on brown-water barges, steel productivity and safe operations produced an operating profit increase quarter of $3.9 million in the quarter and $4.7 million in the six month period ended June 30, 2009.

For the quarter and six months ended June 30, 2009 EBITDA was $20.2 million and $33.3 million compared to $27.7 million and $50.7 million, respectively in the same period of the prior year. EBITDA as a percent of revenue was 9.0% in the second quarter compared to 8.6% in the prior year quarter. EBITDA as a percent of revenue was 7.9% in the six months ended June 30, 2009 compared to 8.6% in the similar period of the prior year. See the table at the end of this Consolidated Financial Overview and Selected Financial Data for a definition of EBITDA and a reconciliation of EBITDA to consolidated net income.

During the six months ended June 30, 2009, $13.4 million of capital expenditures was attributable to work-in-process related to new liquid tank barges begun in 2008 for use by the transportation segment, boat and barge maintenance, improvements to the shipyard and software.

Quarter ended March 31, 2009 compared to Quarter ended March 31, 2008*

In the quarter ended March 31, 2009 the Company’s income (loss) from continuing operations before income taxes and discontinued operations decreased by $12.7 million to a loss of $9.0 million.

The decline in (loss) income from continuing operations before income taxes and discontinued operations in the quarter ended March 31, 2009 resulted primarily from the impact that the recession has had on our business performance. Our total ton-miles were down 10.7% over the prior year’s first quarter, consistent with barge industry

      * These sections conform and supplement the explanations in the Consolidated Financial Overview sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations as previously reported in our 10-Q for the quarter ended March 31, 2009 and our Form 10-K, as amended, for the year ended December 31, 2008 to enhance the clarity and understanding of changes in our GAAP results.

volume declines estimated by the Corps. Additionally, our profitability in the first quarter of 2009 was negatively impacted by the charges associated with personnel and infrastructure actions we took in the quarter, and by the Chapter 11 bankruptcy of one of our liquids customers. Also, the first quarter is traditionally slow in our professional services companies, especially in our environmental and civil engineering company which we did not own in the prior year’s first quarter and therefore was not consolidated in the first quarter of 2008. Our higher cost of debt under our credit facility, which was amended in the first quarter of 2009, also negatively impacted earnings, despite lower average outstanding debt during the quarter.

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

Year ended December 31, 2008 compared to Year ended December 31, 2007*

In 2008 the Company’s income (loss) from continuing operations before income taxes and discontinued operations increased by $8.7 million or 13.1% to $74.9 million.

The increase in (loss) income from continuing operations before income taxes and discontinued operations in the year ended December 31, 2008 resulted primarily from lower debt retirement expenses when compared to December 31, 2007, and $2.0 million higher manufacturing operating margin, partially offset by $6.3 million in higher interest costs and an $8.1 million lower transportation operating margin.

Debt retirement expenses in 2008 resulted from the second quarter amendment of the Company’s credit facility. Debt retirement expenses in 2007 were incurred on both the retirement of the asset-based revolver in the second quarter and on the retirement of the Company’s 9 1/2% Senior Notes in the first quarter of that year. The $6.3 million in higher interest costs was due to higher average outstanding balances in 2008.

Lower transportation margins resulted primarily from $28 million in wage and non-fuel cost inflation, almost $17 million from lower ton-mile volume, approximately $16 million in lower boat productivity due to the

      * These sections conform and supplement the explanations in the Consolidated Financial Overview sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations as previously reported in our 10-Q for the quarter ended March 31, 2009 and our Form 10-K, as amended, for the year ended December 31, 2008 to enhance the clarity and understanding of changes in our GAAP results.

significant increase in idle barge days in 2008 compared to 2007, $8 million higher target-based incentive compensation accruals, $1 million in unrecovered fuel inflation, $2 million in costs of reductions in force and a $1 million insurance deductible related to the July oil spill. Higher pricing and rates of almost $60 million and $4 million higher scrapping income partially offset the aforementioned higher costs. Transportation cost inflation related to the higher outside fleeting, shifting and towing expenses, higher salaries and wages, higher insurance deductibles, claims adjustments driven by hurricane, flood and ice damage and lower gains on disposal of assets. Transportation segment operating margins were also impacted by certain items which did not occur, or occurred in substantially different amounts in the prior year. These items are enumerated in the table above and separately described as follows. In 2008, $1.9 million in costs of reductions in force occurred compared to no such costs in 2007. The transportation segment also incurred the full incident insurance deductible related to an oil spill of $0.9 million in 2008 but experienced no comparable amounts during 2007. The $1.5 million refinancing cost write-off in 2008 related to refinancing costs incurred in 2008, other than those related to the Company’s successful February 2009 extension of its credit facility, which were capitalized and amortized over the life of the refinanced debt. The $2.1 million multi-employer pension expense buy-out was recorded in 2007 based on management’s commitment to that action. The accrual for those expenses was reversed in 2008 as a result of a negotiated agreement with the union.

Lower manufacturing margins resulted primarily from inefficiency associated with the higher engineering costs and construction inefficiency related to a single significant special vessel as the shipyard has continued to improve its hours per ton of steel on the brown-water dry cargo and liquid tank barge lines. In addition, the manufacturing segment incurred a negative inventory valuation adjustment in 2007 of $3.3 million which was not repeated in 2008.

In 2008, in its other segments, the Company realized an acquired goodwill impairment charge that resulted primarily from the increase in the Company’s higher weighted average cost of capital utilized to discount projected cash flows of certain acquired subsidiaries acquired in prior years, resulting in an excess of carrying value over the estimated fair value for certain operations that were carrying goodwill.

Year ended December 31, 2007 compared to December 31, 2006*

In 2007 the Company’s income (loss) from continuing operations before income taxes and discontinued operations decreased by $70.2 million or 51.5% to $66.2 million.

In 2007, debt retirement expenses of $23.9 million were incurred on both the retirement of the asset-based revolver in the second quarter and on the retirement of the Company’s 9.5% Senior Notes in the first quarter. In 2006 debt retirement expenses of $1.4 million were incurred. This drove $22.5 million of the pre-tax year-over-year decline. Also, during the second and third quarters of 2007, the Company substantially increased its leverage by purchasing $300 million of its common stock in the open market. This represented almost 20% of the previously outstanding shares of our common stock. The acquisition was funded with proceeds from borrowing under the Company’s then-existing $600 million revolving credit facility, driving higher outstanding debt balances which led to an increase in interest expense of $2.2 million year-over-year. Other income declined by $1.3 million year-over-year on lower gains on disposal of assets.

The remaining decline in pre-tax results in 2007 was primarily driven by a decline in operating margin. The $44.1 million lower transportation margins resulted from cost inflation in excess of revenue growth. Cost inflation related to the increases in the number of vessel employees; fuel costs, particularly during the fourth quarter; vessel repair costs; and selling, general and administrative expenses. These costs were partially offset by higher scrapping income and gains from the disposal of assets and improved barging productivity. Transportation margins were also impacted by the expense associated with the withdrawal from the multi-employer pension plan pertaining to certain represented terminal employees.

      * These sections conform and supplement the explanations in the Consolidated Financial Overview sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations as previously reported in our 10-Q for the quarter ended March 31, 2009 and our Form 10-K, as amended, for the year ended December 31, 2008 to enhance the clarity and understanding of changes in our GAAP results.

Operating income in the manufacturing segment was flat, but lower as a percent of segment revenue. Lower manufacturing margins resulted primarily from inefficiency associated with the 28.3% increase in the number of barges produced and higher labor rates associated with the new contract for represented employees, but was also impacted by a negative inventory valuation adjustment in 2007 of $3.3 million. No such adjustment was required in 2006.

In addition to the drivers of the change in income (loss) from continuing operations before income taxes and discontinued operations, during the year ended December 31, 2006, the Company’s former international operations (including the after-tax gain of approximately $4.8 million on the sale of its Venezuelan operations) contributed $5.7 million, net of tax to net income in that year. This contribution to net income is recorded in discontinued operations in the consolidated statements of operations. Due to the discontinuance of the international operations this after-tax benefit was not repeated in 2007.

Segment discussion — Quarter and Six Months ended June 30, 2009 compared to Quarter and Six Months ended June 30, 2008

Transportation

Affreightment contracts comprised approximately 69% of the Company’s transportation segment total revenues for the quarters and six month periods ended June 30, 2009 and 2008. Under such contracts our customers engage us to move cargo for a per ton rate from an origin point to a destination point along the Inland Waterways on the Company’s barges, pushed primarily by the Company’s towboats. Affreightment contracts include both term and spot market arrangements. The Company is responsible for tracking and reporting the tonnages moved under such contracts.

The remaining segment revenue of approximately 31% (“non-affreightment revenues”) was generated either by demurrage charges related to affreightment contracts or by one of three other distinct contractual arrangements with customers: charter/day rate contracts, outside towing contracts, or other marine services contracts. Transportation services revenue for each contract type is summarized in the key operating statistics table that follows.

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

Comparatively, on average, 38 less liquid tank barges in the second quarter 2009 and 31 less liquid tank barges in the six months ended June 30, 2009 were serving customers under charter/day rate contracts when compared to the same periods of 2008. This decrease in the number of barges drove charter and day rate revenue down approximately 14.5% in the quarter and six months ended June 30, 2009 over the comparable periods of the prior year. Additionally, the decrease in barges in charter/day rate service increases the number of barges available for affreightment service. Combined with the decrease in spot liquid barge demand in the quarter, this shift to affreightment drove much of the decline in ton-miles per average affreightment barge-day in the quarter.

Revenues per average barge operated decreased 28.4% in the second quarter 2009 over their second quarter 2008 level. Approximately 71% of the decrease was due to lower affreightment revenue and the remainder was due to lower non-affreightment revenue. Almost 80% of the lower affreightment revenue per barge resulted from lower effective volume/price/mix with the remainder attributable to fuel price de-escalation in the quarter. On a fuel neutral basis overall ton-mile rates decreased by 29.2% quarter over quarter and 22.4% six months-over-six months. Non-grain fuel prices related to affreightment term contracts actually decreased more rapidly than our fuel price de-escalations benefiting operating profit in the quarter by approximately $3.2 million and for the six month period by approximately $5.4 million. Prices also declined on fuel associated with grain moves by approximately $12.3 million and $16.2 million in the quarter and six months ended June 30, 2009, respectively. Fuel consumption was down compared to the prior year quarter as we moved more ton-miles with a smaller active fleet of boats and barges in the second quarter. The average price per gallon for fuel decreased almost 46% to $1.86 per gallon in the quarter and by more than 38% for the six months ended June 30, 2009 to $1.92 per gallon.

Key operating statistics regarding our transportation segment are summarized in the following table.

Key operating statistics

	Three	% Change to	Six	% Change to
	Months Ended	Prior Year Quarter	Months Ended	Prior Year YTD
	June 30, 2009	Increase (Decrease)	June 30, 2009	Increase (Decrease)

Ton-miles (000’s):
Total dry	8,493,089	8.9%	16,290,165	2.3%
Total liquid	432,240	(38.9)%	834,985	(43.2)%

Total affreightment ton-miles	8,925,329	4.9%	17,125,150	(1.5)%
Total non-affreightment ton-miles	769,764	(32.2)%	1,519,448	(33.4)%

Total ton-miles	9,695,093	0.6%	18,644,598	(5.2)%

Average ton-miles per affreightment barge	3,655	10.5%	6,995	4.3%
Rates per ton mile:
Dry rate per ton-mile		(35.4)%		(27.9)%
Fuel neutral dry rate per ton-mile		(29.2)%		(22.3)%
Liquid rate per ton-mile		(18.0)%		(7.6)%
Fuel neutral liquid rate per-ton mile		0.2%		8.4%
Overall rate per ton-mile	$11.39	(36.3)%	$12.10	(28.8)%
Overall fuel neutral rate per ton-mile	$12.66	(29.2)%	$13.19	(22.4)%
Revenue per average barge operated	$56,702	(28.4)%	$115,872	(23.8)%
Fuel price and volume data:
Fuel price	$1.86	(45.8)%	$1.92	(38.5)%
Fuel gallons	16,953	(10.6)%	33,260	(13.0)%
Revenue data (in thousands):
Affreightment revenue	$101,629	(33.0)%	$207,207	(29.8)%
Towing	9,933	(55.2)%	22,164	(47.7)%
Charter and day rate	16,291	(14.6)%	32,734	(14.5)%
Demurrage	9,445	(11.7)%	23,730	6.2%
Other	8,483	(37.6)%	15,433	(35.6)%

Total non-affreightment revenue	44,152	(32.7)%	94,061	(25.9)%

Total transportation segment revenue	$145,781	(32.9)%	$301,268	(28.6)%

Data regarding changes in our barge fleet for the quarter and six months ended June 30, 2009 is summarized in the following table.

Barge Fleet Changes

Barge Fleet Changes — YTD and Quarterly

	Dry	Tankers	Total

Current Quarter
Barges operated as of the end of the 1st qtr of 2009	2,207	379	2,586
Retired (includes reactivations)	(19)	(9)	(28)
New builds	—	4	4
Purchased	—	—	—
Change in number of barges leased	(5)	(2)	(7)

Barges operated as of the end of the 2nd qtr of 2009	2,183	372	2,555

	Dry	Tankers	Total

Six months
Barges operated as of the end of 2008	2,254	391	2,645
Retired	(64)	(17)	(81)
New builds	—	5	5
Purchased	—	—	—
Change in number of barges leased	(7)	(7)	(14)

Barges operated as of the end of the 2nd qtr 2009	2,183	372	2,555

Data regarding our boat fleet at June 30, 2009 is contained in the following table.

Owned Boat Counts and Average Age by Horsepower Class

Horsepower Class	Number	Average Age

1950 or less	48	32.2
Less than 4300	24	35.0
Less than 6200	43	34.5
7000 or over	15	32.0

Total/overall age	130	33.5

During the quarter we completed the repowering of three of our boats which moved them from the 1950 or less class to the less than 4300 class in the above summary. In addition, the Company had 18 chartered boats in service at June 30, 2009. Average life of a boat (with refurbishment) exceeds 50 years. Nine owned boats are being marketed and are included in assets held for sale at June 30, 2009.

Operating conditions in the second quarter and six months ended June 30, 2009 were more favorable than those experienced in the second quarter and six months ended June 30, 2008 with lost barge days in the quarter down 75% from 16,234 in the prior year to 4,096 in 2009 and for the six month period down from 27,240 in the prior year to 10,587 in 2009.

The June 2009 Federal Reserve’s Beige Book indicated that manufacturing activity, capital goods orders and shipments, non-residential construction and new vehicle sales all continued to be down year-over-year. Reduced demand, rising inventories, and lower prices for oil and natural gas led to further declines in energy sector activity. Capital expenditure plans remained on hold across most regions. As in the first quarter, each of these areas of economic pressure again had an impact on our business. Recent press releases for steel companies, utilities, fertilizer companies and chemical producers show current year volume half of prior year levels. This curtailed production and attempts to lower inventory levels drove much of our volume decline in the quarter and six month period ended June 30, 2009. The lines of business where we have maintained or grown volume, particularly grain and legacy coal, are our lower margin lines of business. Grain pricing in the quarter declined 30.9% from prior year levels and though fuel prices also declined, before consideration of increased boat productivity, grain negatively impacted quarterly operating results.

Total affreightment volume measured in ton-miles increased by 0.6% in the quarter and declined by 5.2% in the six months ended June 30, 2009. Total ton-miles for the quarter and six months ended June 30, 2009 were 9.7 billion and 18.6 billion ton-miles, respectively. Higher margin liquid and bulk affreightment volumes decreased 38.9% and 29.3% respectively, from the prior year quarter and 43.2% and 27.8% for the six month period ended June 30, 2009, respectively. Lower margin grain and coal volume increased 98.5% and 1.8% in the quarter and 49.2% and 8.0% for the six month period ended June 30, 2009, respectively. This mix shift in our cargoes and lower grain pricing drove the portfolio fuel-neutral rate decrease of 29.2% in the quarter and 22.4% for the six month period ended June 30, 2009 over the second quarter and six months ended June 30, 2008, respectively. This occurred despite contract pricing remaining essentially intact for both periods. As the Revenue Mix Change table below indicates, in every revenue category except Grain and our Legacy Coal Program, affreightment and towing revenues declined quarter-over-quarter. Our largest negative volume variances have been in our highest margin lines of business in both the dry and liquids sectors.

Revenue Mix Change ($ in millions, change adjusted for fuel costs)
2Q 2009 to 2Q 2008 and 1H2009 to 1H2008

	Quarter Ended	Revenue	Change in	Six Months Ended	Revenue	Change in
	June 30, 2009	Change to PYQ	Commodity	June 30, 2009	Change to PYH	Commodity

Grain	$40.1	$10.9	37%	$77.9	$14.0	22%
Steel and pig iron	4.2	(21.9)	(84)%	9.5	(41.9)	(82)%
Fertilizer	1.3	(2.4)	(65)%	4.1	(6.9)	(63)%
All other bulk	32.8	(8.2)	(20)%	62.7	(8.6)	(12)%

Total Bulk/Non-Bulk	$38.3	$(32.5)	(46)%	$76.3	$(57.4)	(43)%
Coal & energy	3.8	(12.6)	(77)%	9.1	(18.1)	(67)%
Legacy coal	14.9	5.6	60)%	31.2	11.5	58%

Total Coal/Energy	$18.7	$(7.0)	(27)%	$40.3	$(6.6)	(14)%
Dry towing/demurrage	10.0	(4.1)	(29)%	22.4	(5.5)	(20)%

Total Dry Revenue	$107.1	$(32.7)	(23)%	$216.9	$(55.5)	(20)%
Chemicals	15.6	(7.7)	(33)%	28.9	(14.4)	(33)%
Petroleum	6.7	0.1	2%	13.3	(0.7)	(5)%
Other liquids	4.0	(1.0)	(20)%	7.6	(2.6)	(25)%
Towing liquids	10.7	(5.4)	(34)%	22.4	(9.9)	(31)%
Charter/demurrage	9.1	(4.3)	(32)%	23.4	(3.4)	(13)%

Total Liquid	$46.1	$(18.3)	(28)%	$95.6	$(31.0)	(24)%
Scrap and other	$7.9	$(5.1)	(39)%	$14.0	$(9.0)	(39)%

Total Revenue	$161.1	$(56.1)	(26)%	$326.5	$(95.5)	(23)%

In the dry sector, the decrease in revenues was driven by significantly less steel, pig iron, and non-legacy coal. Declines in the liquid sector were driven by chemicals and liquid towing . The declines in both sectors were due to the impact of the current economic crisis on demand for these products. Affreightment revenue from steel movement declined 84% quarter-over-quarter and 82% for the six month period ended June 30, 2009 compared to the same period of the prior year, while revenue from chemicals and liquid towing has been down almost one-third in both the quarter and for the six month period ended June 30, 2009.

Historically, grain has experienced the greatest degree of seasonality among all the commodity segments, with demand generally following the timing of the annual harvest. Demand for grain movement generally begins around the Gulf Coast and Texas regions and the southern portions of the Lower Mississippi River, or the Delta area, in late summer of each year. The demand for freight spreads north and east as the grain matures and harvest progresses through the Ohio Valley, the Mid-Mississippi River area, and the Illinois River and Upper Mississippi River areas. System-wide demand generally peaks in the mid-fourth quarter. Demand normally tapers off through the mid-first quarter, when traffic is generally limited to the Ohio River as the Upper Mississippi River normally closes from approximately mid-December to mid-March, and ice conditions can hamper navigation on the upper reaches of the Illinois River. The annual differential between peak and trough rates has averaged over 130% a year over the last five years. Average grain tariff rates for the mid-Mississippi River, which we believe is generally a directional indicator of the total market, were 282% for both the quarter and six months ended June 30, 2009. For both the quarter and six months ended June 30, 2009 this was approximately 40% below those in the prior year. Our achieved pricing, across all river segments, was down 31% and 18% in the quarter and six months ended June 30, 2009.

Fuel prices decreased more rapidly than our fuel price de-escalations, benefiting fuel expense in the quarter by approximately $3.2 million and $5.4 million in the quarter and in the six month period ended June 30, 2009 for non-grain fuel usage. Fuel consumption was down compared to the prior year quarter despite the increase in ton-miles moved. The average price per gallon decreased 45.8% to $1.86 per gallon in the second quarter and 38.5% to 1.92 per gallon for the six month period ended June 30, 2009.

Manufacturing:

Manufacturing segment revenues for the quarter were $24.7 million lower, or 25.8% below the prior-year’s quarter, primarily due to the mix of barges built and relative steel pricing, with 19 dry hoppers produced in the current quarter compared to 93 in last year’s quarter. We sold 19 liquid tankers and two special vessels this quarter versus 17 tankers and two special vessels in last year’s quarter. For the six month period ended June 30, 2009 manufacturing segment revenues were $53.5 million lower, for the same reasons noted for the quarter, with 19 dry hoppers produced in the current year compared to 172 in the prior year. We sold 30 liquid tankers and two special vessels in the first six months of 2009 versus 26 tankers and three special vessels last year.

Manufacturing operating profit improved by $3.7 million quarter-over-quarter and $4.7 million for the six month period ended June 30, 2009 on the better mix of non-legacy barges, higher productivity and safe operations.

Manufacturing Segment Units Produced for External Sales or Internal Use

	Quarter Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

External sales:
Liquid tank barges	19	17	30	26
Ocean tank barges	2	2	2	3
Dry cargo barges	19	93	19	172

Total external units sold	40	112	51	201

Internal sales:
Liquid tank barges	4	—	5	−
Dry cargo barges	—	—	—	—

Total units into production	4	—	5	—

Total units produced	44	112	56	201

Our environmental services and civil construction company experienced lower project volume driving a $1.1 million decline in operating profit quarter-over-quarter.

Consolidated Financial Overview — Non-GAAP Financial Measure Reconciliation

NET INCOME TO EBITDA RECONCILIATION

	Quarter Ended
	June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Dollars in thousands)
	(Unaudited)

Net (Loss) Income from Continuing Operations	$(3,596)	$3,364	$(9,054)	$5,667
Discontinued Operations, Net of Income Taxes	(172)	291	(172)	303

Consolidated Net (Loss) Income	$(3,768)	$3,655	$(9,226)	$5,970

Adjustments from Continuing Operations:
Interest Income	(5)	(12)	(12)	(62)
Interest Expense	11,812	5,988	20,353	12,720
Debt Retirement Expenses	—	2,379	—	2,379
Depreciation and Amortization	13,734	13,488	27,274	26,134
Taxes	(1,707)	2,071	(5,211)	3,446
Adjustments from Discontinued Operations:
Interest Income	—	(13)	—	(32)
Taxes	170	158	170	165
EBITDA from Continuing Operations	20,238	27,278	33,350	50,284
EBITDA from Discontinued Operations	(2)	436	(2)	436

Consolidated EBITDA	$20,236	$27,714	$33,348	$50,720

EBITDA from Continuing Operations by Segment:
Transportation Net (Loss) Income	$(13,153)	$(3,448)	$(21,267)	$(4,458)
Interest Income	(5)	(10)	(11)	(58)
Interest Expense	11,802	5,988	20,333	12,720
Debt Retirment Expenses	—	2,379	−	2,379
Depreciation and Amortization	12,419	12,232	24,554	24,139
Taxes	(1,707)	2,071	(5,232)	3,446

Transportation EBITDA	$9,356	$19,212	$18,377	$38,168

Manufacturing Net Income	$10,596	$6,807	$14,748	$10,314
Depreciation and Amortization	885	694	1,751	1,348

Total Manufacturing EBITDA	11,481	7,501	16,499	11,662
Intersegment Profit	—	(87)	−	(234)

External Manufacturing EBITDA	$11,481	$7,414	$16,499	$11,428

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

Like many freight transportation providers, we do not have visibility to predict the timing of a recovery. The June 2009 Federal Reserve’s Beige Book indicated that manufacturing activity, capital goods orders, non-residential construction and new vehicle sales all continued to be down year-over-year. Reduced demand, rising inventories, and lower prices for oil and natural gas led to further declines in energy sector activity. Capital expenditure plans remained on hold in most regions and in a broad spectrum of industries. Each of these areas of economic pressure had an impact on our quarter. Some promising news is that the pace of decline appears to be moderating, with some reports of sustained low level economic activity and some uptick in existing home sales. We, like our customers, and most others including the Fed, do not have clear visibility into the second half of the year or beyond.

Though we are unable to predict the timing, we believe, similar to other transportation companies, that freight demand will eventually return. We remain committed to barging as a competitive form of transportation for the long-term as we believe our value proposition is superior to truck and rail and will continue to be a mode of transportation that shippers will continue to favor. We believe that shippers increasingly prefer the most environmentally friendly mode of transportation and the best shipping value. We believe we can offer them both.

We are using this economic environment as an opportunity to right size our cost structure for the future. While the economy lags and freight demand remains weak we remain focused on improving areas within our control. In 2009 our focus is on improving our cost structure, optimizing our working capital and capital investment levels to generate cash and improving our industry leading safety performance. New business will help our efforts but, ultimately, we expect cost reduction to position us for enhanced profitability regardless of when overall demand returns. We expect success with these initiatives will allow us to optimize our financial performance during the economic downturn and strongly position us when normal demand environments return in the future. We are improving the areas of our business we can control while reacting quickly to short-term opportunities in all markets.

We believe that our long term strategic plans for improving our contract portfolios of business in transportation and manufacturing, operating on river segments where we have the greatest potential to run fully loaded in both directions, and improving the quality of our barge and boat fleet through disciplined capital investment, remain within our reach.

As discussed in the Liquidity section and in Note 14 to the condensed consolidated financial statements on July 7, 2009 we issued $200 million of 12.5% Senior Notes due 2017 and concurrently entered into a new four-year asset based borrowing facility providing a maximum of $390 million of borrowing capacity. This new debt structure also provides a decrease in the blended interest rate that we are paying on our outstanding balances. Based on our June 30, 2009 borrowing level, the blended interest cost of our new debt structure is 8.7% compared to an average rate for the duration of the former credit facility, including scheduled rate increases, of 9.75%. This lower blended rate, including amortization of issue discount but excluding amortization of debt issue costs, equates to over $3.5 million of annual interest rate savings at current borrowing levels compared to the average cost over the remaining term in our former credit facility, including the impact of scheduled rate increases in that agreement.

In addition to a lower interest cost, the new credit facilities provide $580 million of borrowing capacity (the Notes were issued at a discount) versus $475 million under the former facility. The former facility would have been reduced to $450 million at December 2009. If our current borrowing facilities had been in place at quarter end, adjusted for the fees associated with the new agreement, our availability would have been approximately $153 million, compared to $66 million in availability under our former credit agreement.

The new facility has no maintenance covenants unless borrowing availability is generally less than $68 million. If the new facility had been in place, availability at June 30, 2009 would have been approximately $153 million, or $85 million over the maintenance covenant trigger. If these springing covenants are triggered, they are less restrictive than those contained in the former facility. The covenants in the new facility include a leverage covenant which is based on only first lien senior debt, which excludes debt under the notes, while the leverage covenant in the former facility included total debt. We also enhanced our flexibility to execute sale leasebacks, sell assets, and issue additional debt under the new facility to raise additional funds, with no restrictions on capital spending.

With the four-year term on the bank agreement and eight-year term on the senior notes, we believe that we have the appropriate longer term, lower cost and more flexible capital structure that will allow us to focus on executing our tactical and strategic plans through the various economic cycles. We expect to remain disciplined in how we deploy our capital, but now have the flexibility to fully enact our cost reduction and productivity plans and to reinvest in the business when market demand and financial returns warrant such actions.

We are continuing to make changes to drive productivity and cost-reduction throughout the organization. We are currently finalizing plans to realign our transportation management resources to be closer to the business and the customers; realigning by positioning our most experienced barge industry managers back out on the river property where they can manage the people and the assets with much greater effectiveness. This realignment model requires fewer management personnel, will reduce cost, and will produce a better service for our customers.

We are also focused on the longer-term earnings power at Jeffboat as we continue to work through legacy contracts and book market-based new build orders with a reduced overhead burden. We have seen cancellations of $10 million in 2009 business and $30 million of 2010 business. While we have improved profitability at the shipyard, we have continued to make further adjustments to our cost structure environment in the shipyard. In July 2009, in response to the prolonged economic downturn and fluctuating demand, we completed a 10% reduction in force in the shipyard. This right-sizing of staffing levels is designed to ensure the stability of our profitable operations at the shipyard and to strengthen our program for long term success. Subsequent to the end of the quarter ended June 30, 2009 we have seen an increase in demand for new barges, driven by the relatively low cost of steel and expectations for high Inland Waterway grain shipments based on current year crop forecasts. We are actively negotiating several contracts, and we have signed a contract in July 2009 for 20 new dry cargo barges which represents an increase to our quarter-end backlog of almost $10 million.

Elements of our cost structure are changing as our first quarter 2009 workforce reduction and Houston office closure will generate $10 million in annualized savings, $3.3 million in 2009 net of severance and non-cash office closure costs. We are beginning to see the benefit of our cost reduction efforts in our SG&A expenses as wages in the second quarter were $1.8 million below the prior year levels. We have also seen significant reductions in facility maintenance, and outside services. Our SG&A for the six months ended June 30, 2009 includes the charges related to the current year reduction in force, Houston office closure and the bankruptcy charges related to a liquids customer. The total of these current year charges exceed the reduction in force charges incurred in the six months ended June 30, 2008 by $3.3 million Additionally, the inclusion of our subsidiary, Summit, from its acquisition date in April 2008 drove $1.0 million of unfavorability in the six month period ended June 30, 2009 when compared to the prior year. Despite these items SG&A declined by $3.3 million the quarter and by $0.7 million over the prior year.

Transportation:  Our value proposition is to deliver the safest, cleanest, most cost effective and innovative transportation solutions to our customers. Barge transportation is widely recognized as the lowest cost, cleanest, safest and most fuel efficient mode of transportation in the United States and is estimated to be operating at below current infrastructure capacity.

Over the longer-term we expect to continue to evolve our portfolio mix of commodities. Our review of historical industry data for waterborne movement indicates that liquid commodity barge movement is generally a steady growth and demand market with less volatility than certain dry commodities such as grain. Management believes its liquid tank barge fleet is comparable to the industry in both condition and age. We expect to complete the eight remaining tank barges begun in 2008 for internal use in our third quarter of 2009, but given current demand, we do not plan to build any additional internal barges this year above these barges which essentially will replace retiring liquid capacity.

With the economic contraction which we began to see in late 2008 we experienced declines in liquid demand greater than those in our dry portfolio. We expect, over the long term, that liquid demand will again strengthen. We expect that in the current environment we will need to opportunistically pursue available loadings in our most profitable lanes.

Through organic growth, which we define as the combination of new business from new and existing customers, we believe that over time our portfolio mix will approach a breakdown closer to 35% liquids, 15% coal, 25% bulk, 15% grain, 5% steel and 5% emerging markets. During the second quarter and six months ended June 30, 2009 we believe we have generated $18 million and $36 million respectively in new organic growth. For the quarter this includes $1 million of coal/energy, $13 million of bulk and $4 million of liquid growth. For the six months ended June 30, 2009 this includes $2 million of coal/energy, $23 million of bulk and $11 million of liquid growth. Modal conversion continues to be both a primary objective and driver in the generation of organic growth. During the second quarter ended June 30, 2009, we won a bid for a modal conversion of steel products which is estimated to generate approximately $8 million in annual revenue. Also included in the six months ended June 30, 2009 is a coke move from rail which will generate approximately $0.75 million in new revenue which was part of our organic growth in the first quarter 2009.

Our mix for the full year in 2009 may not, even directionally, move closer to that goal, as many commodities that we have profitably moved in the past likely will not move in quantities or at rates that they would in a more “normal” economic environment. During the six months ended June 30, 2009 we saw a shift in our revenue portfolio, including related demurrage, which drove grain to 28% of our total revenue volume (from 21% for the full year 2008) while bulk declined to 26% (from 31% for the full year 2008) with other categories remaining fairly constant as a percent of total revenue.

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

As we move to replace a portion of the grain moved by barge, we continue to seek expansion in large, ratable dry shipments with existing and new customers in the Company’s primary service lanes. Much of the new business is expected to emanate from conversions from other modes of transportation, primarily rail. The Company expects to continue to offer these modal alternatives in chemicals, as well as in new target markets such as forest products/lumber, coal/scrubber stone, energy products, and in emerging markets like municipal solid waste. We believe that there is significant opportunity to move by barge certain cargoes that currently move via truck and rail. With ACL terminal facilities in St. Louis, Memphis, and Chicago we believe we have a strong, strategically located core of base locations to begin to offer one-stop transportation services. Several of the cargo expansions in 2008 and 2009 included multi-modal solutions through our terminal locations, most recently including organic growth in steel products in the quarter ended June 30, 2009. Our Lemont, Illinois facility, located just outside of Chicago, provides terminaling and warehousing services for clients shipping and receiving their products by barge. Through Lemont, we are transloading products to be routed to or through Chicago. The Lemont facility also handles products manufactured in the greater Chicago area which are destined to the southern United States and to export markets.

At June 30, 2009, 70% of our total fleet consisted of covered hopper barges. The demand for coarse grain freight, particularly transport demand for corn, has been an important driver of our revenue. During 2009 grain has been a more significant component of our total portfolio as the economy has decimated the markets for steel, steel products and chemicals. Over the longer term, we expect grain to still be a component of our future business mix. However, the grain flows we expect to pursue going forward are the ratable, predictable flows. Smaller, more targeted, export grain programs that run ratably throughout the year are likewise attractive as they are not as susceptible to volatile price swings and seasonal harvest cycles. The complex interrelationships of agricultural supply/demand, the weather, ocean going freight rates and other factors lead to a high degree of less attractive volatility in both demand and pricing. Our service commitment is to build and maintain a covered barge fleet that handles ratable, profitable commodities. We expect that the introduction of new demand will over time drive our grain position down to approximately 15% of our revenue base.

Although we expect to significantly reduce our exposure to seasonal grain moves, grain is still expected to be both an important commodity for us and, as circumstances allow, a tactical opportunity. The United States Department of Agriculture (the “USDA”) forecasted, as of July 10, 2009, corn exports of 1.80 billion bushels for the 2008/2009 crop year or approximately 26% lower than the 2.436 billion bushels for the 2007/2008 crop year. Crop years are measured from September 1 through August 31 of the next calendar year. The total 2008/2009 corn harvest was estimated to be approximately 12.101 billion bushels, almost one billion bushels below the prior year’s level. Though the estimated corn harvest size is down, if recent changes in ocean-going freight rates, which currently favor the port of New Orleans over the Pacific Northwest, are sustained, export demand through New Orleans could drive grain demand higher than the prior year on the Inland Waterways. For most of 2008, the ocean freight rates favored the Pacific Northwest and consequently an increased share of grain moved by rail for shipping from the Northwest.

According to Informa, the Inland Waterways fleet peaked at 23,092 barges at the end of 1998. From 1999 to 2005, the Inland Waterways fleet size was reduced by 2,407 dry cargo barges and 54 liquid tank barges for a total reduction of 2,461 barges, or 10.7%. From that date through the end of 2008, the industry fleet, net of barges scrapped, increased by 225 dry cargo barges and 149 tank barges, ending 2008 at 18,014 dry and 2,991 liquid barges, for a total fleet size of 21,005, 9.0% below the 1998 level. During 2008 the industry fleet placed 917 new dry cargo barges into service while retiring 932 dry cargo barges and expanded the liquid cargo barge fleet by 34 barges. We believe, based on industry estimates, capacity will continue to be taken out of the industry as older barges reach the end of their useful lives. From an overall barge supply standpoint, we believe that approximately 25% of the industry’s existing dry cargo barges will be retired in the next three to seven years. We also believe that a like number of barges will be built during this period, although the exact number of additions or reductions in any given year is difficult to estimate. Competition is intense for barge freight transportation. The top five carriers (by fleet size) of dry and liquid barges comprise over 62% of the industry fleet in each sector as of December 31, 2008. The average economic useful life of a dry cargo barge is generally estimated to be between 25 and 30 years and between 30 and 35 years for liquid tank barges. Approximately 31% of the 2,183 barges in service in our fleet of dry cargo barges will reach 30 years of age by the end of 2010. The ultimate retirement of any barge is dependent on its specific condition not its age. We have over 150 dry barges in service which are already over 30 years of age. We expect to replace much of the capacity lost from barge retirement through new builds, acquisitions, barge refurbishments and increased asset utilization, though we do not anticipate building any additional dry barges for internal use in 2009.

Freight rates in both the dry and liquid freight markets are a function of the relationship between the amount of freight demand and the number of barges available to load freight. Due to the impact of the current economic crisis on our customer’s shipments of commodities such as steel/pig iron, fertilizer and liquid chemicals, we believe the current supply/demand relationship for dry and liquid freight will be stable on lower volumes or, in the case of spot cargoes, decline in the near term. We also believe that longer term, with a stronger economy, freight rates will stabilize or moderately increase if overall barge capacity continues to decline. With the 33% decline in our average price for the six months ended June 30, 2009 from the fourth quarter of 2008 level, we have seen rates fall as the fuel adjustment clauses in our contracts de-escalated our pricing in 2009. Fuel prices were slightly lower in the second quarter of 2009, compared to the first quarter of 2009.

If there is a rebound in liquid markets we may see a larger portion of our liquid fleet shift to day-rate contracts, rather than affreightment contracts. However, in the current environment we saw 38 less barges compared to the prior year second quarter and 31 less barges compared to the prior year first six months utilized in day-rate service. Reductions in day-rate contracts throughout the industry may return to spot rate service. This return to spot service may result in a decline in rates available for such service.

The market dynamics surrounding term contracts are changing rapidly. Most of the Company’s contracts renew during the fourth quarter. Three renewals were completed in the second quarter of 2009 at a blended rate decrease of 3.0%. In the first six months of 2009 we completed six contract renewals at essentially flat blended rates. We are unable to predict at this time expectations for the renewals that will occur in the fourth quarter, and perhaps more importantly the volume that we expect to move under such contracts. We anticipate that given the uncertainty of the economic environment fewer customers will feel compelled to insure barge availability, thereby lowering the number of charter/day-rate contracts.

From an expense standpoint, fuel price increases may impact profitability in four primary ways. First, contractual protection in the Company’s newest term contracts operates on a one month lag thereby exposing us to an approximate 45 day delay in recovering higher prices. Conversely, in periods of falling prices, the Company can recover more than the price currently being paid for fuel. During the second quarter and first six months of 2009, though we estimate that our revenues declined by $15.3 million and $25.2 million respectively due to fuel adjustment clause de-escalation, continued declines in fuel pricing resulted in $11.5 million of benefit in the quarter and $14.8 million in the six months ended June 30, 2009. Our fuel price risk is highest in periods of rapidly escalating fuel prices. Second, fuel rates may move ahead of booked-forward spot market pricing. Third, fuel expense is a significant component of the cost structure of other fleeting, shifting and towing vendors that we use. These costs are passed through to us in higher rates for such services and we are generally unable to pass these increases through to our customers. Fourth, under a legacy coal contract, the fuel pricing mechanism is generally inadequate to insulate us from the impact of significant increases in fuel prices. For these reasons, we have been hedging a portion of our fuel exposure since December 2007. As of June 30, 2009, we had open fuel swap contracts fixing the price on 8.4 million gallons of our anticipated future fuel usage through June 2010. The fair value of the fuel price swaps at June 30, 2009 was a loss of $2.0 million. These cumulative losses on open contracts will be recorded as increases in fuel expense as the purchased fuel is used. We have also, in limited circumstances, entered into term contracts which contain no fuel adjustment clauses. Where we have entered such contracts we have hedged a portion of the projected gallons we expect to use for those contracts. We anticipate that we will continue to hedge a portion of the cash flows related to unprotected fuel gallons as monthly contracts expire.

Increases in wages and other costs, if they are not recoverable under contract adjustment clauses or through rates we are able to obtain in the market, also create margin pressure. Competition for experienced vessel personnel was strong, and increases in experienced vessel personnel wage rates have exceeded the general inflation level for several years through 2008. Wages and fringe benefits declined in the second quarter of 2009 compared to 2008, but remain above the prior year for the first six months compared to the prior year. Given the current decline in industry demand we anticipate that near-term wage rate pressure should diminish. Longer-term we anticipate continued pressure on labor rates, which we expect to defray through labor escalators in some of our contracts and through pricing.

In 2009 we have taken actions to defer all merit increases that would have otherwise occurred on January 1, 2009. In addition, in February 2009 we eliminated approximately 85 positions or 15% of our land-based salaried compensation through a reduction in force. This workforce reduction is expected to generate approximately $9.0 million of annualized savings, and approximately $3.3 million in 2009 after related severance and other costs, including the estimated cost of approximately $2.3 million of closing the Houston office, primarily a non-cash charge for the write-off of office leasehold improvements. The closing of our Houston office allows us to further streamline our operations while continuing to reduce cost. The closure is expected to result in approximately $1.0 million in annualized savings. In total, through reductions in force since March 2008, exclusive of the July 2009 shipyard reduction which will primarily impact cost of sales, approximately $18 million in aggregate annualized compensation has been eliminated through eliminating redundancies and organizational layers which were not required to execute our programs. By broadening the span of control of our managers and streamlining decision-making we have eliminated one half of the vice president and senior vice president positions in the last fifteen months. We are finalizing plans to realign our management resources to be closer to the business and the customers; realigning by positioning our most effective barge industry managers on the river property where they can manage the people and the assets with much greater effectiveness. This realignment model requires fewer management personnel, will reduce cost, and will produce a better service and product for our customers. We continue to challenge other selling, general and administrative expenses and expect further reductions in those costs. We eliminated our association with NASCAR and have made sustainable progress against purchased outside services, among other discretionary amounts.

Manufacturing:  Industry estimates suggest that there will continue to be significant demand for dry cargo barge replacement over the next several years. Criton has estimated that 5,000 new dry cargo barges will be required to replace retiring barges and fuel expected new demand. With the downturn in the general economy, during the first half of 2009 we added no new barges to our manufacturing backlog, and we have experienced some pressure maintaining existing orders, losing $10 million in 2009 orders and $30 million in 2010 orders. In response to the prolonged economic downturn and the environment of fluctuating demand, we completed a 10% reduction in force in the shipyard after the end of the quarter. This right — sizing of staffing levels is designed to ensure we continue to improve profitability at the shipyard and to strengthen our program for long term success. Net of the cancellations, our manufacturing sales backlog at June 30, 2009 totaled $84 million. This included $31 million in legacy and $53 million in non-legacy contracts. Expected deliveries extend into 2010. Additionally, we had approximately $120 million in unexercised options under legacy contracts at quarter end. Subsequent to quarter end approximately $56 million of the unexercised legacy options expired, unexercised. We expect that some portion of these barges will ultimately be produced. We expect them to be built at market prices. We also believe that, long term, due to industry replacement requirements, new barge construction demand will strengthen. We expect to build these units at market prices. Also subsequent to the end of the second quarter of 2009, we added a new contract for approximately $10 million to the manufacturing backlog. We have recently seen heightened interest for new barges, driven by the relatively low cost of steel and the expectations for high Inland Waterway grain shipments in the upcoming harvest season. We are actively negotiating several additional contracts. We do not believe that longer term demand has weakened for new barges but recognize that the projected building of replacement barges may be delayed until economic and credit market conditions improve and the demand for barge freight stabilizes. The backlog does not include legacy options until exercised, but we expect most of the remaining legacy options to eventually be exercised. Almost all of the contracts in the backlog contain steel price adjustments. The actual price of steel at the time of construction may result in contract prices that are greater than or less than those used to calculate the backlog at June 30, 2009. The backlog also excludes our planned construction of internal replacement barges. We are focused on reducing labor costs relative to our bid specifications on our brown-water production.

During the first half of 2009, our labor hours per ton on our liquid chem barge line improved approximately 10.6%. The liquid 30,000 barrel hot oil barges declined by less than one percent over the prior year.

Our performance on 30,000 barrel clean service barges declined by 13.0% and on hoppers by 17.5%. In these two categories we have only recently begun to transition the production lines for these types of barges and expect, as we produce increased numbers of units, that the productivity will improve. We are working to minimize lost hours when such transitions occur.

Of the liquid tank barges for internal use that we began building in the fourth quarter of 2008, five barges were delivered and we expect to complete the remaining eight liquid tank barges in the third quarter of 2009. These liquid tank barges will replace expected retiring liquid tank barge capacity. Based on current orders, we plan to build approximately 120 dry, 50 liquid and 4 special vessels this year, including completion of 13 liquid tank barges for ACL use.

RESULTS OF OPERATIONS

AMERICAN COMMERCIAL LINES INC. OPERATING RESULTS BY BUSINESS SEGMENT
Quarter Ended June 30, 2009 as compared with Quarter Ended June 30, 2008

				% of Consolidated
				Revenue
	Quarter Ended June 30,			1st Quarter
	2009	2008	Variance	2009	2008
	(Dollars in thousands except where noted)
	(Unaudited)

REVENUE
Transportation and Services	$153,815	$227,085	$(73,270)	68.4%	70.4%
Manufacturing (external and internal)	78,987	96,104	(17,117)	35.2%	29.8%
Intersegment manufacturing elimination	(8,071)	(495)	(7,576)	(3.6)%	(0.2)%

Consolidated Revenue	224,731	322,694	(97,963)	100.0%	100.0%
OPERATING EXPENSE
Transportation and Services	158,052	220,257	(62,205)
Manufacturing (external and internal)	68,443	89,339	(20,896)
Intersegment manufacturing elimination	(8,071)	(408)	(7,663)

Consolidated Operating Expense	218,424	309,188	(90,764)	97.2%	95.8%
OPERATING (LOSS) INCOME
Transportation and Services	(4,237)	6,828	(11,065)
Manufacturing (external and internal)	10,544	6,765	3,779
Intersegment manufacturing elimination	—	(87)	87

Consolidated Operating (Loss) Income	6,307	13,506	(7,199)	2.8%	4.2%
Interest Expense	11,812	5,988	5,824
Debt Retirement Expenses	—	2,379	(2,379)
Other Expense (Income)	(202)	(296)	94

(Loss) Income Before Income Taxes	(5,303)	5,435	(10,738)
Income Taxes (Benefit)	(1,707)	2,071	(3,778)
Discontinued Operations	(172)	291	(463)

Net (Loss) Income	$(3,768)	$3,655	$(7,423)

Domestic Barges Operated (average of period beginning and end)	2,571	2,743	(172)
Revenue per Barge Operated (Actual)	$56,702	$79,179	$(22,477)

Three months ended June 30, 2009 comparison to three months ended June 30, 2008

Revenue.  Consolidated revenue decreased by $98.0 million or 30.4% to $224.7 million.

The consolidated revenue decrease was due to lower segment revenues for transportation, manufacturing and services which declined in the quarter by 32.9%, 25.8% and 18.8%, respectively.

The decrease in transportation segment revenues was driven by several factors. Affreightment ton-mile rates decreased 36.3% and, on a fuel-neutral basis 29.2% over the same quarter of the prior year. Total ton-mile volume increased by 0.6%. The decline in rates was primarily driven by a mix shift into lower priced grain and coal which climbed to 40% of total volume in the quarter ended June 30 2009 compared to 27% of total volume in the prior year. Bulk and liquid cargoes were 53% of total volume in the second quarter of the current year but were 64% of total volume in the comparable quarter of the prior year. Contract fuel adjustment clauses, which passed through the quarter-over-quarter decrease in fuel prices to our customers, also impacted affreightment revenues. Outside towing and charter/day rate revenue declined by 36.4% driven by lower volume and the impact on rates of lower fuel prices. Additionally, scrapping revenue declined 75% in the current year quarter compared to the same quarter of the prior year. Revenues per average barge decreased 28.4% to $56,702 in the second quarter of 2009 compared to the prior year quarter.

Decreased revenues in the manufacturing segment were driven by lower numbers of barges produced. In the second quarter of 2009 the production mix also shifted as the manufacturing segment produced more liquid tank barges and less dry hopper barges than in the prior year. Revenues were also impacted by lower steel prices in the current year quarter.

The services segment’s lower revenues were due to slow demand in the quarter compared to the same quarter of the prior year.

Operating Expense.  Consolidated operating expense decreased by $90.7 million or 29.4% to $218.4 million.

Transportation segment operating expenses decreased by $61.5 million primarily due to $33.7 million lower fuel prices and $22.7 million lower non-labor variable costs. Labor and fringe benefit costs and selling, general and administrative expenses also declined by $1.9 million and $2.7 million respectively. The lower fuel was due both to lower average price per gallon, at $1.86 in the second quarter of 2009 compared to $3.44 per gallon in the comparable quarter of 2008, and to lower gallons consumed. The non-labor variable costs reductions were primarily in boat charter, training, outside towing, shifting and fleeting, lower scrapping costs and barge and boat repairs. The labor savings resulted from crewing less vessels due to the lower demand in the quarter. The SG&A savings were driven primarily by approximately $1.8 million in lower salaries and fringe benefits due to the impact of previous reductions in force and net of $0.3 in additional severance in the second quarter. SG&A savings also related to lower marketing, outside maintenance, audit, legal and consulting services, partially offset by the accrual of an additional $0.2 million related to the Houston office closure.

Manufacturing segment operating expenses decreased $28.6 million due a fewer number of barges produced and lower steel costs.

The remaining decrease in operating expenses resulted from the lower project activity in the services companies.

Operating Income.  Operating income declined $7.2 million to $6.3 million.

Operating income, as a percent of consolidated revenues declined to 2.8% compared to 4.2% in the second quarter of the prior year. The decline was primarily a result of expenses which decreased less than revenues driving the deterioration in the operating ratio in the transportation segment to 102.2% from 96.9% which more than offset an increase of $3.9 million in manufacturing segment operating income. The $10.5 million in operating income from the manufacturing segment was the best since 1982 for the segment. The increase in operating margin to 14.9% resulted from a more favorable mix of non-legacy market priced barges produced, gains in labor productivity per ton of steel on the majority of barges produced, and safe operations.

The $9.9 million decline in transportation operating income resulted primarily from the impact of grain and volume/price/mix changes for non-grain portfolios. Grain prices declined 30.9% from prior year levels, and although grain fuel costs were substantially favorable compared to prior years, and despite shipping almost twice as many ton-miles, grain negatively impacted the quarterly operating profit by $2.8 million, before consideration of overall improved boat productivity in the quarter. The significant declines in higher margin bulk and liquid commodities contributed $17.5 million to the decline. The decline was also partially attributable to the $7.6 million incremental cost of relocating empty barges to freight origin points due to the significant imbalance of northbound vs. southbound freight. A lower scrapping margin of $4.5 million also contributed to the decline. These negative factors were partially offset by $16.8 million in higher achieved boat productivity, $3.2 million in net, non-grain fuel benefit, and $2.7 million in SG&A benefits.

The $1.1 million decline in operating income from the services segment is attributable to lower project activity in the current year quarter compared to prior year.

Interest Expense.  Interest expense was $11.8 million, an increase of $5.8 million over the quarter ending June 30, 2008. The increase was due entirely to higher interest rates as the average outstanding debt balance declined approximately $40 million from the prior year quarter.

Debt Retirement Expense.  Debt retirement expense was $2.4 million in the second quarter 2008 due to the amendment of the credit agreement in effect in that quarter. There were no debt retirement expenses in the second quarter of 2009.

Income Tax Expense.  The effective rate for income tax is equal to the federal and state statutory rates after considering the deductibility of state income taxes for federal income taxes purposes and the relatively constant amounts of permanent differences in relation to the level of book taxable income or loss in the relative periods.

Discontinued Operations, Net of Taxes.  The loss from continuing operations in the quarter ended June 30, 2009 arose from expenses associated with winding up corporate operations in the Dominican Republic. Net income from discontinued operations in the second quarter of 2008 resulted from favorable resolution of contingencies related to the 2006 sale of the Venezuela operations in that quarter.

Net (Loss) Income.  Net income decreased $7.4 million from the prior year same quarter to a net loss of $3.8 million due to the reasons noted.

AMERICAN COMMERCIAL LINES INC. OPERATING RESULTS BY BUSINESS SEGMENT
Six Months Ended June 30, 2009 as compared with Six Months Ended June 30, 2008

				% of Consolidated
				Revenue
	Six Months Ended June 30,			Six Months
	2009	2008	Variance	2009	2008
	(Dollars in thousands except where noted)
	(Unaudited)

REVENUE
Transportation and Services	$315,390	$433,539	$(118,149)	74.8%	73.1%
Manufacturing (external and internal)	115,855	160,657	(44,802)	27.5%	27.1%
Intersegment manufacturing elimination	(9,705)	(986)	(8,719)	(2.3)%	(0.2)%

Consolidated Revenue	421,540	593,210	(171,670)	100.0%	100.0%
OPERATING EXPENSE
Transportation and Services	324,453	420,480	(96,027)
Manufacturing (external and internal)	101,185	150,416	(49,231)
Intersegment manufacturing elimination	(9,705)	(752)	(8,953)

Consolidated Operating Expense	415,933	570,144	(154,211)	98.7%	96.1%
OPERATING (LOSS) INCOME
Transportation and Services	(9,063)	13,059	(22,122)
Manufacturing (external and internal)	14,670	10,241	4,429
Intersegment manufacturing elimination	—	(234)	234

Consolidated Operating (Loss) Income	5,607	23,066	(17,459)	1.3%	3.9%
Interest Expense	20,353	12,720	7,633
Debt Retirement Expenses	—	2,379	(2,379)
Other Expense (Income)	(481)	(1,146)	665

(Loss) Income Before Income Taxes	(14,265)	9,113	(23,378)
Income Taxes (Benefit)	(5,211)	3,446	(8,657)
Discontinued Operations	(172)	303	(475)

Net (Loss) Income	$(9,226)	$5,970	$(15,196)

Domestic Barges Operated (average of period beginning and end)	2,600	2,775	(175)
Revenue per Barge Operated (Actual)	$115,872	$152,075	$(36,203)

Six months ended June 30, 2009 comparison to six months ended June 30, 2008

Revenue.  Consolidated revenue decreased by $171.7 million or 28.9% to $421.5 million.

The consolidated revenue decrease was due to lower segment revenues for transportation and manufacturing which declined in the quarter by 28.6% and 33.5%, respectively. Due to the consolidation of Summit Contracting from its date of acquisition in April, 2008 services revenues increased 22.5% in the six months ended June 30, 2009 compared to the six months ended June 30, 2008.

The decrease in transportation segment revenues was driven by several factors. Affreightment ton-mile rates decreased 28.8% and, on a fuel-neutral basis, 22.4% over the same period of the prior year. Total ton-mile volume decreased by 5.2%. The decline in rates was primarily driven by a mix shift into lower priced grain and coal which climbed to 40% of total volume in the six months ended June 30, 2009 compared to 29% of total volume in the prior year. Bulk and liquid cargoes were 54% of total volume in the first six months of the current year but were 63% of total volume in the comparable period of the prior year. Contract fuel adjustment clauses, which passed through the decrease in fuel prices for the six months ended June 30, 2009 over the six months ended June 30, 2008 to our customers, also impacted affreightment revenues. Outside towing and charter/day rate revenue declined by 32.0% driven by lower volume and the impact on rates of lower fuel prices. Additionally, scrapping revenue declined 78.5% in the six months ended June 30, 2009 compared to the same period of the prior year. On average, revenues per barge decreased approximately 23.8% to $115,872 in the six months ended June 30, 2009 compared to the same period of the prior year.

Decreased revenues in the manufacturing segment were driven by 150 less barges produced in the six months ended June 30, 2009 compared to the same period of the prior year. In the six months ended June 30, 2009 the production mix also shifted as the manufacturing segment produced more liquid tank barges and significantly less dry hopper barges than in the prior year. Revenues were also impacted by lower steel prices in the current year period.

The services segment’s higher revenues were due to the consolidation of Summit Contracting from its date of acquisition in April, 2008, which resulted in six months revenues in the current year and only three months revenues in the prior year.

Operating Expense.  Consolidated operating expense decreased by $154.2 million or 27.0% to $415.9 million.

Transportation segment operating expenses decreased by $101.1 million primarily due to $55.6 million lower fuel prices and $43.3 million lower non-labor variable costs. Selling, general and administrative expenses also declined by $1.1 million. Gains on disposition were higher in the six months ended June 30, 2009 than the comparable period of the prior year due to gains on sales of excess assets which occurred in the first quarter. These lower costs were partially offset by increases in labor and fringe benefits due to the rollover impact of multiple, market driven raises for vessel personnel during 2008. The lower fuel cost was due both to the lower average price per gallon, at $1.92 in the second quarter of 2009 compared to $3.12 per gallon in the comparable quarter of 2008, and to lower gallons consumed. The non-labor variable costs reductions were primarily in boat charter, training, outside towing, shifting and fleeting, scrapping costs and barge and boat repairs. The SG&A savings were driven primarily by approximately $2.2 million in lower salaries and fringe benefits due to the impact of previous reductions in force offset by the costs of the 2009 reduction in force. These SG&A savings were partially offset in the first six months by the $2.3 million charge for the costs of closure of the Houston office and $0.7 in bad debts related to a customer bankruptcy.

Manufacturing segment operating expenses decreased $58.2 million due to the fewer number of barges produced and lower steel costs.

The declines in transportation and manufacturing segment operating expenses were partially offset by the consolidation of Summit Contracting from its date of acquisition in April, 2008, which resulted in six months expenses in the current year and only three months expenses in the prior year.

Operating Income.  Operating income declined $17.5 million to $5.6 million.

Operating income as a percent of consolidated revenues declined to 1.3% compared to 3.9% in the second quarter of the prior year. The decline was primarily a result of revenues decreasing more rapidly than did expenses, thereby leading to a deterioration in the operating ratio in the transportation segment to 102.2% from 96.9% which more than offset an increase of $4.7 million in manufacturing segment operating income. The $14.7 million in operating income from the manufacturing segment resulted from an increase in operating margin to 13.8%. The increased margin resulted from a more favorable mix of non-legacy market priced barges produced, gains in labor productivity per ton of steel on the majority of barges produced and safe operations.

The $19.7 million decline in transportation operating income resulted primarily from the impact of grain and volume/price/mix changes for non-grain portfolios. The significant declines in higher margin bulk and liquid commodities contributed $35.1 million to the decline. The decline was also partially attributable to the $13.5 million incremental cost of relocating empty barges to freight origin points due to the significant imbalance of northbound vs. southbound freight. Lower scrapping margin of $4.9 million also contributed to the decline. Grain prices, on almost 50% more ton-miles, declined 18.3% from prior year levels. Grain-related fuel costs were substantially favorable compared to prior years resulting in a positive impact for the six months ended June 30, 2009 of

$2.8 million before consideration of overall improved boat productivity in the quarter. The negative factors enumerated above were partially offset by $27.1 million in higher achieved boat productivity, $5.4 million in net, non-grain fuel benefit and $3.5 million in SG&A benefits.

The $2.4 million decline in operating income from the services segment is attributable to lower project activity in the current year compared to the prior year six months ended June 30, 2008.

Interest Expense.  Interest expense was $20.4 million, an increase of $7.6 million over the quarter ending June 30, 2008. The increase was due entirely to higher interest rates as the average outstanding debt balance declined almost $30 million from the prior year first six months.

Debt Retirement Expense.  Debt retirement expense was $2.4 million in the six months ended June 30, 2008 due to the amendment of the credit agreement in effect in that quarter in June 2008. There were no debt retirement expenses in the six months ended June 30, 2009.

Income Tax Expense.  The effective rate for income tax is equal to the federal and state statutory rates after considering the deductibility of state income taxes for federal income taxes purposes and the relatively constant amounts of permanent differences in relation to the level of book taxable income or loss in the relative periods.

Discontinued Operations, Net of Taxes.  The loss from continuing operations in the six months ended June 30, 2009 arose from expenses associated with winding up corporate operations in the Dominican Republic. Net income from discontinued operations in the six months ended June 30, 2008 resulted from favorable resolution of contingencies related to the 2006 sale of the Venezuela operations in that quarter.

Net (Loss) Income.  Net income decreased $15.2 million from the prior year same quarter to a net loss of $9.2 million due to the reasons noted.

LIQUIDITY AND CAPITAL RESOURCES

The United States and global economies are currently undergoing a period of economic uncertainty, and the related capital markets are experiencing significant disruption. We expect that these conditions will continue during fiscal year 2009. Despite these anticipated economic conditions, based on past performance and current expectations we believe that cash generated from operations and the liquidity available under our capital structure, described below, will satisfy the working capital needs, capital expenditures and other liquidity requirements associated with our operations.

Our funding requirements include capital expenditures (including new barge purchases), vessel and barge fleet maintenance, interest payments and other working capital requirements. We were limited by the credit facility in place at June 30, 2009 to $70 million of capital expenditures in each of 2009 and 2010, although this could have been increased to $85 million each of those years if certain expenditures were to be funded via sale leasebacks. Our primary sources of liquidity at June 30, 2009 were cash generated from operations and borrowings under our revolving credit facility. Other sources include sale leaseback transactions for productive assets and, to a lesser extent, barge scrapping activity and cash proceeds from the sale of non-core assets. We expect our 2009 capital expenditures to be approximately $35 million, well below the $70 million limitation. We do not expect any expenditures for new ACL barges other than the costs of completion, primarily in the third quarter of 2009, of eight liquid tank barges started in 2008, for which the majority of the spending was complete at the end of the second quarter. A portion of any capital expenditure spending less than the $70 million limitation in the credit facility in place at quarter end, could have been carried over as an increase to the 2010 capital expenditure limitation.

Our cash operating costs consist primarily of purchased services, materials and repairs, fuel, labor and fringe benefits and taxes (collectively presented as Cost of Sales on the consolidated statements of operations) and selling, general and administrative costs.

Capital expenditures, including software, are a significant use of cash in our operations, totaling $13.4 million in the six months ended June 30, 2009, primarily for expenditures related to liquid tank barges for internal use begun in the fourth quarter of 2008, capitalized boat/barge repairs, and improvements to the shipyard and other facilities. Five liquid tank barges were completed in the six months ended June 30, 2009 and the remaining eight tank barges are expected to be completed in the third quarter of 2009. Capital is expended primarily to fund the building of new barges to replace retiring barges, to increase the useful life or enhance the value of towboats and barges, and to replace or improve equipment used in manufacturing or other lines of business. Other capital expenditures are made for vessel and facility improvements and maintenance that extend the useful life or enhance the function of our assets. Sources of funding for these capital expenditures and other investments include cash flow from operations, borrowings under the revolving credit facility and, to a lesser extent, proceeds from barge scrapping activities.

As discussed in Note 4 to the condensed consolidated financial statements, on February 20, 2009 the Company signed an amendment (“Amendment No. 6”), which amended our Credit Agreement, dated as of April 27, 2007 (as amended, the “Credit Agreement”). Amendment No. 6 provided an extension of the Credit Agreement through March 31, 2011 from an expiration date of March 31, 2009. As part of Amendment No. 6, the previous $550 million revolving commitment was reduced initially to $475 million at February 20, 2009, and subsequently will be reduced to $450 million on December 31, 2009 and to $400 million on December 31, 2010.

In addition, Amendment No. 6, among other things, (i) changed the spread on LIBOR and base rate loans to 550 basis points and 450 basis point respectively, with 50 basis point increases each six months thereafter, and provided for a minimum rate of 3% and 5% on LIBOR and the base rate respectively, (ii) required a minimum Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of (a) 1.50 to 1.00 at the end of any fiscal quarter from March 31, 2009 through June 30, 2010 and (b) 1.40 to 1.00 at the end of any fiscal quarter from and after September 30, 2010 (iii) imposed a maximum Total Leverage Ratio (as defined in Amendment No. 6) of (a) 3.50 to 1.00 at any time from January 1, 2009 through March 31, 2010, (b) 3.35 to 1.00 at any time from April 1, 2010 through June 30, 2010, (c) 3.25 to 1.00 at any time from July 1, 2010 through September 30, 2010 and (d) 3.00 to 1.00 at any time from and after October 1, 2010 and (iv) imposed limitations on annual Capital Expenditures (as defined in the Credit Agreement). Amendment and facility fees for Amendment No. 6 totaled approximately $21 million and will be amortized to earnings over the life of the amendment.

Our revolver debt level was $406.1 million at the end of the quarter. This was a reduction of $25.6 million during the quarter, and $12.5 million in the first half of 2009, despite paying approximately $21 million to amend our credit facility in February. We were in compliance with all covenants of the debt facility in place at June 30, 2009. The liquidity available under our credit agreement on June 30, 2009 was approximately $66 million. Additionally, we were allowed to sell certain assets and consummate sale leaseback transactions on other assets to enhance our liquidity position. Both of these potential liquidity enhancing strategies were allowable under the terms of the Amendment No. 6 to the extent of $10 million and $15 million annually for asset sales and sale leasebacks respectively. We could have also incurred additional indebtedness outside the revolving credit facility to provide an additional $10 million of liquidity. Additionally, the Company has the ability to quickly access capital markets under its $200 million shelf registration, though we consider this a less likely option at this time.

Subsequent to the end of the second quarter of 2009, on July 7, 2009 CBL, a direct wholly owned subsidiary of ACL, issued $200 million aggregate principal amount of 12 1/2% senior secured second lien notes due July 15, 2017 (the “Notes”). The issue price was 95.181% of the principal amount of the Notes. The Notes are guaranteed by ACL and by certain of CBL’s existing and future domestic subsidiaries. Simultaneously with CBL’s issuance of the notes ACL closed a new four year $390 million senior secured first lien asset-based revolving credit facility (the “Credit Facility” and together with the Notes the “Credit Facilities”) by CBL, ACL and certain other direct wholly owned subsidiaries of CBL. Proceeds from the Notes, together with borrowings under the Credit Facility, were used to repay ACL’s existing credit facility, to pay certain related transaction costs and expenses and for general corporate purposes.

The new credit facilities will result in a decrease in our blended interest rate on outstanding balances. Based on our borrowing level at June 30, 2009, the current blended interest cost would have been 8.7% under the new borrowing facilities compared to an average rate of 9.6% for the duration of the former credit facility, including scheduled rate increases described above. This lower blended rate, including amortization of original issue discount on the Notes issued, but excluding amortization of debt issue costs, equates to over $3.5 million of annual interest rate savings at current borrowing levels compared to the average cost over the remaining term in our former credit facility, including the impact of scheduled rate increases in that agreement.

In addition to the blended interest rate expense, we will have amortization of $18 million in debt issuance costs of the Credit Facilities of approximately $1 million per quarter for the next four years. We will write off in the third quarter of 2009 the $17.6 million remaining balance of unamortized debt issue costs of our prior credit facility which were being amortized at approximately $2.4 million per quarter since March 2009.

The Credit Facilities provide $580 million of total borrowing capacity versus $475 million under the former facility, which would have been reduced to $450 million in December 2009. If the new Credit Facilities had been in place at quarter end, adjusted for the payment of the fees associated with the Credit Facilities, our availability would have been approximately $153 million, compared to $66 million in availability under our former credit agreement. Also, the Credit Facilities have no maintenance covenants, unless borrowing availability is generally less than $68 million. This is $85 million less than the availability would have been at June 30, 2009 had the Credit Facilities been in place. Should the springing covenants be triggered, they are less restrictive in the Credit Facilities that under the prior agreement, as the leverage calculation includes only first lien senior debt, excluding debt under the Notes, while the former facility leverage ratio included total debt. The new Credit Facilities also provide enhanced flexibility to execute sale leasebacks, sell assets, and issue additional debt to raise additional funds. In addition the Credit Facilities place no restrictions on capital spending.

With the four-year term on the Credit Facility and eight-year term on the Notes, we believe that we have the appropriate longer term, lower cost, and more flexible capital structure, that will provide adequate liquidity and allow us to focus on executing our tactical and strategic plans, through the various economic cycles.

Our Indebtedness

As of June 30, 2009, we had total indebtedness of $407.1 million. This amount included $406.1 million drawn under our revolving credit facility. The remainder related to two holdback notes associated with our acquisition of the services companies. Those notes bear interest at 6% and 5.5% and are payable in 2009 and 2010, respectively. Availability under the revolving credit facility was also reduced by the $3.4 million of outstanding letters of credit. Terms of Amendment No. 6 are discussed in Note 4 to the condensed consolidated financial statements and in the Liquidity section above. During 2007 the Board of Directors authorized the repurchase of up to $350 million of our common stock. Advances of $300 million on the revolving credit facility were used to fund stock repurchased in the open market. At December 31, 2008 the Company had $50 million authorized but unpurchased under the stock repurchase program. Restrictions contained in the Credit Facilities will effectively not allow substantive repurchase of shares under this authorization.

The revolving credit facility in place at June 30, 2009 contained certain covenants including a total leverage ratio, fixed charge coverage ratio and minimum net worth as defined in the credit loan agreement. The Credit Facilities that are currently in place contain certain covenants including a consolidated first lien leverage ratio and a consolidated fixed charge coverage ratio as defined in the Credit Facilities. The Company was in compliance with all covenants of the revolving credit facility at June 30, 2009 and is in compliance with all of the covenants of the Credit Facilities. If the Company does not remain in compliance with the covenants in the Credit Facilites or if the Company does not obtain an applicable waiver from such noncompliance, the Company may not be able to borrow additional funds when and if it becomes necessary, and the Company may incur higher borrowing costs and face more restrictive covenants, and the lenders could accelerate all amounts outstanding to be immediately due and payable. For further discussion on these covenants, see “Item 1A — Risk Factors.”

Net Cash, Capital Expenditures and Cash Flow

Net cash provided by operating activities was $57.5 million in the six months ended June 30, 2009 as compared to net cash provided by operating activities of $42.6 million in the six months ended June 30, 2008. The increase from operating activities between years was due primarily to the higher positive impact of working capital changes in 2009. We have continued to better manage receivables, and lower our days sales outstanding, while also reducing manufacturing segment steel inventories. We have initiated improvements in our manufacturing supply chain to improve inventory forecasting, delivery scheduling and safety stocks. These changes have generated $6 million in steel inventory savings to date.

Net cash used in investing activities was $9.9 million in the six months ended June 30, 2009 and $32.9 million in the six months ended June 30, 2008. Capital expenditures for property additions were $12.4 million and $25.0 million in the six months ended June 30, 2009 and 2008 respectively. Capital expenditures in 2009 included expenditures related to liquid tank barges for internal use begun in the fourth quarter of 2008, capitalized boat/barge repairs, and improvements to the shipyard and other facilities. We do not expect to initiate any new internal barge builds this year, and expect our full year CAPEX spending to be less than $35 million. In 2008, the cash used resulted from the acquisition of the remaining equity interests of Summit which we completed April 1, 2008 ($8.5 million) and improvements to our boat and barge fleet and our facilities ($25.0 million). No new barges were added to the fleet in the first six months of 2008. These investing outlays were offset by proceeds of $4.2 million in 2009 and $0.8 million in 2008 on asset dispositions. Proceeds from property dispositions were higher in 2009 due to the disposition of two boats in the six months ended June 30, 2009 compared to proceeds from barges sold to third parties to be scrapped in 2008. A gain on these disposals of $2.3 million in 2009 and $0.3 million in 2008 is included in operating income in our condensed consolidated statements of operationss for the six months ended June 30, 2009.

Net cash used in financing activities was $46.9 million in the six months ended June 30, 2009 compared to net cash used in financing activities of $0.8 million in the six months ended June 30, 2008. Cash used in financing activities in the first six months of 2009 resulted primarily from the $21.2 million payment of fees for the February amendment of the credit agreement, a reduction of $12.5 million in borrowing under the revolving credit facility, a $10.7 million decrease in outstanding checks and a $1.9 million negative tax impact of share-based compensation. The negative tax impact occurred as restricted shares vested at prices lower than their value on date of grant. In 2008, borrowing under our credit facility provided approximately $6 million, but was more than offset by decreases in outstanding checks and debt costs paid. The impact of the tax benefit of share-based compensation and exercise price of stock options exceeded the purchase cost of treasury shares from “cashless” exercises in the share-based plans by approximately $1.0 million.

CHANGES IN ACCOUNTING STANDARDS

In September 2006 the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The standard defines fair value as the price received to sell an asset or paid to transfer a liability in an orderly transaction between market participants (knowledgeable, independent, able, willing parties) at any measurement date. The standard assumes highest and best use defined from the perspective of a market participant. Transactions costs are excluded from fair value. The standard creates a hierarchy of fair value determination where Level 1 is active market quotes for identical assets, Level 2 is active market quotes for similar assets and Level 3 is for fair value determined through unobservable inputs. Fair value must account for risk (those inherent in the valuation process, risk that an obligation may not be fulfilled) and for any restriction on an asset if a market participant would consider in valuation. This Statement does not eliminate the practicability exceptions to fair value measurements in many other accounting pronouncements. Certain provisions of SFAS 157 became effective for the Company on January 1, 2008. The impact of adopting SFAS 157 did not have a significant impact on the Company’s 2008 financial statements. Certain requirements of SFAS 157 related to non-financial assets and liabilities were not required for the Company until January 1, 2009. Adoption of those requirements did not have a material impact on the Company in 2009.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, and amendment of FASB Statements No 87, 88, 106, and 132 (R) (“SFAS 158”). SFAS 158 requires plan sponsors of defined benefit pension and other postretirement benefit plans (collectively, “postretirement benefit plans”) to recognize the funded status of their postretirement benefit plans in the consolidated balance sheet, measure the fair value of plan assets and benefit obligations as of the date of the fiscal year-end consolidated balance sheet, and provide additional disclosures. Most of the provisions of SFAS 158 were previously adopted with the impacts as disclosed in previous filings. The last of SFAS 158’s provisions to become effective required the Company, beginning in 2008, to change the measurement date of its postretirement benefit plans to December 31, versus the September 30 measurement date used previously, was adopted as of January 1, 2008 resulting in a charge of $828 ($518 after-tax). This amount was recorded as an adjustment to retained earnings in January 2008.

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

In December 2007 the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS 161”) which requires expanded disclosure surrounding derivative instruments and hedging activities. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. This Statement was effective January 1, 2009 for the Company. We have adopted SFAS 161 and the revised disclosure requirements are included herein.

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

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes principles and requirements for subsequent events, specifying the period after the balance sheet date during which management of a reporting entity shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date. In the case of public entities the period is defined as the period up until the issuance of the financial statements. Subsequent events are of two types. The first type consists of events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements (that is, recognized subsequent events). The second type consists of events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date (that is, nonrecognized subsequent events). Other than the requirement to disclose the date through which subsequent events were considered the standard, has not significantly impact the Company’s financial statements. The statement is effective for fiscal periods ending after June 15, 2009.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 removes the concept of a qualifying special-purpose entity from Statement 140 and removes the exception from applying FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, to qualifying special-purpose entities. SFAS 166 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. SFAS 166 is not expected to have a significant impact on the Company’s financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 addresses the potential impacts on the provisions and application of Interpretation 46(R) as a result of the elimination of the qualifying special-purpose entity concept in Statement 166. SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Like SFAS 166, SFAS 167 is not expected to have a significant impact on the Company’s financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codificationtm and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 will become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this SFAS 168, the codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the codification will become nonauthoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Following this statement, the Board will not issue new standards in the form of statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates. The Board will not consider Accounting Standards Updates as authoritative in their own right. Accounting Standards Updates will serve only to update the codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the codification. This standard does not change existing standards except as to the designation of the GAAP hierarchy. SFAS 168 was also issued as an accounting standards update on June 30, 2009, incorporating in its entirety SFAS 168.

For further information, refer to the consolidated financial statements and footnotes thereto, included in the Company’s annual filing on Form 10-K, as amended, filed with the SEC for the year ended December 31, 2008.

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

No significant changes have occurred to these policies which are more fully described in the Company’s filing on Form 10-K, as amended, for the year ended December 31, 2008. Operating results for the interim periods presented herein are not necessarily indicative of the results that may be expected for the year ending December 31,

2009. Our quarterly revenues and profits historically have been lower during the first six months of the year and higher in the last six months of the year due primarily to the timing of the North American grain harvest.

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

Fuel Price Risk

For the quarter and six months ended June 30, 2009, fuel expenses represented approximately 21.7% and 21.2%, respectively, of our transportation segment revenue. A one cent per gallon rise in fuel price would increase our annual operating expense by approximately $0.7 to $0.8 million. We partially mitigate our fuel price risk through contract adjustment clauses in many of our term contracts. Contract adjustments are deferred either one quarter or one month, depending primarily on the age of the term contract. We have been increasing the frequency of contract adjustments to monthly as contracts come up for renewal to further limit our exposure. We also have exposure under forward booked spot contracts and, to the extent that spot rates respond to factors other than the price of fuel, on other spot movements. All of our grain, which was 21% of our total transportation segment revenue for the full year in 2008, and some of our coal move under spot contracts. In periods of rapidly rising fuel prices we are also exposed to pass-through impacts of higher fuel prices on purchased outside towing, fleeting and shifting costs from third parties engaged in those activities on the Inland Waterways. Additionally, in the case of a legacy coal contract, though it contains a formula-driven fuel adjustment clause it does not allow for full recovery of price increases. We have also, in limited circumstances, entered into term contracts which contain no fuel adjustment clauses. Where we have entered such contracts we have hedged projected gallons for those contracts. From time to time ACL has utilized derivative instruments to manage the cash flow volatility resulting from increases in fuel prices. Since December 2007, we have been actively engaged in hedging a portion of our spot move fuel price exposure. At June 30, 2009 we had entered fuel price swaps for 8.4 million gallons maturing for usage through June 2010. We may increase the number of gallons currently hedged. See Note 9 to the condensed consolidated financial statements.

Interest Rate and Other Risks

At June 30, 2009, we had $406.1 million of floating rate debt outstanding, which represented the outstanding balance of the credit facility. If LIBOR interest rates increase above 3.0%, the floor rate under our existing amended credit facility, our cash flows could be reduced, which could have a material adverse effect on our business, financial condition and results of operations. A 100 basis point increase in the LIBOR interest rate over the 3% LIBOR floor would have increased our cash interest expense by approximately $4.1 million annually. The Company has not hedged its exposure to interest rate risk at June 30, 2009, but may consider such hedges in the future. As discussed in the Liquidity section, subsequent to the end of the quarter the Company entered into new Credit Facilities which resulted in a fixed interest rate on the Notes portion of the Credit Facilities which would reduce the cash interest expense exposure to changes in base interest rates.

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

Collision Incident, Mile Marker 97 of the Mississippi River.  The Company and or American Commercial Lines LLC, an indirect wholly-owned subsidiary of the Company, (“ACLLLC”) have been named as defendants in the following putative class action lawsuits, filed in the United States District Court for the Eastern District of Louisiana (collectively the “Class Action Lawsuits”): Austin Sicard et al on behalf of themselves and others similarly situated vs. Laurin Maritime (America) Inc., Whitefin Shipping Co. Limited, D.R.D. Towing Company, LLC, American Commercial Lines, Inc. and the New Orleans-Baton Rouge Steamship Pilots Association, Case No. 08-4012, filed on July 24, 2008; Stephen Marshall Gabarick and Bernard Attridge, on behalf of themselves and others similarly situated vs. Laurin Maritime (America) Inc., Whitefin Shipping Co. Limited, D.R.D. Towing

Company, LLC, American Commercial Lines, Inc. and the New Orleans-Baton Rouge Steamship Pilots Association, Case No. 08-4007, filed on July 24, 2008; and Alvin McBride, on behalf of himself and all others similarly situated v. Laurin Maritime (America) Inc.; Whitefin Shipping Co. Ltd.; D.R.D. Towing Co. LLC; American Commercial Lines Inc.; The New Orleans-Baton Rouge Steamship Pilots Association, Case No. 09-cv-04494 B, filed on July 24, 2009.

The claims in the Class Action Lawsuits stem from the incident on July 23, 2008, involving one of ACLLLC’s tank barges that was being towed by DRD Towing Company L.L.C., an independent towing contractor. The tank barge was involved in a collision with the motor vessel Tintomara, operated by Laurin Maritime, at Mile Marker 97 of the Mississippi River in the New Orleans area. The tank barge was carrying approximately 9,900 barrels of #6 oil, of which approximately two-thirds was released. The tank barge was damaged in the collision and partially sunk. There was no damage to the towboat. The Tintomara incurred minor damage. The Class Action Lawsuits include various allegations of adverse health and psychological damages, disruption of business operations, destruction and loss of use of natural resources, and seek unspecified economic, compensatory and punitive damages for claims of negligence, trespass and nuisance. The Class Action Lawsuits are stayed pending the outcome of the Limitation Actions referenced below. Claims under the Oil Pollution Act of 1990 (“OPA 90”) were recently dismissed without prejudice. There is a separate process for making a claim under OPA 90. Those claims must be brought through the administrative process prior to litigation. We are processing OPA 90 claims properly presented, documented and recoverable. The Company has also received numerous claims for personal injury, property damage and various economic damages, including notification by the National Pollution Funds Center of claims it has received. The Company expects that additional lawsuits may be filed and claims submitted. The Company is in early discussions with the Natural Resource Damage Assessment Group, consisting of various State and Federal agencies, regarding the scope of environmental damage that may have been caused by the incident.

The Company and ACLLLC have also been named as defendants in the following interpleader action: Indemnity Insurance Company of North America v. DRD Towing Company, LLC; DRD Towing Group, LLC; American Commercial Lines, LLC; American Commercial Lines, Inc.; Waits Emmet & Popp, LLC, Daigle, Fisse & Kessenich; Stephen Marshall Gabarick; Bernard Attridge; Austin Sicard; Lamont L. Murphy, individually and on behalf of Murphy Dredging; Deep Delta Distributors, Inc.; David Cvitanovich; Kelly Clark; Timothy Clark, individually and on behalf of Taylor Clark, Bradley Barrosse; Tricia Barrosse; Lynn M. Alfonso, Sr.; George C. McGee; Sherral Irvin; Jefferson Magee; and Acy J. Cooper, Jr., United States District Court, Eastern District of Louisiana, Civil Action 08-4156, Section “I-5,” filed on August 11, 2008. This is an action brought by one of DRD Towing’s insurance carriers seeking court approval of distribution of insurance proceeds, if any.

ACLLLC has filed two actions in the United States District Court for the Eastern District of Louisiana seeking exoneration from or limitation of liability relating to the foregoing incident as provided for in Rule F of the Supplemental Rules for Certain Admiralty and Maritime Claims and in 46 U.S.C. sections 30501, 30505 and 30511. ACLLLC has also filed declaratory judgment actions in the United States District Court for the Eastern District of Louisiana seeking a declaratory judgment against various OPA claimants that it is not liable for certain damages.

The Company participated in the USCG investigation of the matter and participated in the hearings which have concluded. A finding has not yet been announced. The Company has also received inquiries and subpoenas from the United States Attorney’s Office for the Eastern District of Louisiana. The Company is cooperating with the investigation. The Company has made demand on DRD Towing (including its insurers as an additional insured) and Laurin Maritime for cleanup, defense and indemnification. However, there is no assurance that any other party that may be found responsible for the accident will have the insurance or financial resources available to provide such defense and indemnification. The Company has various insurance policies covering pollution, property, marine and general liability. While the Company believes it has satisfactory insurance coverage, when combined with other legal remedies, for the cost of cleanup operations as well as other potential liabilities arising from the incident, there can be no assurance that the actual costs will not exceed the amount of available insurance or that the insurance companies will continue to fund the expenses of cleanup and defense. The Company paid $0.85 million in retention amounts under our insurance policies in the third quarter of 2008. If our insurance companies refuse to continue to fund the cleanup or other liabilities associated with the claims, the Company may have to pay such expenses and seek reimbursement from the insurance companies. Given the preliminary stage of the litigation, the Company is unable to determine the amount of loss, if any, the Company will incur and the impact, if any, the incident and related litigation will have on the financial condition or results of operations of the Company.

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

able to charge for our services. Such loss of demand could also result in tow-size, positioning inefficiencies and negatively impact revenue price/mix/volume as occurred in the six months ended June 30, 2009.

•	Credit availability to our customers and suppliers — We believe that many of our customers and suppliers, particularly customers of our manufacturing segment, rely on liquidity from operative global credit markets. If the markets remain illiquid or available pricing increases dramatically, demand for our products and services may be constricted, necessary services may cost more or even be unavailable to us and we may not be able to enforce contracts or collect on outstanding invoices.

•	Planning risk — Our ability to plan and forecast operating results and capital needs is lessened which could lead to lower operating efficiency.

•	Market risk — We have significant costs associated with our pension plan, the cost of which is dependent on many factors including the return on plan assets. Plan assets declined significantly in 2008. Further declines in plan assets could increase required expense provisions and contributions under the plan. See Note 7 to the condensed consolidated financial statements in the Company’s Form 10-Q for the quarter and six month periods ended June 30, 2009, for disclosures related to our employee benefit plans.

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

Demand for dry cargo barging in North America is significantly affected by the volume of grain exports flowing through ports on the Gulf of Mexico. The volume of grain exports can vary due to, among other things, crop harvest yield levels in the United States and abroad and exchange rates. Overseas grain shortages increase demand for U.S. grain, while worldwide over-production decreases demand for U.S. grain. Other factors, such as domestic ethanol demand and overseas markets’ acceptance of genetically altered products and the exchange rate, may also affect demand for U.S. grain. Fluctuations in demand for U.S. grain exports can lead to temporary barge oversupply, which in turn can lead to reduced freight rates. We cannot assure that historical levels of U.S. grain exports will continue in the future.

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

Almost all of the contracts for Jeffboat production contain steel price adjustments. Although the price of steel has recently declined from peak levels, the price has been volatile in recent years. Due to the steel price adjustments in the contracts, the total price incurred by our customers for new barge construction has also varied. Some customers may consider steel prices when determining to build new barges resulting in fluctuating demand for new barge construction.

Higher fuel prices, if not recouped from our customers, could dramatically increase operating expenses and adversely affect profitability.

For the six months ended June 30, 2009 and 2008, fuel expenses represented 21.2% and 28.3% of transportation revenues respectively. Fuel prices are subject to fluctuation as a result of domestic and international events. Generally, our term contracts contain provisions that allow us to pass through (effectively on approximately a 45 day delay basis) a significant portion of any fuel expense increase to our customers, thereby reducing, but not eliminating, our fuel price risk. Fuel price is a key, but not the only variable in spot market pricing. Therefore, fuel price and the timing of contractual rate adjustments can be a significant source of quarter-over-quarter and year-over-year volatility, particularly in periods of rapidly changing fuel prices. Negotiated spot rates may not fully recover fuel price increases. From time to time we hedge the expected cash flows from anticipated purchases of unprotected gallons through fuel price swaps. We choose how much fuel to hedge depending on the circumstances. However, we may not effectively control our fuel price risk and may incur fuel costs higher than the spot market price. At June 30, 2009 the market value of our fuel price swaps represented a liability of approximately $2.0 million. If there are no further changes in market value prior to settlement dates in 2009 and 2010, this amount would be charged to operations as the fuel is used. The cash impact of the settlement of these losses will be offset by any required cash collateral at the date of settlement. At June 30, 2009 we had approximately $0.8 million in cash collateral.

Our operating margins are impacted by certain low margin Legacy Contracts and by spot rate market volatility for grain volume and pricing.

Our predecessor company emerged from bankruptcy in January 2005. Our largest term contract for the movement of coal predates the emergence and was negotiated at a low margin. Though it contains a fuel adjustment mechanism, the mechanism may not fully recover increases in fuel cost. The majority of our coal moves since bankruptcy and through the 2015 expiration of this contract may be at a low or negative margin due to our inability to fully recover fuel price increases through the contract though we have recently hedged expected 2009 fuel usage at prices that should allow better than breakeven performance against this contract. Additionally, contracts for barge manufacturing by our manufacturing segment negotiated prior to 2006 also commit us to lower margins and more aggressive labor hour forecasts than we have recently achieved. Also, though the contracts contain steel price escalation clauses, only a portion adjust for increases in wage rates which we have experienced since they were signed. We have in recent quarters been able to improve our labor efficiency per ton of steel used in production of brown-water barges. If we are unable to continue to improve our performance against the contract labor hour forecasts, these contracts may reduce margins or inhibit margin improvements in our manufacturing segment. These two concentrations of low margin business were approximately $192 million, $185 million and $178 million of our total revenues in 2006, 2007 and 2008 respectively. The combined Legacy Contract amounts in 2009 are expected to be lower than 2008 excluding the impact of steel escalation. All of our grain shipments since the beginning of 2006 have been under spot market contracts. Spot rates can vary widely from quarter-to-quarter and year-to-year. The available pricing and the volume under such contracts is impacted by many factors including global economic conditions and business cycles, domestic agricultural production and demand, international agricultural production and demand, foreign exchange rates and fluctuation of ocean freight rate spreads between the Gulf of Mexico and the Pacific Northwest. The revenues generated under such contracts, therefore, ultimately may not cover inflation, particularly for wages and fuel, in any given period. We expect that 2009 grain spot rates will be somewhat lower than 2008. These circumstances may reduce the margins we are able to realize on the contract grain movements during 2008. Grain movements were 30%, 22% and 19% of our total transportation segment revenues in 2006, 2007 and 2008 respectively. Current forecasts indicate that a higher percentage of exported grain may move through the Port of New Orleans in 2009 than in 2008 due primarily to more favorable ocean-going freight differentials than in the prior year. Given the current economy we are unable to clearly predict grain volumes, but we expect grain to continue to decline as a percent of revenue in 2009. The Legacy Contracts combined with the potential impact of the grain spot market may lead to declines in our operating margins which could reduce our profitability.

We are subject to adverse weather and river conditions, including marine accidents.

Our barging operations are affected by weather and river conditions. Varying weather patterns can affect river levels, contribute to fog delays and cause ice to form in certain river areas of the United States. For example, the Upper Mississippi River closes annually from approximately mid-December to mid-March, and ice conditions can hamper navigation on the upper reaches of the Illinois River during the winter months. During hurricane season in the summer and early fall we may be subject to revenue loss, business interruptions and equipment and facilities damage, particularly in the Gulf region. In addition, adverse river conditions can result in lock closures as well as affect towboat speed, tow size and loading drafts and can delay barge movements. Terminals may also experience operational interruptions as a result of weather or river conditions. During 2008 the number of idle barge days due to high water conditions, primarily on the Illinois and Arkansas rivers, and due to the impacts of the three hurricanes which hit the Gulf Coast were up more than one and one-half times over the prior year, to almost 42,000 idle barge days. This is equivalent to not generating any revenue from approximately 115 barges for a full year. Idle weather-related barge days declined to more normal levels in the first six months of 2009 compared to 2008. Adverse weather conditions may also affect the volume of grain produced and harvested. In the event of a diminished harvest, the demand for barging services will likely decrease. Additionally, marine accidents involving our or others’ vessels may impact our ability to efficiently operate on the Inland Waterways. Such accidents, particularly those involving spills, can effectively close sections of the Inland Waterways to marine traffic. Our manufacturing segment’s waterfront facility is subject to occasional flooding. Its manufacturing operation, much of which is conducted outdoors, is also subject to weather conditions. As a result, these operations are subject to production schedule delays or added costs to maintain production schedules caused by weather. During 2008 the number of lost production days due to weather conditions was up by 25% over the prior year levels. During the first six months of 2009, unlike in our transportation segment, adverse weather days increased over the same period of the prior year.

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

Global trade agreements, tariffs and subsidies could decrease the demand for imported and exported goods, adversely affecting the flow of import and export tonnage through the Port of New Orleans and other Gulf-coast ports and the demand for barging services.

The volume of goods imported through the Port of New Orleans and other Gulf-coast ports is affected by subsidies or tariffs imposed by U.S. or foreign governments. Demand for U.S. grain exports may be affected by the actions of foreign governments and global or regional economic developments. Foreign subsidies and tariffs on agricultural products affect the pricing of and the demand for U.S. agricultural exports. U.S. and foreign trade agreements can also affect demand for U.S. agricultural exports as well as goods imported into the United States. Similarly, national and international embargoes of the agricultural products of the United States or other countries may affect demand for U.S. agricultural exports. Additionally, the strength or weakness of the U.S. dollar against foreign currencies can impact import and export demand. These events, all of which are beyond our control, could reduce the demand for our services.

Our failure to comply with government regulations affecting the barging industry, or changes in these regulations, may cause us to incur significant expenses or affect our ability to operate.

The barging industry is subject to various laws and regulations, including national, state and local laws and regulations, all of which are subject to amendment or changes in interpretation. In addition, various governmental and quasi-governmental agencies require barge operators to obtain and maintain permits, licenses and certificates and require routine inspections, monitoring, recordkeeping and reporting respecting their vessels and operations. Any significant changes in laws or regulations affecting the inland barge industry, or in the interpretation thereof, could cause us to incur significant expenses. Enacted regulations call for increased inspection of towboats. The United States Coast Guard has been instructed in recent Congressional hearings to complete interpretation of the new regulations. These interpretations could result in boat delays and significantly increased maintenance and upgrade costs for our boat fleet. Furthermore, failure to comply with current or future laws and regulations may result in the imposition of fines and/or restrictions or prohibitions on our ability to operate. Though we work actively with regulators at all levels to avoid inordinate impairment of our operations, regulations and their interpretations may ultimately have a negative impact on the industry. Regulations such as the Transportation Worker Identification Credential provisions of the Homeland Security legislation could have an impact on the ability of domestic ports to efficiently move cargoes. This could ultimately slow operations and increase costs.

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

The Jones Act requires that, to be eligible to operate a vessel transporting non-proprietary cargo on the Inland Waterways, the company that owns the vessel must be at least 75% owned by U.S. citizens at each tier of its ownership. The Jones Act therefore restricts, directly or indirectly, foreign ownership interests in the entities that directly or indirectly own the vessels which we operate on the Inland Waterways. If we at any point cease to be 75% owned by U.S. citizens we may become subject to penalties and risk forfeiture of our Inland Waterways operations. As of June 30, 2009, we believe that we are in compliance with the ownership requirements. The Jones Act continues to be in effect and has historically been supported by the U.S. Congress and the prior administrations. We cannot assure that the Jones Act will not be repealed, further suspended, or amended in the future. If the Jones Act were to be repealed, suspended or substantially amended and, as a consequence, competitors with lower operating costs were to enter the Inland Waterways market, our business likely would be materially adversely affected. In addition, our advantages as a U.S.-citizen operator of Jones Act vessels could be eroded over time as there continue to be periodic efforts and attempts by foreign investors to circumvent certain aspects of the Jones Act.

RISKS RELATED TO OUR BUSINESS

We are named as a defendant in class action lawsuits and we are in receipt of other claims and we cannot predict the outcome of such litigation which may result in the imposition of significant liability.

Several class actions and other litigation and claims are pending relating to a collision on July 23, 2008, involving one of American Commercial Lines LLC’s tank barges that was being towed by DRD Towing and the motor vessel Tintomara, operated by Laurin Maritime, at Mile Marker 97 of the Mississippi River in the New Orleans area. (See “Legal Proceedings”). American Commercial Lines LLC filed an action in the United States District Court for the Eastern District of Louisiana seeking exoneration from or limitation of liability. All lawsuits filed against American Commercial Lines LLC are consolidated in this action. Claims under the Oil Pollution Act of 1990 (“OPA 90”) are also afforded an administrative process to settle such claims. American Commercial Lines LLC was designated a responsible party under OPA 90, and the Company performed the cleanup and is responding to OPA 90 claims. We have made demand on DRD Towing and Laurin Maritime for cleanup, defense and indemnification. However, there is no assurance that DRD Towing and Laurin Maritime or any other party that may be found responsible for the accident will have the insurance or financial resources available to provide such defense and indemnification. We have various insurance policies covering pollution, property, marine and general liability. However, there can be no assurance that our insurance coverage will be adequate. See “Our Insurance May Not Be Adequate to Cover Our Losses” below. We cannot predict the outcome of this litigation which may result in the imposition of significant liability.

We are facing significant litigation which may divert management attention and resources from our business.

We are facing significant litigation and investigations relating to a collision on July 23, 2008, between one of the American Commercial Lines LLC’s tank barges that was being towed by DRD Towing and the motor vessel Tintomara, operated by Laurin Maritime. (See “Legal Proceedings” ). Defense against this litigation and cooperation with investigations may require us to spend a significant amount of time and resources that may otherwise be spent on management of our business. In addition, we may in the future be the target of similar litigation or investigations. This litigation or investigations or additional litigation or investigations may result in substantial costs and divert management’s attention and resources, which may seriously harm our business.

Our insurance may not be adequate to cover our losses.

We may not be adequately insured to cover losses from our operational risks, which could have a material adverse effect on our operations. While we believe that we have satisfactory insurance coverage for pollution, property, marine and general liability, in the event that costs exceed our available insurance or additional liability is imposed on us for which we are unable to seek reimbursement, our business and operations could be materially and adversely affected. We may not be able to continue to procure adequate insurance coverage at commercially reasonable rates in the future, and some claims may not be paid. In the past, stricter environmental regulations and significant environmental incidents have led to higher costs for insurance covering environmental damage or pollution, and new regulations of incidents could lead to similar increases or even make this type of insurance unavailable.

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

Our plans for our capital investment and organic growth in our transportation business are predicated on efficiency improvements which we expect to achieve through a variety of initiatives, including balanced traffic lane density, minimizing empty barge miles, reduction in non-revenue generating stationary days, better power utilization and improved fleeting, among others. We believe that our initiatives will result in improvements in efficiency allowing us to move more tonnage per barge. If we do not fully achieve these efficiencies, or do not achieve them as quickly as we plan, we will need to incur higher repair expenses to maintain fleet size by maintaining older barges or invest new capital as we replace retiring capacity. Either of these options would adversely affect our results of operations.

Our cash flows and borrowing facilities may not be adequate for our additional capital needs and our future cash flow and capital resources may not be sufficient for payments of interest and principal of our substantial indebtedness.

Our operations are capital intensive and require significant capital investment. We intend to fund substantially all of our needs to operate the business and make capital expenditures, including adequate investment in our aging boat and barge fleet, through operating cash flows and borrowings. Capital may not be continuously available to us and may not be available on commercially reasonable terms. We may need more capital than may be available under the terms of the Credit Facilities and therefore we would be required either to (a) seek to increase the availability under the Credit Facilities or (b) obtain other sources of financing. If we incur additional indebtedness, the risk that our future cash flow and capital resources may not be sufficient for payments of interest on and principal of our substantial indebtedness would increase. We may not be able to increase the availability under the Credit Facilities or to obtain other sources of financing on commercially reasonable terms, or at all. If we are unable to obtain additional capital, we may be required to curtail our capital expenditures and we may not be able to invest in our aging boat and barge fleet and to meet our obligations, including our obligations to pay the principal and interest under our indebtedness.

A significant portion of our borrowings are tied to floating interest rates which may expose us to higher interest payments should interest rates increase substantially.

At June 30, 2009, on a pro forma basis after entering into the new Credit Facility and closing the Notes offering we would have had approximately $234.1 million of floating rate debt outstanding, which represented the outstanding balance of the New Credit Facility. Each 100 basis point increase above the LIBOR interest rate in effect at June 30, 2009 would increase our cash interest expense by approximately $2.3 million.

We face the risk of breaching covenants in the Credit Facilities and may not be able to comply with certain incurrence tests in the indenture.

The Credit Facilities and indenture contain financial covenants, including, among others, a limit on the ratio of debt to earnings before interest, taxes, depreciation, and amortization that are effective when remaining availability is less than 17.5% of total availability. Although none of our covenants are currently in effect, based on our current borrowing levels, and, generally are not considered restrictive to our operations were they in effect, our ability to meet the financial covenants can be affected by events beyond our control, and we cannot provide assurance that we will meet those tests. A breach of any of these springing covenants could result in a default. Upon the occurrence of an event of default, all amounts outstanding can be declared immediately due and payable and terminate all commitments to extend further credit. If the repayment of borrowings is accelerated, we cannot provide assurance that we will have sufficient assets to repay our credit.

The loss of one or more key customers, or material nonpayment or nonperformance by one or more of our key customers, could cause a significant loss of revenue and may adversely affect profitability.

In 2008, our largest customer accounted for approximately 5% of our revenue. Our largest ten customers accounted for approximately 27% of our revenue. If we were to lose one or more of our large customers, or if one or more of our large customers were to significantly reduce the amount of barging services they purchase from us and we were unable to redeploy that equipment on similar terms, or if one or more of our key customers fail to pay or perform we could experience a significant loss of revenue.

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

Our services rely heavily on the continuing operation of our information technology and communications systems, particularly our Integrated Barge Information System. We have experienced brief systems failures in the past and may experience brief or substantial failures in the future. Some of our systems are not fully redundant, and our disaster recovery planning does not account for all eventualities. The occurrence of a natural disaster, or other unanticipated problems at our facility at which we maintain and operate our systems could result in lengthy interruptions or delays in our services and damage our reputation with our customers.

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

As of June 30, 2009, approximately 1,130 employees were represented by unions. Most of these unionized employees (approximately 1,105 individuals) are represented by General Drivers, Warehousemen and Helpers, Local Union No. 89, affiliated with the International Brotherhood of Teamsters, Chauffeurs, Warehousemen and Helpers of America (“Teamsters”), at our shipyard facility under a three-year collective bargaining agreement that expires in April 2010. Our remaining unionized employees (approximately 25 positions) are represented by the International Union of United Mine Workers of America, District 12 — Local 2452 at ACL Transportation Services LLC in St. Louis, Missouri under a collective bargaining agreement that expires in December 2010. Although we believe that our relations with our employees and with the recognized labor unions are generally good, we cannot assure that we will not be subject to work stoppages or other labor disruption in the future.

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

Our operations, facilities, properties and vessels are subject to extensive and evolving laws and regulations. These laws pertain to air emissions; water discharges; the handling and disposal of solid and hazardous materials and oil and oil-related products, hazardous substances and wastes; the investigation and remediation of contamination; and health, safety and the protection of the environment and natural resources. Failure to comply with these laws and regulations may trigger a variety of administrative, civil and criminal enforcement measures, including the assessment of civil and criminal penalties, the imposition of remedial obligations, assessment of monetary penalties and the issuance of injunctions limiting or preventing some or all of our operations. As a result, we are involved from time to time in administrative and legal proceedings related to environmental, health and safety matters and have in the past and will continue to incur costs and other expenditures relating to such matters. In addition to environmental laws that regulate our ongoing operations, we are also subject to environmental remediation liability. Under federal and state laws, we may be liable as a result of the release or threatened release of hazardous substances or wastes or other pollutants into the environment at or by our facilities, properties or vessels, or as a result of our current or past operations, including facilities to which we have shipped wastes. These laws, such as the federal Clean Water Act, the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”), the Resource Conservation and Recovery Act (“RCRA”) and OPA 90, typically impose liability and cleanup responsibility without regard to whether the owner or operator knew of or caused the release or threatened release. Even if more than one person may be liable for the release or threatened release, each person covered by the environmental laws may be held wholly responsible for all of the cleanup costs and damages. In addition, third parties may sue the owner or operator of a site or vessel for damage based on personal injury, property damage or other costs and cleanup costs, resulting from environmental contamination. Under OPA 90, owners, operators and bareboat charterers are jointly and severally strictly liable for the discharge of oil within the internal and territorial waters, and the 200-mile exclusive economic zone around the United States. Additionally, an oil spill could result in significant liability, including fines, penalties, criminal liability and costs for natural resource damages. The potential for these releases could increase as we increase our fleet capacity. Most states bordering on a navigable waterway have enacted legislation providing for potentially unlimited liability for the discharge of pollutants within their waters. As of June 30, 2009, we were involved in the several matters relating to the investigation or remediation of locations where hazardous materials have or might have been released or where we or our vendors have arranged for the disposal of wastes. These matters include situations in which we have been named or are believed to be a potentially responsible party under applicable federal and state laws. As of June 30, 2009, we had no significant reserves for these environmental matters. Any cash expenditures required to comply with applicable environmental laws or to pay for any remediation efforts in excess of such reserves or insurance will therefore result in charges to earnings. We may incur future costs related to the sites associated with the environmental issues, and any significant additional costs could adversely affect our financial condition. The discovery of additional sites, the modification of existing laws or regulations or the promulgation of new laws or regulations, more vigorous enforcement by regulators, the imposition of joint and several liability under CERCLA or analogous state laws or OPA 90 and other unanticipated events could also result in a material adverse effect.

We are subject to, and may in the future be subject to disputes or legal or other proceedings that could involve significant expenditures by us.

The nature of our business exposes us to the potential for disputes or legal or other proceedings from time to time relating to labor and employment matters, personal injury and property damage, product liability matters, environmental matters, tax matters, contract disputes and other matters. Specifically, we are subject to claims on cargo damage from our customers and injury claims from our vessel personnel. These disputes, individually or collectively, could affect our business by distracting our management from the operation of our business. If these disputes develop into proceedings, these proceedings, individually or collectively, could involve significant expenditures. We are currently involved in several environmental matters. See “Legal Proceedings — Environmental and Other Litigation”.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company’s American Commercial Lines Inc. 2008 Omnibus Incentive Plan (and prior equity award plans) permits the netting of common stock upon vesting of restricted stock awards to satisfy individual tax withholding requirements. During the quarter ended June 30, 2009, the Company redeemed such shares as presented in the table below.

				Maximum Number
				(or Approximate
			Total Number of	Dollar Value) of
			Shares (or Units)	Shares (or Units) that
	Total Number of	Average Price Paid	Purchased as Part of	May Yet Be
	Shares (or Units)	per Share (or Unit)	Publicly Announced	Purchased Under the
Period	Purchased(1)	(2)	Plans or Programs	Plans or Programs

April 1 to 30, 2009	591	$13.03	N/A	N/A
May 1 to 31, 2009	—	—	N/A	N/A
June 1 to 30, 2009	617	$16.06	N/A	N/A

Total	1,208	$14.58	N/A	N/A

(1)	Shares redeemed to satisfy employee tax requirements.

(2)	Reflects the weighted average fair market value per share redeemed.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of shareholders was held on May 11, 2009. At the meeting, shareholders:

•	Elected seven directors to serve until the next Annual Meeting of Shareholders and until their respective successors are duly elected and qualified.

•	Approved the proposal to effect a reverse stock split of the Company’s common stock at the reverse split ratio of between 1-for-3 and 1-for-10.

•	Ratified the appointment of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ended December 31, 2009.

	For	Against	Withhold

Clayton K.Yeutter	28,798,727	10,456,818	—
Eugene I. Davis	28,305,444	10,950,101	—
Michael P. Ryan	38,897,202	358,343	—
Richard L. Huber	38,881,251	374,294	—
Nils E. Larsen	37,569,294	1,686,251	—
Emmanuel L. Rouvelas	38,683,286	572,259	—
R. Christopher Weber	38,682,190	573,355	—

				Broker
	For	Against	Abstain	Non-Votes

Approval to effect a reverse stock split of the Company’s common stock at a reverse split ratio of between 1-for-3 and 1-for 10	25,763,587	13,473,796	18,159	—
Ratification of Independent Registered Public Accounting Firm	38,714,512	534,754	6,279	—

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS.

Exhibit
No.		Description

3.1		Certificate of Amendment to Certificate of Incorporation of American Commercial Lines Inc. (Incorporated by reference from the Current Report on Form 8-K filed by the Company on May 26, 2009).
10.1		2009 Annual Incentive Plan (Incorporated by reference from the Current Report on Form 8-K filed by the Company on April 3, 2009).
10.2		Form of Non-Qualified Stock Option Agreement for Executives (Incorporated by reference from the Current Report on Form 8-K filed by the Company on April 3, 2009).
10.3		Form of Restricted Stock Unit Agreement (Incorporated by reference from the Current Report on Form 8-K filed by the Company on April 3, 2009).
10.4		Form of Performance Based Restricted Stock Unit Agreement (Incorporated by reference from the Current Report on Form 8-K filed by the Company on April 3, 2009).
10	.5*	Confidential Severance Agreement and Release, dated as of June 30, 2009, between American Commercial Lines Inc. and W.N. Whitlock.
10	.6*	Consulting Agreement, dated as of June 30, 2009, between American Commercial Lines Inc. and W.N. Whitlock.
31	.1*	Certification by Michael P. Ryan, Chief Executive Officer, required by Rule 13a-14(a) of the Securities Exchange Act of 1934.
31	.2*	Certification by Thomas R. Pilholski, Senior Vice President and Chief Financial Officer, required by Rule 13a-14(a) of the Securities Exchange Act of 1934.
32	.1*	Certification by Michael P. Ryan, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.
32	.2*	Certification by Thomas R. Pilholski, Senior Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.

*	Filed herewith.

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
Thomas R. Pilholski
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: August 7, 2009

INDEX TO EXHIBITS

Exhibit
No.		Description

3.1		Certificate of Amendment to Certificate of Incorporation of American Commercial Lines Inc. (Incorporated by reference from the Current Report on Form 8-K filed by the Company on May 26, 2009).
10.1		2009 Annual Incentive Plan (Incorporated by reference from the Current Report on Form 8-K filed by the Company on April 3, 2009).
10.2		Form of Non-Qualified Stock Option Agreement for Executives (Incorporated by reference from the Current Report on Form 8-K filed by the Company on April 3, 2009).
10.3		Form of Restricted Stock Unit Agreement (Incorporated by reference from the Current Report on Form 8-K filed by the Company on April 3, 2009).
10.4		Form of Performance Based Restricted Stock Unit Agreement (Incorporated by reference from the Current Report on Form 8-K filed by the Company on April 3, 2009).
10	.5*	Confidential Severance Agreement and Release, dated as of June 30, 2009, between American Commercial Lines Inc. and W.N. Whitlock.
10	.6*	Consulting Agreement, dated as of June 30, 2009, between American Commercial Lines Inc. and W.N. Whitlock.
31	.1*	Certification by Michael P. Ryan, Chief Executive Officer, required by Rule 13a-14(a) of the Securities Exchange Act of 1934.
31	.2*	Certification by Thomas R. Pilholski, Senior Vice President and Chief Financial Officer, required by Rule 13a-14(a) of the Securities Exchange Act of 1934.
32	.1*	Certification by Michael P. Ryan, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.
32	.2*	Certification by Thomas R. Pilholski, Senior Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.

*	Filed herein

+	Management contract or compensatory plan or arrangement