Form 10-Q
period 2009-09-30
AMERICAN COMMERCIAL LINES INC.
filed 2009-11-06
CIK 1324479

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑     No ☐

As of October 29, 2009, there were 12,717,774 shares of the registrant’s common stock, par value $.01 per share, issued and outstanding.

AMERICAN COMMERCIAL LINES INC
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AMERICAN COMMERCIAL LINES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Quarter Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
		(Unaudited)
		(In thousands, except shares and per share amounts)

Revenues
Transportation and Services	$151,769	$256,456	$467,159	$689,995
Manufacturing	64,198	57,219	170,348	216,890

Revenues	215,967	313,675	637,507	906,885

Cost of Sales
Transportation and Services	130,562	203,469	416,316	585,205
Manufacturing	57,172	53,537	147,497	201,441

Cost of Sales	187,734	257,006	563,813	786,646

Gross Profit	28,233	56,669	73,694	120,239
Selling, General and Administrative Expenses	19,580	20,110	59,434	60,614

Operating Income	8,653	36,559	14,260	59,625

Other Expense (Income)
Interest Expense	10,480	7,469	30,833	20,189
Debt Retirement Expenses	17,659	—	17,659	2,379
Other, Net	(328)	(401)	(809)	(1,547)

Other Expenses	27,811	7,068	47,683	21,021

(Loss) Income from Continuing Operations
Before Taxes	(19,158)	29,491	(33,423)	38,604
Income Taxes (Benefit)	(6,991)	11,136	(12,202)	14,582

(Loss) Income from Continuing Operations	(12,167)	18,355	(21,221)	24,022
Discontinued Operations, Net of Tax	(5)	(7)	(177)	296

Net (Loss) Income	$(12,172)	$18,348	$(21,398)	$24,318

Basic (Loss) Earnings Per Common Share:
(Loss) Income from continuing operations	$(0.96)	$1.45	$(1.67)	$1.91
(Loss) Income from discontinued operations, net of tax	—	—	(0.01)	0.02

Basic (Loss) Earnings Per Common Share	$(0.96)	$1.45	$(1.68)	$1.93

(Loss) Earnings Per Common Share — Assuming Dilution:
(Loss) Income from continuing operations	$(0.96)	$1.44	$(1.67)	$1.89
(Loss) Income from discontinued operations, net of tax	—	—	(0.01)	0.02

(Loss) Earnings Per Common Share — Assuming Dilution:	$(0.96)	$1.44	$(1.68)	$1.91

Weighted Average Shares Outstanding
Basic	12,715,120	12,657,771	12,705,308	12,598,909

Diluted	12,715,120	12,714,207	12,705,308	12,723,276

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN COMMERCIAL LINES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2009	2008
	(Unaudited)
	(In thousands, except shares and per share amounts)

ASSETS
Current Assets
Cash and Cash Equivalents	$1,824	$1,217
Cash, Restricted	23,000	—
Accounts Receivable, Net	91,986	138,695
Inventory	46,658	69,635
Deferred Tax Asset	3,829	5,173
Assets Held for Sale	2,222	4,577
Prepaid and Other Current Assets	22,847	39,002

Total Current Assets	192,366	258,299
Properties, Net	525,157	554,580
Investment in Equity Investees	4,251	4,039
Other Assets	45,086	22,333

Total Assets	$766,860	$839,251

LIABILITIES
Current Liabilities
Accounts Payable	$36,241	$67,719
Accrued Payroll and Fringe Benefits	17,094	25,179
Deferred Revenue	14,796	13,986
Accrued Claims and Insurance Premiums	17,647	22,819
Accrued Interest	6,910	1,237
Current Portion of Long Term Debt	784	1,420
Customer Deposits	3,731	6,682
Other Liabilities	29,128	43,522

Total Current Liabilities	126,331	182,564
Long Term Debt	412,994	418,550
Pension and Post Retirement Liabilities	44,450	44,140
Deferred Tax Liability	27,393	30,389
Other Long Term Liabilities	4,403	4,899

Total Liabilities	615,571	680,542

STOCKHOLDERS’ EQUITY
Common stock; authorized 50,000,000 shares at $.01 par value; 15,894,908 and 15,813,746 shares issued and outstanding as of September 30, 2009 and December 31, 2008, respectively	159	158
Treasury Stock 3,178,087 and 3,150,906 shares at September 30, 2009 and December 31, 2008, respectively	(313,302)	(312,886)
Other Capital	298,071	293,493
Retained Earnings	174,522	195,920
Accumulated Other Comprehensive Loss	(8,161)	(17,976)

Total Stockholders’ Equity	151,289	158,709

Total Liabilities and Stockholders’ Equity	$766,860	$839,251

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN COMMERCIAL LINES INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine Months Ended September 30,
	2009	2008
	(Unaudited)
	(In thousands)

OPERATING ACTIVITIES
Net (Loss) Income	$(21,398)	$24,318
Adjustments to Reconcile Net (Loss) Income to Net Cash
Provided by Operating Activities:
Depreciation and Amortization	40,664	38,760
Debt Retirement Costs	17,659	2,379
Interest Accretion and Debt Issuance Cost Amortization	5,818	1,524
Deferred Taxes	(7,231)	11,317
(Gain) Loss on Property Dispositions/Impairment of Assets Held for Sale	(17,431)	99
Contributions to Defined Benefit Plans	(1,510)	—
Share-Based Compensation	6,672	7,299
Other Operating Activities	5,716	(472)
Changes in Operating Assets and Liabilities:
Accounts Receivable	46,710	(14,433)
Inventory	24,148	(5,295)
Other Current Assets	18,631	(3,796)
Accounts Payable	(22,692)	(5,575)
Accrued Interest	5,673	(1,560)
Other Current Liabilities	(17,638)	20,856

Net Cash Provided by Operating Activities	83,791	75,421
INVESTING ACTIVITIES
Property Additions	(18,404)	(55,439)
Investment in Summit Contracting	—	(8,462)
Proceeds from Property Dispositions	27,625	3,515
Other Investing Activities	(2,491)	(896)

Net Cash Provided by (Used in) Investing Activities	6,730	(61,282)
FINANCING ACTIVITIES
Former Revolving Credit Facility Repayments	(418,550)	(6,300)
Current Revolving Credit Facility Borrowings	212,994	—
Restricted Cash	(23,000)	—
2017 Senior Note Borrowings	200,000	—
Discount on 2017 Senior Note Borrowings	(9,638)	—
Bank Overdrafts on Operating Accounts	(8,784)	(3,893)
Debt Amendment Fees	(40,427)	(4,058)
Tax (Expense) Benefit of Share-Based Compensation	(2,093)	3,486
Exercise of Stock Options	—	995
Acquisition of Treasury Stock	(416)	(3,348)

Net Cash Used in Financing Activities	(89,914)	(13,118)
Net Increase in Cash and Cash Equivalents	607	1,021
Cash and Cash Equivalents at Beginning of Period	1,217	5,021

Cash and Cash Equivalents at End of Period	$1,824	$6,042

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN COMMERCIAL LINES INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

						Accumulated
						Other
	Common Stock		Treasury	Other	Retained	Comprehensive
	Shares	Amount	Stock	Capital	Earnings	Loss	Total
				(Unaudited)
			(Shares and dollars in thousands)

Balance at December 31, 2008	50,651	$633	$(312,886)	$293,018	$195,920	$(17,976)	$158,709
Reverse Stock Split	(37,988)	(477)	—	477	—	—	—
Amortization of Restricted Stock, Stock Options, Performance Shares and Restricted Stock Units	—	—	—	6,672	—	—	6,672
Tax (Expense) Benefit of Share-based Compensation	—	—	—	(2,093)	—	—	(2,093)
Issuance of Restricted Stock Units and Performances Shares	81	3	—	(3)	—	—	—
Acquisition of Treasury Stock	(27)	—	(416)	—	—	—	(416)
Comprehensive Income:
Net Loss	—	—	—	—	(21,398)	—	(21,398)
Unrealized gain on fuel swaps designated as cash flow hedging instrument, net of tax	—	—	—	—	—	9,816	9,816
Other	—	—	—	—	—	(1)	(1)

Total Comprehensive (Loss) Income	—	$—	$—	$—	$(21,398)	$9,815	$(11,583)

Balance at September 30, 2009	12,717	$159	$(313,302)	$298,071	$174,522	$(8,161)	$151,289

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. As such, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The condensed consolidated balance sheet as of December 31, 2008, has been derived from the audited consolidated balance sheet at that date. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Some of the significant estimates underlying these financial statements include percentages of completion on certain vessels produced by the manufacturing segment, reserves for doubtful accounts and obsolete and slow moving inventories, amounts of pension and post-retirement liabilities, incurred but not reported medical claims, insurance claims and related receivable amounts, deferred tax liabilities, assets held for sale, environmental liabilities, valuation allowances related to deferred tax assets, expected forfeitures of share-based compensation, estimates of future cash flows used in impairment evaluations, liabilities for unbilled marine repair, harbor and towing services, estimated sub-lease recoveries and depreciable lives of long-lived assets.

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

Derivative instruments are accounted for in accordance with Accounting Standards Codification (“ASC”) Section 815, which requires all financial derivative instruments to be recorded on the consolidated balance sheet at fair value.

Derivatives not designated as hedges must be adjusted through income. If a derivative is designated as a hedge, depending on the nature of the hedge, changes in its fair value that are considered to be effective, as defined, either offset the change in fair value of the hedged assets, liabilities, or firm commitments through income, or are recorded in Other Comprehensive Income until the hedged item is recorded in income. Any portion of a change in a

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

derivative’s fair value that is considered to be ineffective, or is excluded from the measurement of effectiveness, is recorded immediately in income. The fair value of financial instruments is generally determined based on quoted market prices in active markets for the instruments, which is defined as a Level 1 measurement under ASC Section 820, more fully discussed below.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued standards now contained in ASC Section 820, “Fair Value Measurements and Disclosures” which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The standard defines fair value as the price received to sell an asset or paid to transfer a liability in an orderly transaction between market participants (knowledgeable, independent, able, willing parties) at any measurement date. The standard assumes highest and best use defined from the perspective of a market participant. Transactions costs are excluded from fair value. The standard creates a hierarchy of fair value determination where Level 1 is active market quotes for identical assets, Level 2 is active market quotes for similar assets and Level 3 is for fair value determined through unobservable inputs. Fair value must account for risk (those inherent in the valuation process, risk that an obligation may not be fulfilled) and for any restriction on an asset if a market participant would consider them in valuation. This Statement does not eliminate the practicability exceptions to fair value measurements in many other accounting pronouncements. Certain provisions of the standard became effective for the Company on January 1, 2008. The impact of adopting this standard did not have a significant impact on the Company’s 2008 financial statements. Certain requirements of the standard related to non-financial assets and liabilities were not required for the Company until January 1, 2009. Adoption of those requirements did not have a material impact on the Company in 2009.

In September 2006, the FASB issued guidance now contained in ASC Section 715, “Compensation — Retirement Benefits”. The standard requires plan sponsors of defined benefit pension and other postretirement benefit plans (collectively, “postretirement benefit plans”) to recognize the funded status of their postretirement benefit plans in the consolidated balance sheet, measure the fair value of plan assets and benefit obligations as of the date of the fiscal year-end consolidated balance sheet, and provide additional disclosures. Most of the provisions of the revised standard were previously adopted with the impacts as disclosed in previous filings. The standard also required, beginning in 2008, a change in the measurement date of its postretirement benefit plans to December 31 versus the September 30 measurement date used previously. This provision was adopted as of January 1, 2008 and resulted in a charge of $828 ($518 after-tax). This amount was recorded as an adjustment to retained earnings in January 2008.

In December 2007, the FASB issued guidance now contained in ASC Section 805, “Business Combinations”. This revision to accounting standards applies to all transactions or other events in which an entity obtains control of one or more businesses. It does not apply to formation of a joint venture, acquisition of an asset or a group of assets that does not constitute a business, or a combination between entities or businesses under common control. This guidance was effective for the Company beginning January 1, 2009. The standard retains the fundamental requirements contained in previously existing standards that the acquisition method of accounting (which was previously called the purchase method) be used for all business combinations. The revised standard also retains the previous guidance for identifying and recognizing intangible assets separately from goodwill. The revised standard requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement, replacing previous guidance’s cost-allocation process. The revised standard requires acquisition-related costs and restructuring costs that the acquirer expected but was not obligated to incur to be recognized separately from the acquisition. It also requires entities to measure the non-controlling interest in the acquiree at fair value and will result in recognizing the goodwill attributable to the non-controlling interest in addition to that attributable to the acquirer. This Statement requires an acquirer to recognize assets acquired and liabilities assumed arising from contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. The Company has not made any acquisitions subject to the new standard but will apply the provisions of the standard to future acquisitions, as required.

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In December 2007, the FASB issued guidance now contained in ASC Section 810, “Consolidation”. The revised guidance requires that the ownership interests in subsidiaries held by third parties be presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. The amount of consolidated net income attributable to the parent and to the non-controlling interest must be clearly identified and presented on the face of the consolidated statement of income. Changes in a parent’s ownership interest while the parent retains its controlling financial interest must be accounted for as equity transactions. The revised guidance requires that entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. The revised guidance was effective January 1, 2009 for the Company. The Company has no significant subsidiaries with non-controlling interests held by third parties. Therefore, the adoption of this standard did not have a significant impact on our financial statements.

In December 2007, the FASB issued guidance now contained in ASC Section 815, “Derivatives and Hedging” which requires expanded disclosure surrounding derivative instruments and hedging activities. This guidance encourages, but does not require, comparative disclosures for earlier periods at initial adoption. This guidance was effective January 1, 2009 for the Company. We have adopted the guidance and the revised disclosure requirements are included herein.

In May 2009, the FASB issued guidance now contained in ASC Section 855, “Subsequent Events”. This guidance establishes principles and requirements for subsequent events. The ASC specifies the period after the balance sheet date during which management of a reporting entity shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements. The ASC also specifies the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date. In the case of public entities the period is defined as the period up until the issuance of the financial statements. Subsequent events are of two types. The first type consists of events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements (that is, recognized subsequent events). The second type consists of events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date (that is, non-recognized subsequent events). Other than the requirement to disclose the date through which subsequent events were considered the revised guidance has not significantly impacted the Company’s financial statements. The guidance was effective for fiscal periods ending after June 15, 2009, and has been adopted by the Company.

In July 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-01, which includes the previously issued SFAS No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (“SFAS 168”) in its entirety, including the accounting standards update instructions contained in Appendix B of the Statement. With the ASU’s issuance the ASC became the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date the codification superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the codification became non-authoritative. Following this ASU, the FASB will not issue new standards in the form of statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, it will issue ASUs. The Board will not consider ASUs as authoritative in their own right. ASUs will serve only to update the codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the codification. This standard does not change existing standards except as to the designation of the GAAP hierarchy.

Subsequent to July 2009, the FASB has issued additional ASU’s. Several were technical corrections to the codification. ASU’s considered to have a potential impact on the Company where the impact is not yet determined are discussed as follows.

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ASU No. 2009-05, issued in August 2009, represents an amendment to ASC Section 820, “Fair Value Measurements and Disclosures” concerning measuring liabilities at fair value. The update clarifies that in circumstances where there is not a quoted price in an active market for an identical liability, fair value of a liability is to be measured using one or more of the following techniques: use of a quoted price of an identical liability when traded as an asset, use of a quoted price for a similar liability or a similar liability traded as an asset or another valuation technique consistent with ASC Section 820 such as an income approach (present valuation) or a market approach. The ASU is effective in the first reporting period after its issuance. It is not anticipated that this ASU will have a material impact on the Company.

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

As authorized by the Company’s shareholders at the annual meeting in May 2009 the Board of Directors declared a one-for-four reverse stock split effective May 26, 2009 for stockholders of record at the close of business on Monday, May 25, 2009. As a result of the reverse stock split, each four shares of common stock were combined into one share of common stock and the total number of shares of common stock outstanding (excluding treasury shares) was reduced from approximately 50.9 million shares to approximately 12.7 million shares. Share and per share data for all periods presented herein have been adjusted to reflect the impact of the reverse stock split.

Under the terms of the Company’s share-based compensation plans, shares of ACL Common Stock are acquired from time to time as a result of cashless exercises of share-based awards. Shares are acquired at market value and are equal to the statutory withholding taxes applicable at the time of exercise.

Accumulated other comprehensive (loss) income as of September 30, 2009, and December 31, 2008, consists of the following.

	Sept. 30,	Dec. 31,
	2009	2008

Minimum pension liability, net of $7,251 tax benefit	$(12,098)	$(12,098)
Minimum post retirement liability, net of $987 tax provision	1,646	1,646
Gain (loss) on fuel hedge, net of tax benefit of $624 and $5,755, respectively	2,291	(7,524)

	$(8,161)	$(17,976)

Total comprehensive income changed by $3,530 in the three months ended September 30, 2009, due to the change in the amount of the deferred gain (loss) on fuel hedges.

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

In the third quarter ended September 30, 2009, average outstanding stock options were 504,506 and average outstanding restricted stock units were 342,820. There were no average outstanding performance share units

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

considered to be probable of vesting. Due to the net loss in the quarter and nine months ended September 30, 2009, any potentially dilutive securities have been excluded from the computation as they have an anti-dilutive impact.

Each year since 2006 performance share units have been awarded to certain senior management personnel. Each grant of units contains specific cumulative three-year-term performance-based criteria which must be met as a condition of award vesting. At the end of each period for which these awards represent potentially dilutive securities, the cumulative performance against the criteria of each outstanding award is separately evaluated based on cumulative performance applicable to each award. The probability of each award’s vesting then is used to determine if the grant should be included in the computation of diluted earnings per share. Awards prior to 2009 were either fully vested or fully forfeited based on achievement of that award’s cumulative target. Prior to the 2009 awards, the Compensation Committee of the Board of Directors revised the conditions for vesting, allowing for graded vesting of grants for 2009 and beyond. The new conditions of vesting provide that if performance against the established three-year target is below an 80% achievement level none of the units vest, with 50% vesting at 80% achievement, 75% vesting at 100% achievement and 100% vesting at 120% achievement of the three-year performance criteria. The 2006 awards were forfeited at the conclusion of the performance period in 2009. None of the awards in 2007, 2008 or 2009 are considered probable to vest based on cumulative performance to date.

The weighted average number of shares used in computing basic and diluted earnings per common share from the net income as presented on the face of the condensed consolidated statements of operations is as follows.

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Weighted average common shares outstanding (used to calculate basic earnings per share)	12,715,120	12,657,771	12,705,308	12,598,909
Shares if all dilutive potential common shares outstanding during the period were exercised	0	56,436	0	124,367

Shares used to calculate diluted EPS	12,715,120	12,714,207	12,705,308	12,723,276

Note 4.	Debt

	September 30,	December 31,
	2009	2008

Revolving Credit Facility	$212,994	$418,550
2017 Senior Notes	200,000	—
Elliott Bay Note	114	750
Summit Contracting Note	670	670

Total Debt	413,778	419,970
Less Current Portion of Long Term Debt	784	1,420

Long Term Debt	$412,994	$418,550

On June 26, 2008, the Company entered into an amendment to its then-existing revolving credit facility. The amendment eased certain financial covenants, increased the leverage ratio as defined in the revolving credit agreement from 3.0 times EBITDA at June 30, 2008, to 3.75 times EBITDA and decreased the fixed charge coverage ratio as defined in the revolving credit agreement from 1.50 times to 1.25 times until maturity. The amendment also adjusted the maturity date of the credit facility from April 2012 to March 2009 and decreased the total revolving loan commitments from $600,000 to $550,000. The revolving credit facility called for interest at LIBOR plus a margin or at the prime rate plus a margin based on the consolidated leverage ratio as defined in the

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amended credit agreement. The amendment increased the defined interest rate margins under the credit facility by 100 basis points. The Company paid an amendment fee and incurred other costs related to the amendment.

On February 20, 2009, the Company signed an amendment (“Amendment No. 6”) to the then-existing credit facility extending the maturity to March 31, 2011. The extended facility initially provided a total of $475,000 in credit availability. The facility was set to reduce credit availability to $450,000 on December 31, 2009, and to $400,000 on December 31, 2010. Available liquidity under the Amendment No. 6 at June 30, 2009, was approximately $66 million. Fees for Amendment No. 6 totaled approximately $21,200. These fees were initially capitalized and were included in Other Assets at the date of the transaction in the condensed consolidated balance sheet and were being amortized over the life of the amended facility. Amendment No. 6 contained more stringent covenants as to fixed charge coverage and consolidated leverage ratio and placed limitations on annual capital expenditures. The facility initially bore interest at a LIBOR floor of 3% plus a 550 basis point spread. Per the agreement the spread rate was set to increase by 50 basis points every nine months during the term of the agreement.

On July 7, 2009, CBL, a direct wholly owned subsidiary of ACL, issued $200 million aggregate principal amount of senior secured second lien 12 1/2% notes due July 15, 2017, (the “Notes”). The issue price was 95.181% of the principal amount of the Notes. The Notes are guaranteed by ACL and by certain of CBL’s existing and future domestic subsidiaries. Simultaneously with CBL’s issuance of the notes, ACL closed a new four year $390 million senior secured first lien asset-based revolving credit facility (the “Credit Facility”) also guaranteed by CBL, ACL and certain other direct wholly owned subsidiaries of CBL. Proceeds from the Notes, together with borrowings under the Credit Facility, were used to repay ACL’s existing credit facility, to pay certain related transaction costs and expenses and for general corporate purposes.

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

In the third quarter of 2009 the Company wrote-off $17,659 representing the unamortized balance of debt issuance costs related to the prior revolving credit facility.

During all periods presented the Company has been in compliance with the respective covenants contained in its credit agreements.

The Elliott Bay note bears interest at 5.5% per annum and the remaining amount at September 30, 2009, is payable on final resolution of potential holdbacks expected to be resolved in less than one year. A payment of $450 was made on this note during the quarter ended March 31, 2009. The Summit Contracting note bears interest at 6.0% per annum and is payable during the Company’s fourth quarter 2009. These notes were part of the consideration given in the purchase of the entities.

Note 5.	Inventory

Inventory is carried at the lower of cost (based on a weighted average method) or market and consists of the following.

	September 30,	December 31,
	2009	2008

Raw Materials	$7,727	$20,648
Work in Process	17,108	21,359
Parts and Supplies	21,823	27,628

	$46,658	$69,635

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6.	Income Taxes

ACL’s operating entities include three single member limited liability companies and one corporation that are owned by a corporate parent, which is subject to U.S. federal and state income taxes on a combined basis.

The effective tax rate on income from continuing operations before income taxes was 36.5% and 37.8% for the three months ended September 30, 2009 and 2008, respectively, and was 36.5% and 37.8% for the nine months ended September 30, 2009 and 2008, respectively. These rates approximate the U.S. federal and state statutory rates after considering the deductibility of state income taxes.

Note 7.	Employee Benefit Plans

A summary of the Company’s pension and post-retirement plan components follows.

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Pension Components:
Service cost	$1,400	$1,327	$4,026	$3,981
Interest cost	2,408	2,356	7,458	7,068
Expected return on plan assets	(3,009)	(2,971)	(9,285)	(8,913)
Amortization of unrecognized losses	16	14	42	42

Net periodic benefit cost	$815	$726	$2,241	$2,178

Post-retirement Components:
Service cost	$(5)	$27	$15	$81
Interest cost	66	136	312	408
Amortization of net gain	(336)	(61)	(552)	(183)

Net periodic benefit cost	$(275)	$102	$(225)	$306

As of January 1, 2008, ACL recorded a charge of $828 ($518 net of tax) to opening retained earnings for the conversion of the pension and post-retirement plan years from a September 30 measurement date to a December 31 measurement date as required by the transition provisions contained in ASC Section 715, “Compensation — Retirement Benefits”.

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

	Reportable Segments		All Other	Intersegment
	Transportation	Manufacturing	Segments(1)	Eliminations	Total

Quarter ended September 30, 2009
Total revenue	$142,231	$68,304	$9,656	$(4,224)	$215,967
Intersegment revenues	106	4,106	12	(4,224)	—

Revenue from external customers	142,125	64,198	9,644	—	215,967
Operating expense
Materials, supplies and other	58,939	—	—	—	58,939
Rent	5,379	—	—	—	5,379
Labor and fringe benefits	28,249	—	—	—	28,249
Fuel	28,134	—	—	—	28,134
Depreciation and amortization	12,068	—	—	—	12,068
Taxes, other than income taxes	3,329	—	—	—	3,329
Gain on disposition of equipment	(18,333)	—	—	—	(18,333)
Cost of goods sold	—	57,172	12,797	—	69,969

Total cost of sales	117,765	57,172	12,797	—	187,734
Selling, general & administrative	14,444	2,853	2,283	—	19,580

Total operating expenses	132,209	60,025	15,080	—	207,314

Operating income (loss)	$9,916	$4,173	$(5,436)	$—	$8,653

	Reportable Segments		All Other	Intersegment
	Transportation	Manufacturing	Segments(1)	Eliminations	Total

Quarter ended September 30, 2008
Total revenue	$244,100	$58,426	$13,181	$(2,032)	$313,675
Intersegment revenues	117	1,207	708	(2,032)	—

Revenue from external customers	243,983	57,219	12,473	—	313,675
Operating expense
Materials, supplies and other	83,087	—	—	—	83,087
Rent	5,772	—	—	—	5,772
Labor and fringe benefits	30,306	—	—	—	30,306
Fuel	59,590	—	—	—	59,590
Depreciation and amortization	11,338	—	—	—	11,338
Taxes, other than income taxes	3,473	—	—	—	3,473
Gain on disposition of equipment	(360)	—	—	—	(360)
Cost of goods sold	—	53,537	10,263	—	63,800

Total cost of sales	193,206	53,537	10,263	—	257,006
Selling, general & administrative	16,757	649	2,704	—	20,110

Total operating expenses	209,963	54,186	12,967	—	277,116

Operating income (loss)	$34,020	$3,033	$(494)	$—	$36,559

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Reportable Segments		All Other	Intersegment
	Transportation	Manufacturing	Segments(1)	Eliminations	Total

Nine Months ended September 30, 2009
Total revenue	$443,690	$184,159	$23,878	$(14,220)	$637,507
Intersegment revenues	297	13,811	112	(14,220)	—

Revenue from external customers	443,393	170,348	23,766	—	637,507
Operating expense
Materials, supplies and other	170,440	—	—	—	170,440
Rent	16,334	—	—	—	16,334
Labor and fringe benefits	86,492	—	—	—	86,492
Fuel	92,052	—	—	—	92,052
Depreciation and amortization	36,622	—	—	—	36,622
Taxes, other than income taxes	10,508	—	—	—	10,508
Gain on disposition of equipment	(20,630)	—	—	—	(20,630)
Cost of goods sold	—	147,497	24,498	—	171,995

Total cost of sales	391,818	147,497	24,498	—	563,813
Selling, general & administrative	48,233	4,008	7,193	—	59,434

Total operating expenses	440,051	151,505	31,691	—	623,247

Operating income (loss)	$3,342	$18,843	$(7,925)	$—	$14,260

	Reportable Segments		All Other	Intersegment
	Transportation	Manufacturing	Segments(1)	Eliminations	Total

Nine Months ended September 30, 2008
Total revenue	$666,564	$219,083	$25,272	$(4,034)	$906,885
Intersegment revenues	573	2,193	1,268	(4,034)	—

Revenue from external customers	665,991	216,890	24,004	—	906,885
Operating expense
Materials, supplies and other	237,906	—	—	—	237,906
Rent	17,708	—	—	—	17,708
Labor and fringe benefits	86,343	—	—	—	86,343
Fuel	179,100	—	—	—	179,100
Depreciation and amortization	35,477	—	—	—	35,477
Taxes, other than income taxes	11,382	—	—	—	11,382
Gain on disposition of equipment	(644)	—	—	—	(644)
Cost of goods sold	—	201,441	17,933	—	219,374

Total cost of sales	567,272	201,441	17,933	—	786,646
Selling, general & administrative	51,597	2,409	6,608	—	60,614

Total operating expenses	618,869	203,850	24,541	—	847,260

Operating income (loss)	$47,122	$13,040	$(537)	$—	$59,625

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	Financial data for segments that are below the reporting thresholds are attributable to segments that provide naval architectural and design, civil construction and environmental consulting services.

Note 9.	Financial Instruments and Risk Management

ACL has fuel price risk not covered by contract escalation clauses, for certain legacy contracts which contain fuel escalation clauses which do not fully recover increases in fuel and in time periods from the date of price changes until the next monthly or quarterly contract reset. From time to time ACL has utilized derivative instruments to manage volatility in addition to contracted rate adjustment clauses. Most recently, beginning in December 2007, the Company began entering into fuel price swaps with commercial banks. In the quarter and nine months ended September 30, 2009, settlements occurred on contracts for 4,750,000 gallons and 11,015,000 gallons, respectively. For the same periods net losses of $2,377 and $12,196, respectively, were recorded as an increase to fuel expense, a component of cost of sales, as the fuel was used. These derivative instruments have been designated and accounted for as cash flow hedges, and to the extent of their effectiveness, changes in fair value of the hedged instrument will be accounted for through other comprehensive income until the fuel hedged is used at which time the gain or loss on the hedge instruments will be recorded as fuel expense (cost of sales). Hedge ineffectiveness is expensed as incurred. Hedge ineffectiveness was not significant in the third quarter or in the nine month period ended September 30, 2009.

		Fair Value of
		Measurements at
		Reporting Date Using
		Markets for Identical
Description	9/30/2009	Assets (Level 1)

Fuel Price Swaps	$1,667	$1,667

At September 30, 2009, the $1,667 receivable representing the fair value of the fuel price swaps is recorded as a current asset and as a net of tax deferred gain in other comprehensive income in the condensed consolidated balance sheet less hedge ineffectiveness. The fair value of the fuel price swaps is based on quoted market prices. The fuel price swap contracts extend through January 2011. Substantially all of the deferred gain is expected to be reclassified into earnings in the next twelve months.

The Company also has an agreement with one commercial bank to pay cash collateral in increments of $100 when there is a loss exposure. At September 30, 2009, ACL had advanced $200 in cash collateral which is recorded in prepaid and other current assets in the condensed consolidated balance sheet. The cash collateral was required for $190 of fuel price swaps under this arrangement at September 30, 2009. None of the Company’s other counter-parties require cash collateral at this time

	Gallons	Dollars

Fuel Price Swaps at December 31, 2008	10,175	$13,279
1st Quarter 2009 Fuel Hedge Expense	(2,795)	(4,857)
1st Quarter 2009 Changes	2,975	1,147
2nd Quarter 2009 Fuel Hedge Expense	(3,470)	(4,962)
2nd Quarter 2009 Changes	1,530	(2,627)
3rd Quarter 2009 Fuel Hedge Expense	(4,750)	(2,377)
3rd Quarter 2009 Changes	16,680	(1,270)

Fuel Price Swaps at September 30, 2009	20,345	$(1,667)

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10.	Acquisition, Dispositions and Impairment

Acquisition — On May 15, 2007, the Company acquired 3,000 convertible preferred units of Evansville, Indiana-based Summit Contracting, LLC (“Summit”) for $6,132. Acquisition costs of $67 related to this transaction were capitalized during the third and fourth quarters of 2007. The preferred units had a cumulative annual distribution of 8% per annum. The Summit investment was carried at cost and included in other assets on the consolidated balance sheet at December 31, 2007. The cumulative annual distribution was accrued ratably over the year until conversion to common units on April 1, 2008. On March 31, 2008, ACL made a deposit of $8,462 to enable the purchase of the remaining interest in Summit with an effective date of April 1, 2008. The consideration consisted of the $6,199 initial investment, the $8,462 cash deposit, a $700 note payable in 2009 and $3,109 in liabilities assumed and other consideration. On April 1, 2008, Summit became a wholly owned subsidiary of ACL and is consolidated from that date forward. Summit provides environmental and civil construction services. The purchase price was allocated as follows.

	Amortization
	Life in Years	Cost

Current Assets		$7,786
Properties — Net		3,979
Long Term Assets		16
Covenant Not to Compete	5	2,530
Tradenames	Indefinite	1,980
Customer Relationships	14.8	1,460
Customer Backlog	1	280
Permits/Licenses	1	170
Goodwill	Indefinite	269

Purchase Price		$18,470

Dispositions and Impairments — During the second quarter 2008 seven boats, in addition to the one already held for sale, were identified as held for sale. Based on market conditions at that time five of the seven boats had a current market value less than their respective carrying value and an impairment charge of $430 was recorded in transportation segment cost of sales in the second quarter 2008 to reflect the reduction of their carrying value to estimated fair value. During the third quarter of 2008 five of the boats were sold at a gain of $782 which was included in the transportation segment cost of sales. Nine additional boats were identified as held for sale in the fourth quarter 2008 and resulted in two sales at a net gain of $2,112 in the first quarter of 2009. In the second quarter 2009 one boat was returned to active service, leaving nine total boats in held for sale status at the end of that quarter.

During the third quarter 2009 the Company continued to assess its ongoing boat power needs and as a result returned four of nine boats previously classified as held for sale to active service, placed ten additional boats into held for sale status, and sold three boats which had not previously been held for sale. The sale of the three boats, impairment charges related to ten boats which were moved to held for sale status and other asset disposal activity resulted in a net gain of $15,276 which has been reflected in transportation cost of sales in the condensed consolidated income statement. At September 30, 2009, a total of fifteen boats continue to be marketed and are reported as “Assets Held for Sale” on the condensed consolidated balance sheet.

Properties and other long-lived assets are reviewed for impairment whenever events or business conditions indicate the carrying amount of such assets may not be fully recoverable. Initial assessments of recoverability are based on estimates of undiscounted future net cash flows associated with an asset or a group of assets. Where impairment is indicated, the assets are evaluated for sale or other disposition, and their carrying amount is reduced to fair value based on discounted net cash flows or other estimates of fair value. The recoverability of indefinite-

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

lived intangible assets (i.e. goodwill) is evaluated annually, or more frequently if impairment indicators exist, on a reporting unit basis by comparing the estimated fair value to its carrying value.

Due primarily to the economic recession’s negative impact on the operating results and cash flows of the Company’s Elliott Bay and Summit Contracting reporting units, both of which are included in All Other Segments, the Company completed an evaluation of remaining indefinite lived intangible assets and of the long lived assets of these reporting units during the third quarter 2009. Goodwill impairment losses of $1,124 were previously recorded in the fourth quarter 2008, which were due primarily to increases in the Company’s cost of capital which lowered the discounted cash flow models, resulting in an excess of carrying values over the estimated fair value of the entities at December 31, 2008. Underlying expected cash flows of the entities had not changed significantly from the acquisition date expectations. As a result of the third quarter 2009 evaluation all remaining indefinite lived intangibles totaling $1,980 on the Summit reporting unit were written off. Additionally, due to a shortfall of the estimated undiscounted cash flows to the recorded asset values, an impairment charge of $2,420 was recorded against certain long lived intangible assets. These two impairment charges, which represented the full remaining value of the indefinite lived intangible and the majority of other intangible assets, totaled $4,400 in the third quarter 2009 and were recorded in selling, general and administrative expense in the condensed consolidated statement of operations. The assets of Elliott Bay were not deemed to be impaired based on interim test performance.

Note 11.	Exit Activities

On March 4, 2009, ACL announced several cost reduction initiatives. A reduction in force affecting approximately 15% of the Company’s land-based salaried headcount was completed in March 2009. An accrual of $1,852 for estimated separation costs including severance pay, accrued vacation and share-based compensation accelerations was recorded as a component of selling, general and administrative expense in the quarter ended March 31, 2009. Each affected employee received their separation pay in equal bi-weekly installments. The number of weeks paid to each employee was determined based on tenure with the Company. At September 30, 2009, the remaining liability was insignificant. Also in March 2009 the Company consolidated the majority of the activities that had been performed at the ACL sales office in Houston, Texas to the Jeffersonville, Indiana headquarters office. The consolidation will cost an estimated $2,130 representing the expected non-cash write-off of leasehold improvements and the estimated net lease exposure related to the former facility which closed in March 2009. During the quarter ended June 30, 2009, the accrual for the estimated net lease exposure was increased by approximately $175 based on revision of our estimate of the time to sub-lease the space. During the third quarter 2009, due primarily to the continued slow commercial real estate market in the Houston area the Company again revised its estimates and accrued an additional $350 of estimated lease exposure. These charges are recorded in the transportation segment’s selling, general and administrative expense in the condensed consolidated statements of operations for the nine months ended September 30, 2009. Only the noted increase in estimated lease exposure impacted the third quarter of 2009.

In July 2009, the Jeffboat workforce was reduced by 10% in response to sustained declines in demand for new barge construction. An expense of $252 associated with estimated separation costs was accrued in the quarter and substantially expended during the third quarter 2009.

Note 12.	Contingencies

A number of legal actions are pending against ACL in which claims are made in substantial amounts. While the ultimate results of pending litigation cannot be predicted with certainty, management does not currently expect that resolution of these matters will have a material adverse effect on ACL’s consolidated statements of operations, balance sheets and cash flows.

On July 23, 2008, a tank barge owned by American Commercial Lines LLC, an indirect wholly-owned subsidiary of the Company, that was being towed by DRD Towing Company, L.L.C., of Harvey, LA, an independent towing contractor, was involved in a collision with the motor vessel Tintomara at Mile Marker 97 of the Mississippi

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

River in the New Orleans area. While the Company believes it has satisfactory insurance coverage, when combined with other legal remedies, for the cost of the cleanup operations as well as other potential liabilities arising from the incident and defense costs, there can be no assurance that the actual costs will not exceed the amount of available insurance or that the insurance companies will continue to fund the liabilities and defense costs. The Company paid $850 in retention amounts under our insurance policies in the third quarter of 2008. If our insurance companies refuse to continue to fund the liabilities and defense costs associated with the claims, the Company may have to pay such expenses and seek reimbursement from the insurance companies. Given the preliminary stage of the litigation, the Company is unable to determine the amount of loss, if any, the Company will incur and the impact, if any, the incident and related litigation will have on the financial condition or results of operations of the Company.

As of September 30, 2009, the Company was involved in several matters relating to the investigation or remediation of locations where hazardous materials have or might have been released or where the Company or our vendors have arranged for the disposal of wastes. These matters include situations in which the Company has been named or is believed to be a potentially responsible party (“PRP”) under applicable federal and state laws. The Company has approximately $41 accrued for potential costs related to these matters.

At September 30, 2009, approximately 844 employees of the Company’s manufacturing segment were represented by a labor union under a contract that expires in April 2010.

At September 30, 2009, approximately 25 positions at ACL Transportation Services LLC’s terminal operations in St. Louis, Missouri, are represented by the International Union of United Mine Workers of America, District 12-Local 2452 (“UMW”), under a collective bargaining agreement that expires December 2010, having been signed on July 16, 2008.

We have resolved the previously disputed contract claim for under utilization of barge affreightment under contracts requiring minimum shipment volumes by one of our customers through negotiation of an extension and amendment of certain provisions of the contract. Due to the disputed nature of the claim, the Company had not recognized any revenue related to the claim and will now recognize revenue in accordance with its usual revenue recognition practices as services under the contract are performed.

In September 2009, the SEC confirmed that it will not take action against the Company and has closed an inquiry related to an e-mail sent by the Company’s former Senior Vice President and Chief Financial Officer on June 16, 2007, and disclosed by the Company in the filing of a Form 8-K on June 18, 2007. The executive ceased being an employee of ACL in March 2008.

Note 13.	Share-based Compensation

During the quarter ended September 30, 2009, awards of 6,000 stock options were granted. During the nine months ended September 30, 2009, the following share-based awards were issued to directors and employees under the American Commercial Lines Inc. 2008 Omnibus Stock Incentive Plan (“Stock Incentive Plan”): stock options for 320,091 shares with an average strike price of $10.32, 284,702 restricted stock units and 78,076 performance shares. The terms of all of the awards were essentially the same as prior grants under the Stock Incentive Plan and the American Commercial Lines Equity Award Plan for Employees, Officers and Directors (“Equity Award Plan”) and the American Commercial Lines 2005 Stock Incentive Plan (collectively, “the Plans”). The fair value of the restricted stock units and performance shares was $9.96, the closing price on the date of grant. Stock option grant date fair values are determined at the dates of grant using a Black-Scholes option pricing model, a closed-form fair value model, based on market prices at the date of grant. The dividend yield, weighted average risk-free interest rate, expected term and volatility were respectively 0.0%, 2.2%, 6 years, and 69.0% for the majority of the issued options. Certain options issued to the Board have a slightly shorter expected term. The 6,000 options issued during the third quarter had a computed fair value of $19.66. Options granted during the first six months of 2009 had a computed average fair value of $6.18 per option. During the quarter ended September 30, 2009, 111 previously granted performance shares and 3,677 restricted stock units vested and no stock options were exercised. During the

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

nine months ended September 30, 2009, 1,468 previously granted performance shares and 79,464 restricted stock units vested and no stock options were exercised.

Note 14.	Debtor Guarantor Financial Statements

The following supplemental financial information sets forth on a combined basis, combining statements of financial position, operations and cash flows for the guarantors and non-guarantor subsidiaries of the Company’s revolving facility and Senior Notes due 2017 as of September 30, 2009, and December 31, 2008, and for the three month and nine month periods ended September 30, 2009, and September 30, 2008.

The Parent Guarantor is American Commercial Lines Inc. The Issuer is Commercial Barge Line Company. The Subsidiary Guarantors include: American Commercial Lines Transportation Services LLC, Jeffboat LLC and American Commercial Lines LLC. The Non-Guarantor Subsidiaries include: American Commercial Lines International LLC and American Commercial Lines Professional Services Inc.

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Combining Income Statement for the Quarter Ended September 30, 2009

	Parent		Subsidiary	Non-		Combined
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Totals
	(Unaudited)
	(In thousands)

Revenues
Transportation and Services	$—	$—	$142,125	$9,656	$(12)	$151,769
Manufacturing	—	—	64,198	—	—	64,198

Revenues	—	—	206,323	9,656	(12)	215,967

Cost of Sales
Transportation and Services	—	—	117,765	12,809	(12)	130,562
Manufacturing	—	—	57,172	—	—	57,172

Cost of Sales	—	—	174,937	12,809	(12)	187,734

Gross Profit (Loss)	—	—	31,386	(3,153)	—	28,233
Selling, General and Administrative Expenses	—	109	17,188	2,283	—	19,580

Operating (Loss) Income	—	(109)	14,198	(5,436)	—	8,653

Other Expense (Income)
Interest Expense	—	6,155	4,315	10	—	10,480
Debt Retirement Expenses	—	—	17,659	—	—	17,659
Other, Net	12,172	12,898	(357)	36	(25,077)	(328)

Other Expenses	12,172	19,053	21,617	46	(25,077)	27,811

Loss from Continuing Operations Before Taxes	(12,172)	(19,162)	(7,419)	(5,482)	25,077	(19,158)
Income Tax Benefit	—	(6,990)	(1)	—	—	(6,991)

Loss from Continuing Operations	(12,172)	(12,172)	(7,418)	(5,482)	25,077	(12,167)
Discontinued Operations, Net of Tax	—	—	—	(5)	—	(5)

Net Loss	$(12,172)	$(12,172)	$(7,418)	$(5,487)	$25,077	$(12,172)

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Combining Income Statement for the Quarter Ended September 30, 2008

	Parent		Subsidiary	Non-		Combined
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Totals
	(Unaudited)
	(In thousands)

Revenues
Transportation and Services	$—	$—	$243,983	$13,181	$(708)	$256,456
Manufacturing	—	—	57,219	—	—	57,219

Revenues	—	—	301,202	13,181	(708)	313,675

Cost of Sales
Transportation and Services	—	—	193,206	10,971	(708)	203,469
Manufacturing	—	—	53,537	—	—	53,537

Cost of Sales	—	—	246,743	10,971	(708)	257,006

Gross Profit	—	—	54,459	2,210	—	56,669
Selling, General and Administrative Expenses	—	12	17,394	2,704	—	20,110

Operating (Loss) Income	—	(12)	37,065	(494)	—	36,559

Other Expense (Income)
Interest Expense	—	—	7,414	55	—	7,469
Debt Retirement Expenses	—	—	—	—	—	—
Other, Net	(18,348)	(29,509)	(335)	(70)	47,861	(401)

Other Expenses	(18,348)	(29,509)	7,079	(15)	47,861	7,068

Income (Loss) from Continuing Operations Before Taxes	18,348	29,497	29,986	(479)	(47,861)	29,491
Income Taxes	—	11,136	—	—	—	11,136

Income (Loss) from Continuing Operations	18,348	18,361	29,986	(479)	(47,861)	18,355
Discontinued Operations, Net of Tax	—	(13)	—	6	—	(7)

Net Income (Loss)	$18,348	$18,348	$29,986	$(473)	$(47,861)	$18,348

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Combining Income Statement for the Nine Months Ended September 30, 2009

	Parent		Subsidiary	Non-		Combined
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Totals
	(Unaudited)
	(In thousands)

Revenues
Transportation and Services	$—	$—	$443,393	$23,878	$(112)	$467,159
Manufacturing	—	—	170,348	—	—	170,348

Revenues	—	—	613,741	23,878	(112)	637,507

Cost of Sales
Transportation and Services	—	—	391,818	24,610	(112)	416,316
Manufacturing	—	—	147,497	—	—	147,497

Cost of Sales	—	—	539,315	24,610	(112)	563,813

Gross Profit (Loss)	—	—	74,426	(732)	—	73,694
Selling, General and Administrative Expenses	—	271	51,970	7,193	—	59,434

Operating (Loss) Income	—	(271)	22,456	(7,925)	—	14,260

Other Expense (Income)
Interest Expense	—	6,155	24,648	30	—	30,833
Debt Retirement Expenses	—	—	17,659	—	—	17,659
Other, Net	21,398	27,194	(671)	41	(48,771)	(809)

Other Expenses	21,398	33,349	41,636	71	(48,771)	47,683

Loss from Continuing Operations Before Taxes	(21,398)	(33,620)	(19,180)	(7,996)	48,771	(33,423)
Income Taxes (Benefit)	—	(12,222)	(1)	21	—	(12,202)

Loss from Continuing Operations	(21,398)	(21,398)	(19,179)	(8,017)	48,771	(21,221)
Discontinued Operations, Net of Tax	—	—	—	(177)	—	(177)

Net Loss	$(21,398)	$(21,398)	$(19,179)	$(8,194)	$48,771	$(21,398)

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Combining Income Statement for the Nine Months Ended September 30, 2008

	Parent		Subsidiary	Non-		Combined
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Totals
	(Unaudited)
	(In thousands)

Revenues
Transportation and Services	$—	$—	$665,991	$25,272	$(1,268)	$689,995
Manufacturing	—	—	216,890	—	—	216,890

Revenues	—	—	882,881	25,272	(1,268)	906,885

Cost of Sales
Transportation and Services	—	—	567,272	19,201	(1,268)	585,205
Manufacturing	—	—	201,441	—	—	201,441

Cost of Sales	—	—	768,713	19,201	(1,268)	786,646

Gross Profit	—	—	114,168	6,071	—	120,239
Selling, General and Administrative Expenses	—	191	53,815	6,608	—	60,614

Operating (Loss) Income	—	(191)	60,353	(537)	—	59,625

Other Expense (Income)
Interest Expense	—	—	20,134	55	—	20,189
Debt Retirement Expenses	—	—	2,379	—	—	2,379
Other, Net	(24,318)	(39,269)	(1,856)	(158)	64,054	(1,547)

Other Expenses	(24,318)	(39,269)	20,657	(103)	64,054	21,021

Income (Loss) from Continuing Operations Before Taxes	24,318	39,078	39,696	(434)	(64,054)	38,604
Income Taxes	—	14,582	—	—	—	14,582

Income (Loss) from Continuing Operations	24,318	24,496	39,696	(434)	(64,054)	24,022
Discontinued Operations, Net of Tax	—	(178)	—	474	—	296

Net Income	$24,318	$24,318	$39,696	$40	$(64,054)	$24,318

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Combining Balance Sheet at September 30, 2009

	Parent		Subsidiary	Non-		Combined
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Totals
	(Unaudited)
	(In thousands)

ASSETS
Current Assets
Cash and Cash Equivalents	$—	$—	$1,603	$221	$—	$1,824
Cash, Restricted	—	—	23,000	—	—	23,000
Accounts Receivable, Net	(33,627)	118,712	(6,973)	13,874	—	91,986
Inventory	—	—	46,658	—	—	46,658
Deferred Tax Asset	—	3,829	—	—	—	3,829
Assets Held for Sale	—	—	2,222	—	—	2,222
Prepaid and Other Current Assets	—	—	22,141	706	—	22,847

Total Current Assets	(33,627)	122,541	88,651	14,801	—	192,366
Properties, Net	—	—	521,231	3,926	—	525,157
Investment in Subsidiaries	184,916	280,267	1,694	—	(466,877)	—
Investment in Equity Investees	—	—	4,251	—	—	4,251
Other Assets	—	14,878	25,300	4,908	—	45,086

Total Assets	$151,289	$417,686	$641,127	$23,635	$(466,877)	$766,860

LIABILITIES
Current Liabilities
Accounts Payable	$—	$—	$28,856	$7,385	$—	$36,241
Accrued Payroll and Fringe Benefits	—	—	16,073	1,021	—	17,094
Deferred Revenue	—	—	14,796	—	—	14,796
Accrued Claims and Insurance Premiums	—	—	17,647	—	—	17,647
Accrued Interest	—	5,764	1,083	63	—	6,910
Current Portion of Long Term Debt	—	—	—	784	—	784
Customer Deposits	—	—	3,731	—	—	3,731
Other Liabilities	—	(387)	29,337	178	—	29,128

Total Current Liabilities	—	5,377	111,523	9,431	—	126,331
Long Term Debt	—	200,000	212,994	—	—	412,994
Pension and Post Retirement Liabilities	—	—	44,450	—	—	44,450
Deferred Tax Liability	—	27,393	—	—	—	27,393
Other Long Term Liabilities	—	—	4,391	12	—	4,403

Total Liabilities	—	232,770	373,358	9,443	—	615,571

STOCKHOLDERS’ EQUITY
Common stock	159	—	—	—	—	159
Treasury Stock	(313,302)	—	—	—	—	(313,302)
Other Capital	298,071	18,554	1,609	20,556	(40,719)	298,071
Retained Earnings	174,522	174,522	281,209	(6,364)	(449,367)	174,522
Accumulated Other Comprehensive Loss	(8,161)	(8,160)	(15,049)	—	23,209	(8,161)

Total Stockholders’ Equity	151,289	184,916	267,769	14,192	(466,877)	151,289

Total Liabilities and Stockholders’ Equity	$151,289	$417,686	$641,127	$23,635	$(466,877)	$766,860

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Combining Balance Sheet at December 31, 2008

	Parent		Subsidiary	Non-		Combined
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Totals
	(Unaudited)
	(In thousands)

ASSETS
Current Assets
Cash and Cash Equivalents	$—	$—	$704	$513	$—	$1,217
Accounts Receivable, Net	(39,882)	(67,410)	222,729	23,258	—	138,695
Inventory	—	—	69,623	12	—	69,635
Deferred Tax Asset	—	5,173	—	—	—	5,173
Assets Held for Sale	—	—	4,577	—	—	4,577
Prepaid and Other Current Assets	—	—	37,948	1,054	—	39,002

Total Current Assets	(39,882)	(62,237)	335,581	24,837	—	258,299
Properties, Net	—	—	550,094	4,486	—	554,580
Investment in Subsidiaries	198,591	293,295	1,872	—	(493,758)	—
Investment in Equity Investees	—	—	4,039	—	—	4,039
Other Assets	—	—	12,416	9,917	—	22,333

Total Assets	$158,709	$231,058	$904,002	$39,240	$(493,758)	$839,251

LIABILITIES
Current Liabilities
Accounts Payable	$—	$—	$55,969	$11,750	$—	$67,719
Accrued Payroll and Fringe Benefits	—	—	23,779	1,400	—	25,179
Deferred Revenue	—	—	13,986	—	—	13,986
Accrued Claims and Insurance Premiums	—	—	22,819	—	—	22,819
Accrued Interest	—	—	1,153	84	—	1,237
Current Portion of Long Term Debt	—	—	—	1,420	—	1,420
Customer Deposits	—	—	6,682	—	—	6,682
Other Liabilities	—	2,078	39,329	2,115	—	43,522

Total Current Liabilities	—	2,078	163,717	16,769	—	182,564
Long Term Debt	—	—	418,550	—	—	418,550
Pension and Post Retirement Liabilities	—	—	44,140	—	—	44,140
Deferred Tax Liability	—	30,389	—	—	—	30,389
Other Long Term Liabilities	—	—	4,814	85	—	4,899

Total Liabilities	—	32,467	631,221	16,854	—	680,542

STOCKHOLDERS’ EQUITY
Common stock	158	—	—	—	—	158
Treasury Stock	(312,886)	—	—	—	—	(312,886)
Other Capital	293,493	20,647	1,607	20,557	(42,811)	293,493
Retained Earnings	195,920	195,920	300,390	1,829	(498,139)	195,920
Accumulated Other Comprehensive Loss	(17,976)	(17,976)	(29,216)	—	47,192	(17,976)

Total Stockholders’ Equity	158,709	198,591	272,781	22,386	(493,758)	158,709

Total Liabilities and Stockholders’ Equity	$158,709	$231,058	$904,002	$39,240	$(493,758)	$839,251

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Combining Statement of Cash Flows for the Nine Months Ended September 30, 2009

	Parent		Subsidiary	Non-		Combined
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Totals
	(Unaudited)
	(In thousands)

OPERATING ACTIVITIES:
Net Loss	$(21,398)	$(21,398)	$(19,179)	$(8,194)	$48,771	$(21,398)
Adjustments to Reconcile Net Loss to Net Cash Provided by (Used in) Operating Activities:
Depreciation and Amortization	—	—	39,264	1,400	—	40,664
Debt Retirement Cost	—	—	17,659	—	—	17,659
Interest Accretion and Debt Issuance Cost Amortization	—	390	5,428	—	—	5,818
Deferred Taxes	—	(7,231)	—	—	—	(7,231)
Gain on Property Dispositions?Impairment of Assets Held for Sale	—	—	(17,431)	—	—	(17,431)
Contributions to Defined Benefit Plans	—	—	(1,510)	—	—	(1,510)
Share Based Compensation	—	—	6,420	252	—	6,672
Net Loss of Subsidiaries	21,398	27,196	177	—	(48,771)	—
Other Operating Activities	—	—	728	4,988	—	5,716
Changes in Operating Assets and Liabilities
Accounts Receivable, Net	416	(185,698)	223,536	8,456	—	46,710
Inventory	—	—	24,136	12	—	24,148
Other Current Assets	—	—	18,395	236	—	18,631
Accounts Payable	—	—	(18,327)	(4,365)	—	(22,692)
Accrued Interest	—	5,764	(70)	(21)	—	5,673
Other Current Liabilities	—	(2,465)	(12,221)	(2,952)	—	(17,638)

Net Cash Provided by (Used in) Operating Activities	416	(183,442)	267,005	(188)	—	83,791

INVESTING ACTIVITIES:
Property Additions	—	—	(18,300)	(104)	—	(18,404)
Proceeds from Property Dispositions	—	—	27,625	—	—	27,625
Other Investing Activities	—	—	(2,491)	—	—	(2,491)

Net Cash Provided by (Used in) Investing Activities	—	—	6,834	(104)	—	6,730

FINANCING ACTIVITIES:
Former Revolving Credit Facility Repayments	—	—	(418,550)	—	—	(418,550)
Current Revolving Credit Facility Borrowings	—	—	212,994	—	—	212,994
Restricted Cash	—	—	(23,000)	—	—	(23,000)
2017 Senior Note Borrowings	—	200,000	—	—	—	200,000
Discount on 2017 Senior Note Borrowings	—	(9,638)	—	—	—	(9,638)
Bank Overdrafts on Operating Accounts	—	—	(8,784)	—	—	(8,784)
Debt Amendment Fees	—	(4,827)	(35,600)	—	—	(40,427)
Tax Expense of Share-Based Compensation	—	(2,093)	—	—	—	(2,093)
Acquisition of Treasury Stock	(416)	—	—	—	—	(416)

Net Cash (Used in) Provided by Financing Activities	(416)	183,442	(272,940)	—	—	(89,914)

Net Increase (Decrease) in Cash and Cash Equivalents	—	—	899	(292)	—	607
Cash and Cash Equivalents at Beginning of Period	—	—	704	513	—	1,217

Cash and Cash Equivalents at End of Period	$—	$—	$1,603	$221	$—	$1,824

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Combining Statement of Cash Flows for the Nine Months Ended September 30, 2008

	Parent		Subsidiary	Non-		Combined
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Totals
	(Unaudited)
	(In thousands)

OPERATING ACTIVITIES:
Net Loss	$24,318	$24,318	$39,696	$40	$(64,054)	$24,318
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	—	—	37,549	1,211	—	38,760
Debt Retirement Cost	—	—	2,379	—	—	2,379
Interest Accretion and Debt Issuance Cost Amortization	—	—	1,524	—	—	1,524
Deferred Taxes	—	11,317	—	—	—	11,317
Loss on Property Dispositions/Impairment fo Assets Held for Sale	—	—	99	—	—	99
Share Based Compensation	—	—	7,152	147	—	7,299
Net Income from Subsidiaries	(24,318)	(39,262)	(474)	—	64,054	—
Other Operating Activities	—	—	(487)	15	—	(472)
Changes in Operating Assets and Liabilities
Accounts Receivable,Net	2,353	3,810	(13,545)	(7,051)	—	(14,433)
Inventory	—	—	(5,295)	—	—	(5,295)
Other Current Assets	—	350	(11,997)	7,851	—	(3,796)
Accounts Payable	—	—	(14,187)	8,612	—	(5,575)
Accrued Interest	—	—	(1,613)	53	—	(1,560)
Other Current Liabilities	—	(533)	21,410	(21)	—	20,856

Net Cash Provided by Operating Activities	2,353	—	62,211	10,857	—	75,421

INVESTING ACTIVITIES:
Property Additions	—	—	(55,180)	(259)	—	(55,439)
Proceeds from Property Dispositions	—	—	3,515	—	—	3,515
Investment in Summit Contracting	—	—	—	(8,462)	—	(8,462)
Other Investing Activities	—	—	(926)	30	—	(896)

Net Cash Provided by Used in Investing Activities	—	—	(52,591)	(8,691)	—	(61,282)

FINANCING ACTIVITIES:
Current Revolving Credit Facility Borrowings	—	—	(6,300)	—	—	(6,300)
Bank Overdrafts on Operating Accounts	—	—	(3,893)	—	—	(3,893)
Debt Amendment Fees	—	—	(4,058)	—	—	(4,058)
Tax Expense of Share-Based Compensation	—	—	3,486	—	—	3,486
Exercise of Stock Options	995	—	—	—	—	995
Acquisition of Treasury Stock	(3,348)	—	—	—	—	(3,348)

Net Cash Used in Financing Activities	(2,353)	—	(10,765)	—	—	(13,118)

Net Increase (Decrease) in Cash and Cash Equivalents	—	—	(1,145)	2,166	—	1,021
Cash and Cash Equivalents at Beginning of Period	—	—	4,916	105	—	5,021

Cash and Cash Equivalents at End of Period	$—	$—	$3,771	$2,271	$—	$6,042

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 15.	Subsequent Event

Subsequent events through November 6, 2009, were considered in these financial statements. In October 2009, CBL completed the filing of a Preliminary Registration Statement on Form S-4 to meet the registration rights requirements it assumed under the Rule 144A private placement of Senior Notes completed on July 7, 2009. Upon the effective date of the registration the Senior Notes may be freely offered or sold.

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

Results of Operations.  This section provides an analysis of the Company’s results of operations for the three and nine months ended September 30, 2009, compared to the results of operations for the three and nine months ended September 30, 2008.

Liquidity and Capital Resources.  This section provides an overview of the Company’s sources of liquidity, a discussion of the Company’s debt that existed as of September 30, 2009, and an analysis of the Company’s cash flows for the nine months ended September 30, 2009 and September 30, 2008.

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

OVERVIEW

Our Business

We are one of the largest and most diversified marine transportation and services companies in the United States, providing barge transportation and related services under the provisions of the Jones Act, as well as manufacturing barges and other vessels, including ocean-going liquid tank barges. We are the third largest provider of dry cargo barge transportation and second largest provider of liquid tank barge transportation on the

United States Inland Waterways which consists of the Mississippi River System, its connecting waterways and the Gulf Intracoastal Waterway (the “Inland Waterways”), accounting for 12.5% of the total inland dry cargo barge fleet and 13.1% of the total inland liquid cargo barge fleet as of December 31, 2008, according to Informa Economics, Inc., a private forecasting service (“Informa”). Our manufacturing subsidiary, Jeffboat LLC (“Jeffboat”), was the second largest manufacturer of dry cargo barges in the United States in 2008 according to Criton Corporation, publisher of River Transport News. We believe this also approximates our ranking in terms of construction of liquid tank barges. We provide additional value-added services to our customers, including warehousing and third-party logistics through our BargeLink LLC joint venture. Our operations incorporate advanced fleet management practices and information technology systems which allows us to effectively manage our fleet.

On April 1, 2008, we acquired the remaining ownership interests of Summit Contracting, LLC (“Summit”). We had previously made an investment equal to 30% ownership in this entity in May 2007. Summit provides environmental and construction services to a variety of customers. We also own Elliot Bay Design Group, a naval architecture and marine engineering firm, which continues to provide architecture, engineering and production support to its many customers in the commercial marine industry including Jeffboat. The combined operations of Summit and Elliot Bay Design Group are substantially smaller than either the transportation or the manufacturing segment.

The Industry

Transportation Industry:  Barge market behavior is driven by the fundamental forces of supply and demand, influenced by a variety of factors including the size of the Inland Waterways barge fleet, local weather patterns, navigation circumstances, domestic and international consumption of agricultural and industrial products, crop production, trade policies and the price of steel. According to Informa, the Inland Waterways fleet peaked at 23,092 barges at the end of 1998. From 1999 to 2005, the Inland Waterways fleet size was reduced by 2,407 dry cargo barges and 54 liquid tank barges for a total reduction of 2,461 barges, or 10.7%. From that date through the end of 2008 the industry fleet, net of barges scrapped, increased by 225 dry cargo barges and 149 tank barges, ending 2008 at 18,014 dry and 2,991 liquid barges, for a total fleet size of 21,005, 9.0% below the 1998 level. During 2008 the industry fleet placed 917 new dry cargo barges into service while retiring 932 dry cargo barges and expanded the liquid cargo barge fleet by 34 barges. Competition is intense for barge freight transportation. The top five carriers (by fleet size) of dry and liquid barges comprise over 62% of the industry fleet in each sector as of December 31, 2008. The average economic useful life of a dry cargo barge is generally estimated to be between 25 and 30 years and between 30 and 35 years for liquid tank barges.

The demand for dry cargo freight on the Inland Waterways is driven by the production volumes of dry bulk commodities transported by barge, as well as the lower cost of barging as a means of freight transportation. Historically, the major drivers of demand for dry cargo freight are coal for domestic utility companies, industrial and coke producers and export markets; construction commodities such as cement, limestone, sand and gravel; and coarse grain, such as corn and soybeans, for export markets. Other commodity drivers include products used in the manufacturing of steel, finished and partially-finished steel products, ores, salt, gypsum, fertilizer and forest products. The demand for our liquid freight is driven by bulk chemicals used in domestic production, including styrene, methanol, ethylene glycol, propylene oxide, caustic soda and other products. It is also affected by the demand for clean petroleum products and agricultural-related products such as ethanol, edible oils, bio-diesel and molasses.

Freight rates in both the dry and liquid freight markets are a function of the relationship between the amount of freight demand for these commodities and the number of barges available to load freight. We believe that the current supply/demand relationship for dry cargo freight indicates that the improvements in market freight rates obtained in the last several years should be sustained over the long term. Informa’s 2008 forecast indicates that the existing dry fleet will expand by only approximately 5% through 2012 due to significant retirements of older barges, although the current economic crisis could impact this expectation. If the projected increase occurs, the industry dry fleet size would remain more than 6% lower than its peak in 1998. Certain spot rate contracts, particularly for grain, are subject to significant seasonal and other fluctuations. Trends in our liquid and bulk commodity markets have been significantly impacted by the current recession. We are uncertain as to the extent and timing of a recovery in these markets which are key to improvement in our profitability. We continue to pursue currently available volume, with the most success in our grain and legacy coal markets, focusing on productivity, prudent capital investment and cost control to enable us to be ready to capitalize on market demand shifts. We continue to believe that barge transportation remains the lowest cost, most ecologically friendly provider of domestic transportation. We continue to provide quality services to our existing customers and to seek new customers, particularly modal conversions which offer the significant cost advantage of barge transportation for commodities currently being transported primarily by rail and truck.

For purposes of industry analysis, the commodities transported in the Inland Waterways can be broadly divided into four categories: grain, coal, liquids and bulk cargoes. Using these broad cargo categories the following graph depicts the total millions of tons shipped through the Inland Waterways for the quarters and nine months ended September 30, 2009 and September 30, 2008 by all carriers according to the US Army Corps of Engineers (the “Corps”) Waterborne Commerce Statistics Center data.

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

Consolidated Financial Overview

For the quarters ended September 30, 2009, and September 30, 2008, the Company had a net loss of $12.2 million compared to net income of $18.3 million. For the nine months ended September 30, 2009, and September 30, 2008, the Company had a net loss $21.4 million compared to net income of $24.3 million.

The following table displays the change in net income, separately enumerating certain individually significant non-comparable drivers of the changes in the periods presented.

	Quarter Ended			Nine Months Ended
	September 30,			September 30,
	2009	2008	Difference	2009	2008	Difference

Debt retirement expenses	$(17.7)	$—	$(17.7)	$(17.7)	$(2.4)	$(15.3)
Impairment of Summit	(4.4)	—	(4.4)	(4.4)	—	(4.4)
Provision for contract dispute	(2.3)	—	(2.3)	(2.9)	—	(2.9)
Net gain on sale and impairment of surplus boats and barges	15.3	0.5	14.8	17.5	0.6	16.9
Scrapping margin	1.2	3.9	(2.7)	2.5	11.9	(9.4)
Interest expense	(10.5)	(7.5)	(3.0)	(30.8)	(20.2)	(10.6)
Pension buy-out reversal	—	—	—	—	2.1	(2.1)
RIF/Houston office closure	(0.4)	—	(0.4)	(4.9)	(1.9)	(3.0)
All other operating results	(0.4)	32.6	(33.0)	7.4	48.5	(41.2)

(Loss) Income from continuing operations before income tax	$(19.2)	$29.5	$(48.6)	$(33.4)	$38.6	$(72.0)

Income taxes (benefit)	(7.0)	11.1	(18.1)	(12.2)	14.6	(26.8)

Net (loss) income from continuing operations	$(12.2)	$18.4	$(30.5)	$(21.2)	$24.0	$(45.2)

Discontinued operations, net of tax	$(0.0)	$(0.0)	$0.0	$(0.2)	$0.3	$(0.5)

Net (loss) income	$(12.2)	$18.3	$(30.5)	$(21.4)	$24.3	$(45.7)

Note: Schedules may not foot due to rounding

Quarter and Nine Months ended September 30, 2009 compared to Quarter and Nine Months ended September 30, 2008

In the quarter and nine months ended September 30, 2009, the Company’s income (loss) from continuing operations before income taxes decreased by $48.6 million and $72.0 million, respectively to losses of $19.2 million and $33.4 million.

The decline in (loss) income from continuing operations before income taxes both for the quarter and nine month period ended September 30, 2009, resulted primarily from the decline in operating margin in our transportation and professional services businesses which more than offset stronger operating performance in our manufacturing segment.

Results for the quarter ended September 30, 2009, were also impacted by three significant non-comparable charges: (i) debt retirement expenses of $17.7 million related to the Company’s third quarter debt refinancing, (ii) an impairment charge of $4.4 million related to the intangible assets of the Company’s Summit engineering business and (iii) a charge of $2.3 million related to a customer contract dispute in its manufacturing segment. The current quarter also benefitted from higher net gains from asset management actions of approximately $12.0 million. Net gains from asset management actions include the gains on sale or disposal of boats, barges and other assets, impairment of long-lived tangible assets and scrapping margin In the third quarter 2009, though average outstanding debt declined from the prior year’s third quarter, interest expense, driven by the Company’s increased cost of debt, were $3.0 million higher, negatively impacting (loss) income from continuing operations before income taxes.

Results for the nine months ended September 30, 2009, in addition to the significant non-comparable charges in the quarter, were negatively impacted by severance related to current year reductions in force and expenses for the closure of the Houston office that exceeded the severance related to prior year actions by $3.0 million. The nine months ended September 30, 2008, also benefitted from a $2.1 million pension buyout reversal. Results for the nine months ended September 30, 2009, included higher rate-driven interest expenses that exceed prior year by $10.6 million. The nine months ended September 30, 2009, also benefitted from $7.5 million higher net gains from asset management actions. The nine month benefit was lower than the benefit in the third quarter due to significantly less barge scrapping activity in the first six months of 2009 when compared to the same period of 2008.

The transportation segment, as illustrated in more detail in the chart in “Transportation” below, continued to be significantly affected by the reduced volumes in its high margin metals and chemicals lines of business (“negative revenue mix”). With ongoing lower demand in our most profitable lines of business and weak spot pricing on the remaining business, operating expenses and operating ratio for the quarter and nine months were significantly negatively impacted in comparison to the prior year. The significant impact of the negative mix shift, excluding grain, drove operating profit down $34.0 million in the quarter, on a 12.1% decrease in ton miles, and $60.6 million for the nine month period. The $19.0 million decline in grain pricing in the quarter drove an $8.2 million decline in grain profitability in the quarter and $10.6 million for the nine month period, despite $7.8 million of lower fuel prices to move grain and a 25% increase in grain volumes for the quarter due to strong volume gains in July and August compared to the prior year. The harvest delay impacted grain volumes and pricing in September, as grain volumes declined 56% compared to August, instead of increasing as is normal. We estimate the volume-related margin impact of the delay in the grain harvest at approximately $3 million in the quarter due to lower than normal September grain volume. Also, we continue to move significantly more empty barges, primarily as a result of an imbalance of northbound vs. southbound freight due to the economic conditions and the impact on northbound dry bulk volumes, primarily metals. We estimate that the incremental expense impact of moving these additional empties compared to prior year was $6.4 million in the quarter and $16.1 million for the nine month period. Net fuel (other than grain) impacted the quarter by a negative $4.6 million compared to the prior year quarter. For the nine month period we benefitted by $1.2 million compared to last year due to the rapidly rising fuel costs in last year’s first nine months.

These negatives were partially offset by significantly higher boat productivity of $11.0 million in the quarter and $36.9 million for the first nine months. We used fewer boats per ton mile moved, as we increased loads per barge, optimized boat utilization, and had more favorable operating conditions. Additionally, higher net asset management gains of $12.0 million in the quarter and $7.5 million in the nine month period offset the negative factors in the quarter and nine month comparisons.

Manufacturing operating profit was $1.1 million higher in the quarter and $5.8 million higher for the nine month period than the respective comparable periods of 2008. This represents an improvement of 37.6% for the quarter and 44.5% for the nine month period, despite a $2.3 million charge to reserve for a customer contract claim dispute in the quarter. The improvements in both periods were primarily driven by a better mix of market-priced non-legacy barges, higher productivity and safe operations.

Operating income in our Professional Services business declined $4.9 million in the quarter and $7.4 million in the nine month period, primarily due to a $4.4 million non-cash impairment charge for intangible assets at our Summit engineering company. The impairment was driven by the lower estimates of future cash flows given the volume and margin declines at Summit since its acquisition in 2008. The lower operating performance was driven primarily by the effects of the recession on the number and margins on available projects.

We have continued to lower our cost structure with transportation SG&A down $2.3 million quarter-over-quarter and $3.4 million for the nine month periods including non-comparable charges. Wages in our SG&A total were down $1.1 million during the quarter. Manufacturing SG&A increased $2.3 million due to the charge for the customer dispute in the third quarter. For the nine months ended September 30, 2009, consolidated SG&A declined by $1.2 million despite the non-comparable charges included therein as scheduled in the table above.

For the quarter and nine months ended September 30, 2009, EBITDA was $22.4 million and $55.7 million compared to $49.6 million and $100.3 million, respectively, in the same period of the prior year. EBITDA as a percent of revenue was 10.4% in the third quarter compared to 15.8% in the prior year quarter. EBITDA as a percent of revenue was 8.7% in the nine months ended September 30, 2009, compared to 11.1% in the similar period of the prior year. See the table at the end of this Consolidated Financial Overview for a definition of EBITDA and a reconciliation of EBITDA to consolidated net income.

During the nine months ended September 30, 2009, we had $20.1 million of capital expenditures, inclusive of investment in software. The expenditures were attributable to boat and barge maintenance, work-in-process related to new liquid tank barges begun in 2008 for use by the transportation segment, improvements to the shipyard, facility improvements and software.

Transportation

In general, as illustrated in the Industry Tonnage chart contained in the Industry section above, the third quarter for waterborne carriers was characterized by a continuation of weak overall demand, with approximately 7% declines in total tons in the quarter compared with the prior year. Transportation segment revenues decreased by approximately $102 million, or 42%, in the quarter, and by approximately $223 million, or 33% for the nine months. Fuel-neutral transportation revenue decreased 35% in the quarter and 26% for the nine months ended September 30, 2009. The declines in the quarter were driven by a 12% decrease in ton miles, the negative revenue mix, reduced grain pricing and lower towing volumes. The fuel neutral average rate decrease was primarily driven by the negative mix shift and $19.0 million in the quarter and $37.6 million for the nine month period in lower grain pricing. Contract pricing has remained essentially intact. The nine contracts renewed in the 3rd quarter were renewed at approximately a 7% blended rate reduction and for the 15 renewals in the first nine months, we have had a blended price decrease of approximately 5%.

Similar to the first two quarters of 2009, the volume increases in our lower margin grain and legacy coal markets, and significant volume decreases in our highest margin steel and chemicals markets drove the negative mix shift. Most of this deterioration in mix was in the higher margin metals and chemicals market, where revenues, on a fuel-neutral basis were down 54% and 37% respectively for the quarter and 71% and 35% for the nine month period.

Though there was some recent improvement in metal market related volumes, it remains to be seen if the uptick is sustainable. There also has been a stabilization in our liquid chemicals business but no meaningful signs of a near term recovery in this market.

The chart below describes in more detail the fuel neutral change in revenue dollars for major commodity classes for the quarter and nine months ended September 30, 2009.

Transportation Segment Comparative Revenue Commodity Mix (Adjusted for Fuel)

Affreightment contracts comprised approximately 70% and 74% of the Company’s transportation segment total revenues and 69% and 71% for the quarters nine months ended September 30, 2009 and 2008, respectively. Under such contracts our customers engage us to move cargo for a per ton rate from an origin point to a destination point along the Inland Waterways on the Company’s barges, pushed primarily by the Company’s towboats. Affreightment contracts include both term and spot market arrangements. The Company is responsible for tracking and reporting the tonnages moved under such contracts.

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

On average, 38 fewer liquid tank barges in the third quarter 2009 and 33 fewer liquid tank barges in the nine months ended September 30, 2009, were serving customers under charter/day rate contracts when compared to the same periods of 2008. This decrease in the number of barges drove charter and day rate revenue down approximately 23.5% in the quarter and 17.6% in the nine months ended September 30, 2009, over the comparable periods of the prior year. Additionally, the decrease in barges in charter/day rate service increases the number of barges available for affreightment service. Combined with the decrease in spot liquid barge demand in the quarter, this shift to affreightment drove much of the decline in ton-miles per average affreightment barge-day in the quarter.

Revenues per average barge operated decreased 38.0% in the third quarter 2009 over their third quarter 2008 level. Approximately 79% of the decrease was due to lower affreightment revenue and the remainder was due to lower non-affreightment revenue. Approximately two-thirds of the lower affreightment revenue per barge resulted from the negative revenue mix with the remainder attributable to fuel price de-escalation in the quarter. On a fuel neutral basis overall ton-mile rates decreased by 25.1% quarter over quarter and 23.7% for the first nine months 2009 compared to the first nine months 2008. Fuel prices related to non-grain affreightment term contracts had a negative $24.4 million impact on quarter over quarter revenue comparison and had a negative $49.6 million impact on the nine months revenue comparison. Grain prices declined by $19.0 and $37.6 million in the quarter and nine months ended September 30, 2009, compared to the same periods of the prior year. The average price per gallon for fuel decreased by 44% to $2.01 per gallon in the quarter and by more than 40% for the nine months ended September 30, 2009, to $1.95 per gallon.

Key operating statistics regarding our transportation segment are summarized in the following table.

Key operating statistics

	Three		Nine
	Months Ended	% Change to	Months Ended	% Change to
	September 30,	Prior Year Quarter	September 30,	Prior Year YTD
	2009	Increase (Decrease)	2009	Increase (Decrease)

Ton-miles (000’s):
Total dry	7,461,528	(9.6)%	23,751,693	(1.7)%
Total liquid	459,488	(35.3)%	1,294,473	(40.6)%

Total affreightment ton-miles	7,921,016	(11.7)%	25,046,166	(5.0)%
Total non-affreightment ton-miles	823,270	(16.1)%	2,342,718	(28.2)%

Total ton-miles	8,744,286	(12.1)%	27,388,884	(7.5)%

Average ton-miles per affreightment barge	3,284	(6.9)%	10,281	0.5%
Rates per ton mile:
Dry rate per ton-mile		(36.3)%		(31.2)%
Fuel neutral dry rate per ton-mile		(25.3)%		(23.7)%
Liquid rate per ton-mile		(31.7)%		(16.9)%
Fuel neutral liquid rate per-ton mile		(7.8)%		2.5%
Overall rate per ton-mile	$12.54	(37.4)%	$12.24	(32.1)%
Overall fuel neutral rate per ton-mile	$15.00	(25.1)%	$13.76	(23.7)%
Revenue per average barge operated	$55,955	(38.0)%	$171,525	(29.0)%
Fuel price and volume data:
Fuel price	$2.01	(44.1)%	$1.95	(40.4)%
Fuel gallons	13,977	(15.5)%	47,237	(13.8)%
Revenue data (in thousands):
Affreightment revenue	$99,295	(44.7)%	$306,501	(35.4)%
Towing	9,459	(56.7)%	31,624	(50.8)%
Charter and day rate	15,821	(23.5)%	48,555	(17.6)%
Demurrage	9,724	(17.4)%	33,454	(2.0)%
Other	7,826	(22.6)%	23,259	(31.7)%

Total non-affreightment revenue	42,830	(33.5)%	136,892	(28.5)%

Total transportation segment revenue	$142,125	(41.7)%	$443,393	(33.4)%

Data regarding changes in our barge fleet for the quarter and nine months ended September 30, 2009, is summarized in the following table.

Barge Fleet Changes

Barge Fleet Changes — YTD and Quarterly

	Dry	Tankers	Total

Barges operated as of the end of the 2nd qtr of 2009	2,183	372	2,555
Retired (includes reactivations)	(18)	(12)	(30)
New builds	—	2	2
Purchased	—	—	—
Change in number of barges leased	(2)	—	(2)

Barges operated as of the end of the 3rd qtr of 2009	2,163	362	2,525

	Dry	Tankers	Total

Barges operated as of the end of 2008	2,254	391	2,645
Retired	(82)	(29)	(111)
New builds	—	7	7
Purchased	—	—	—
Change in number of barges leased	(9)	(7)	(16)

Barges operated as of the end of the 3rd qtr 2009	2,163	362	2,525

Data regarding our boat fleet at September 30, 2009, is contained in the following table.

Owned Boat Counts and Average Age by Horsepower Class

Horsepower Class	Number	Average Age

1,950 or less	48	32.4
Less than 4,300	24	35.3
Less than 6,200	43	34.8
7,000 or over	12	31.6

Total/overall age	127	33.7

During the nine months ended September 30, 2009, we completed the repowering of three of our boats which moved them from the 1950 or less class to the less than 4300 class in the above summary. In addition, the Company had 18 chartered boats in service at September 30, 2009. Average life of a boat (with refurbishment) exceeds 50 years. During the third quarter 2009 the Company continued to assess its ongoing boat power needs and as a result returned four of nine boats previously classified as held for sale to active service, placed ten additional smaller, older boats into held for sale status and sold three boats in our highest horsepower class which had not previously been held for sale. At September 30, 2009, a total of fifteen boats continue to be marketed and are reported as “Assets Held for Sale” on the condensed consolidated balance sheet.

Operating conditions in the third quarter and nine months ended September 30, 2009, were more favorable than those experienced in the third quarter and nine months ended September 30, 2008, with lost barge days in the quarter down 72% from 10,992 in the prior year to 3,131 in 2009 and for the nine month period down from 38,232 in the prior year to 13,718 in 2009.

Historically, unlike the current year, grain has experienced the greatest degree of seasonality among all the commodity segments, with demand generally following the timing of the annual harvest. Increased demand for grain movement generally begins around the Gulf Coast and Texas regions and the southern portions of the Lower Mississippi River, or the Delta area, in late summer of each year. The demand for freight spreads north and east as the grain matures and harvest progresses through the Ohio Valley, the Mid-Mississippi River area, and the Illinois River and Upper Mississippi River areas. System-wide demand generally peaks in the mid-fourth quarter. Demand normally tapers off through the mid-first quarter, when traffic is generally limited to the Ohio River as the Upper Mississippi River normally closes from approximately mid-December to mid-March, and ice conditions can hamper navigation on the upper reaches of the Illinois River. The annual differential between peak and trough rates has averaged over 130% a year over the last five years. Average grain tariff rates for the mid-Mississippi River, which we believe is generally a directional indicator of the total market, were 325% for the quarter and 300% for the nine months ended September 30, 2009. For both the quarter and nine months ended September 30, 2009, this was approximately 42% and 44% below the corresponding average rates in the prior year’s comparable periods. Our achieved grain pricing, across all river segments, was down 35% and 25% in the quarter and nine months ended September 30, 2009.

Manufacturing

Manufacturing segment revenues were $64.2 million and $170.3 million in the quarter and nine months ended September 30, 2009, respectively. This was $7 million higher, or 12.2% above prior year for the quarter and $46.5 million, or 21.5% below the prior year nine month period. The increase in the quarter was primarily due to the number of barges built as illustrated in the table below, partially offset by lower steel pricing which is passed on to customers. In both periods, we built significantly fewer dry hopper barges. The decline in the nine month period was primarily due to the mix of barges built and relative steel pricing, with a lower number of dry hoppers produced in the 2009 periods compared to the prior year.

Manufacturing operating profit improved by $1.1 million quarter-over-quarter and $5.8 million for the nine month period ended September 30, 2009, on the better 2009 mix of non-legacy barges, higher productivity and safe operations. The improved profitability of the manufacturing segment was partially offset by a $2.3 million reserve for a customer contract dispute in the third quarter of 2009.

Manufacturing Segment Units Produced for External Sales or Internal Use

	Quarter Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

External sales:
Liquid tank barges	9	12	39	38
Ocean tank barges	1	—	3	3
Hybrid barges	—	10	—	10
Dry cargo barges	53	19	72	191

Total external units sold	63	41	114	242

Internal sales:
Liquid tank barges	2	—	7	—
Dry cargo barges	—	—	—	—

Total units into production	2	—	7	—

Total units produced	65	41	121	242

All Other Segments

Our environmental services and civil construction company experienced continuing lower project volume and margin pressure during the third quarter. Based on an impairment evaluation the intangible assets of that entity were deemed to be impaired and written down by $4.4 million in the third quarter 2009. This write-down drove third quarter operating income performance by our professional services companies $4.9 million lower than the prior year to a loss of $5.4 million in 2009. The third quarter charge and weaker operating performance drove operating income performance for the nine month period by our professional services companies $7.4 million lower than the prior year to a loss of $7.9 million in 2009.

Consolidated Financial Overview — Non-GAAP Financial Measure Reconciliation

NET INCOME TO EBITDA RECONCILIATION

	Quarter Ended Sept. 30,		Nine Months Ended Sept. 30,
	2009	2008	2009	2008

Net (Loss) Income from Continuing Operations	$(12,167)	$18,355	$(21,221)	$24,022
Discontinued Operations, Net of Income Taxes	(5)	(7)	(177)	296

Consolidated Net (Loss) Income	$(12,172)	$18,348	$(21,398)	$24,318

Adjustments from Continuing Operations:
Interest Income	(1)	(30)	(13)	(92)
Interest Expense	10,480	7,469	30,833	20,189
Debt Retirement Expenses	17,659	—	17,659	2,379
Depreciation and Amortization	13,390	12,626	40,664	38,760
Taxes	(6,991)	11,136	(12,202)	14,582
Adjustments from Discontinued Operations:
Interest Income	—	(6)	—	(38)
Taxes	—	13	170	178
EBITDA from Continuing Operations	22,370	49,556	55,720	99,840
EBITDA from Discontinued Operations	(5)	—	(7)	436

Consolidated EBITDA	$22,365	$49,556	$55,713	$100,276

EBITDA from Continuing Operations by Segment:
Transportation Net (Loss) Income	$(10,909)	$15,756	$(32,176)	$11,298
Interest Income	(1)	(27)	(12)	(85)
Interest Expense	10,470	7,414	30,803	20,134
Debt Retirment Expenses	17,659	—	17,659	2,379
Depreciation and Amortization	12,068	11,338	36,622	35,477
Taxes	(6,991)	11,136	(12,223)	14,582

Transportation EBITDA	$22,296	$45,617	$40,673	$83,785

Manufacturing Net Income	$4,224	$3,384	$18,972	$13,698
Depreciation and Amortization	891	725	2,642	2,073

Total Manufacturing EBITDA	5,115	4,109	21,614	15,771
Intersegment Profit	—	(306)	—	(540)

External Manufacturing EBITDA	$5,115	$3,803	$21,614	$15,231

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

Outlook

The uncertainties surrounding the economy in general heighten the normal risks and uncertainties surrounding forward-looking information which we address in Section 1A “Risk Factors.” Despite the negative economy, we continue to proactively work with our customers, focusing on our position as the lowest cost, most ecologically friendly provider of domestic transportation.

Like many freight transportation providers, we do not have visibility to predict the timing of a recovery. The September 2009, Federal Reserve’s Beige Book indicated that economic activity continued to stabilize in one half of its twelve reporting districts. According to that report sales remained flat, inventories continue to be carefully managed, residential real estate showed some improvement, commercial real estate remained weak, and that there had been some uptick in auto related markets resulting from “cash for clunkers.” The report also indicated that transportation industry demand in general remained mixed with some stabilization at low levels and at least two districts reporting a modest pickup in rail shipments.

We, like our customers, and most others including the Federal Reserve, do not have clear visibility as to the timing of recovery in the key metals, other bulk products and liquid chemical markets that will re-pressurize the Inland Waterways driving available freight rates higher. Though we are unable to predict the timing, we believe, similar to other transportation companies, that freight demand will eventually return. We remain committed to barging as a competitive form of transportation for the long-term as we believe our value proposition is superior to truck and rail and will continue to be a mode of transportation that shippers will continue to favor. We believe that shippers increasingly prefer the most environmentally friendly mode of transportation and the best shipping value. We believe we can offer them both.

We are continuing to use this economic environment as an opportunity to right size our cost structure for the future. While the economy lags and freight demand remains weak we remain focused on improving areas within our control. In 2009 our focus is on improving our cost structure, optimizing our working capital and capital investment levels to generate cash and improving our industry leading safety performance. New business will help our efforts but, ultimately, we expect cost reduction to position us for enhanced profitability regardless of when overall demand returns. We expect success with these initiatives will allow us to optimize our financial performance during the economic downturn and strongly position us when normal demand environments return in the future. We are improving the areas of our business we can control while reacting quickly to short-term opportunities in all markets.

We believe that our long term strategic plans for improving our contract portfolios of business in transportation and manufacturing, operating on river segments where we have the greatest potential to run fully loaded in both directions, and improving the quality of our barge and boat fleet through disciplined capital investment, remain within our reach.

As discussed in the Liquidity section and in Note 4 to the condensed consolidated financial statements, on July 7, 2009, we issued $200 million of 12.5% Senior Notes due 2017 and concurrently entered into a new four-year asset based borrowing facility providing with up to $390 million of borrowing capacity. This new debt structure also provides a decrease in the blended interest rate that we are paying on our outstanding balances of approximately one percent from the rate in our former agreement. Additionally, our new structure does not have maintenance covenants unless our borrowing availability is generally less than $68 million. At September 30, 2009, we had available liquidity of $196 million, including $23 million in cash balances which reduced outstanding debt subsequent to the end of the quarter. The covenants in the new facility include a leverage covenant which is based on only first lien senior debt, which excludes debt under the notes, while the leverage covenant in the former facility included total debt. We also enhanced our flexibility to execute sale leasebacks, sell assets, and issue additional debt under the new facility to raise additional funds, with no restrictions on capital spending.

With the four-year term on the bank agreement and eight-year term on the senior notes, we believe that we have the appropriate longer term, lower cost and more flexible capital structure that will allow us to focus on executing our tactical and strategic plans through the various economic cycles. We expect to remain disciplined in how we deploy our capital, but now have the flexibility to fully enact our cost reduction and productivity plans and to reinvest in the business when market demand and financial returns warrant such actions. Given our strategic objective to reduce the age of our fleet by replacing aging barges we presently intend to build 50 new covered dry hopper barges in 2009 for our transportation segment.

We are continuing to make changes to drive productivity and cost-reduction throughout the organization. Cumulatively, the organizational changes we have enacted since March 2008 have reduced our expenses by $25 million in annualized salary compensation. During the quarter we realigned our transportation management resources to be closer to the business and the customers; positioning our most experienced barge industry managers on the river property where they can manage the people and the assets with much greater effectiveness. We believe this new model requires fewer management personnel, will reduce cost, and will produce better service for our customers.

We are also focused on the longer-term earnings power at Jeffboat as we continue to work through legacy contracts and book market-based new build orders with a reduced overhead burden. We saw cancellations of $10 million in 2009 business and $30 million of 2010 business in the first six months of 2009. While we have improved profitability at the shipyard, we have continued to make further adjustments in its cost structure. In July 2009, in response to the prolonged economic downturn and fluctuating demand and the decreased contract backlog, we completed a 10% reduction in force in the shipyard. This was a right-sizing of staffing levels designed to ensure the stability of operations and strengthen our program for long term success. During and subsequent to the end of the quarter ended September 30, 2009, we have seen indications of increased interest in new barges, driven by the relatively low cost of steel. We continue to actively negotiate new contracts. We did add $26 million to our backlog during the third quarter of 2009. We do not expect to sign significant, long term multiple barge deals in the current environment. We are focused on capturing smaller opportunities to maintain adequate volumes at the shipyard until more normal replacement demand returns, allowing us to build long runs of barges with a right-sized shipyard operating at the higher productivity and safety standards that have driven the 2009 increase in profitability.

We expect to continue to refine our cost structure on an ongoing basis. We are beginning to see the benefit of our cost reduction efforts in our transportation SG&A expenses which declined $2.3 million in the quarter and $3.4 million in the nine months ended September 30, 2009, compared to the same periods of the prior year. SG&A wages in the third quarter were $1.1 million below the prior year levels. We have also seen significant reductions in marketing, facility maintenance and outside services. Our consolidated SG&A for the nine months ended September 30, 2009, includes the charges related to the current year reduction in force, Houston office closure, charges for the Jeffboat customer contract dispute and the bankruptcy charges related to a liquids customer. The total of these current year charges exceed the reduction in force charges incurred in the nine months ended September 30, 2008, by $5.9 million. Inclusive of these items, consolidated SG&A declined by $0.5 million in the quarter and by $1.2 million in the nine months ended September 30, 2009, compared to the same periods of the prior year.

We expect our full year CAPEX spending to be approximately $40 million, including $5 million to complete some liquid barges this year that were begun in late 2008, and $6 million to start construction related to our recent announcement to build 50 dry hopper barges. Also, $2.6 million of the fourth quarter CAPEX spend will be reimbursed to the Company in 2010 under government grants we were awarded.

Transportation:  Our value proposition is to deliver the safest, cleanest, most cost effective and innovative transportation solutions to our customers. Barge transportation is widely recognized as the lowest cost, cleanest, safest and most fuel efficient mode of transportation in the United States and is estimated to be operating at below current infrastructure capacity.

Over the longer-term we expect to continue to evolve our portfolio mix of commodities. Our review of historical industry data for waterborne movement indicates that liquid commodity barge movement is generally a steady growth and demand market with less volatility than certain dry commodities such as grain. Management believes its liquid tank barge fleet is comparable to the industry in both condition and age. We expect to complete the six remaining tank barges begun in 2008 for internal use in 2009 which essentially will replace retiring liquid capacity, but given current demand, we do not plan to build any additional internal barges this year.

With the economic contraction which began in late 2008, we experienced declines in liquid demand greater than those in our dry portfolio. We expect, over the long term, that liquid demand will again strengthen. We expect that in the current environment we will need to opportunistically pursue available loadings in our most profitable lanes.

Through organic growth, which we define as the combination of new business from new and existing customers, we believe that over time our portfolio mix will approach a breakdown closer to 35% liquids, 15% coal, 25% bulk, 15% grain, 5% steel and 5% emerging markets. During the third quarter and nine months ended September 30, 2009, we have generated $6 million and $41 million respectively in new organic growth. For the quarter this includes $4 million of bulk and $2 million of liquid growth. For the nine months ended September 30, 2009, this includes $2 million of coal/energy, $26 million of bulk and $13 million of liquid growth. Modal conversion continues to be both a primary objective and driver in the generation of organic growth. Though our organic growth in the quarter was below the prior year quarter’s $22 million, $10 million of organic growth has been booked in the first month of the fourth quarter.

Our mix for the full year in 2009 may not, even directionally, move closer to that goal, as many commodities that we have profitably moved in the past have not moved in quantities or at rates that they would in a more “normal” economic environment. During the nine months ended September 30, 2009, we saw a shift in our revenue portfolio, including related demurrage, which drove grain to 28% of our total revenue volume (from 21% for the full year 2008) while bulk declined to 27% (from 31% for the full year 2008) with other categories remaining fairly constant as a percent of total revenue.

Our objectives in the dry markets are to pursue growth that fits within our planned scheduled service model while retaining existing business that fits in this model. Management believes the key to our success in the dry markets will again be driven by producing a more valuable transportation service product to compete for more new, ratable business against other transportation modes. We will tighten our network to concentrate more of our assets on higher density, more profitable traffic patterns. This is also a key to increased dry fleet efficiency. We are focused on improving asset turn rates through reduction of average stationary days per barge loading.

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

During the past few years there has been increasing utilization of existing coal-fired power generating capacity. According to Criton the prospects for coal shipments to the power generating sector will be impacted by the current economic recession, declining slightly in 2009 and increasing slowly thereafter. Distribution patterns may be further affected by flue-gas desulphurization (“FGD”) retrofitting and are expected to continue to negatively impact miles per trip as retrofitted plants shift to higher-sulfur coal resulting in shorter trips. Criton projects a decline in coal exports through the lower Mississippi driven by the collapse of international steel demand and the stronger U.S. dollar. In addition, increases in limestone and gypsum movement, due to clean air laws that are resulting in their use to reduce sulfur emissions from coal-fired electricity generation, have been more than offset by reductions in construction related movement.

As we move to replace a portion of the grain moved by barge, we continue to seek expansion in large, ratable dry shipments with existing and new customers in the Company’s primary service lanes. Much of the new business is expected to emanate from conversions from other modes of transportation, primarily rail. The Company expects to continue to offer these modal alternatives in chemicals, as well as in new target markets such as forest products/lumber, coal/scrubber stone, energy products, and in emerging markets like municipal solid waste. We believe that there is significant opportunity to move certain cargoes by barge that currently move via truck and rail. With ACL terminal facilities in St. Louis, Memphis, and Chicago we believe we have a strong, strategically located core of base locations to begin to offer one-stop transportation services. Several of the cargo expansions in 2008 and 2009 included multi-modal solutions through our terminal locations, most recently including organic growth in steel products. Our Lemont, Illinois facility, located just outside of Chicago, provides terminaling and warehousing services for clients shipping and receiving their products by barge. Through Lemont, we are transloading products to be routed to or through Chicago. The Lemont facility also handles products manufactured in the greater Chicago area which are destined to the southern United States and to export markets.

At September 30, 2009, 70% of our total fleet consisted of covered hopper barges. The demand for coarse grain freight, particularly transport demand for corn, has been an important driver of our revenue. During 2009 grain has been a more significant component of our total portfolio as the economy has impacted the markets for steel, steel products and chemicals. Over the longer term, we expect grain to still be a component of our future business mix. However, the grain flows we expect to pursue going forward are the ratable, predictable flows. Smaller, more targeted, export grain programs that run ratably throughout the year are likewise attractive as they are not as susceptible to volatile price swings and seasonal harvest cycles. The complex interrelationships of agricultural supply/demand, the weather, ocean going freight rates and other factors lead to a high degree of less attractive volatility in both demand and pricing. We expect that the introduction of new demand will over time drive our grain position down to approximately 15% of our revenue base.

Although we expect to significantly reduce our exposure to seasonal grain moves, grain is still expected to be both an important commodity for us and, as circumstances allow, a tactical opportunity. The United States Department of Agriculture (the “USDA”) forecasted, as of October 9, 2009, corn exports of 2.150 billion bushels for the 2009/2010 crop year or approximately 16% more than the 1.858 billion bushels for the 2008/2009 crop year. Crop years are measured from September 1 through August 31 of the next calendar year. The total 2009/2010 corn harvest was estimated to be approximately 13.018 billion bushels, almost one billion bushels above the prior year’s level. If recent changes in ocean-going freight rates are sustained, which currently favor the port of New Orleans over the Pacific Northwest, export demand through New Orleans could drive grain demand higher than the prior year on the Inland Waterways. For most of 2008 the ocean freight rates favored the Pacific Northwest. Consequently an increased share of the grain market moved by rail to be shipped from the Northwest. This year’s crop was planted late and has had a long wet growing season, which actually delayed growth, and now has delayed harvest. We expect harvest shipping demand to last into the first quarter of 2010. While we anticipate a longer grain harvest and shipping season, it is unlikely we will see a traditional compressed harvest shipping event where we would generally enjoy high seasonal price leverage. We expect to see sequentially stronger grain shipping rates compared to the third quarter, but the duration of the harvest is likely to moderate rate increases this harvest season.

According to Informa, the Inland Waterways fleet peaked at 23,092 barges at the end of 1998. From 1999 to 2005 the Inland Waterways fleet size was reduced by 2,407 dry cargo barges and 54 liquid tank barges for a total reduction of 2,461 barges, or 10.7%. From that date through the end of 2008, the industry fleet, net of barges scrapped, increased by 225 dry cargo barges and 149 tank barges, ending 2008 at 18,014 dry and 2,991 liquid barges, for a total fleet size of 21,005, 9.0% below the 1998 level. During 2008 the industry fleet placed 917 new dry cargo barges into service while retiring 932 dry cargo barges and expanded the liquid cargo barge fleet by 34 barges. We believe, based on industry estimates, capacity will continue to be taken out of the industry as older barges reach the end of their useful lives. From an overall barge supply standpoint, we believe that approximately 25% of the industry’s existing dry cargo barges will be retired in the next three to seven years. We also believe that a like number of barges will be built during this period, although the exact number of additions or reductions in any given year is difficult to estimate. Competition is intense for barge freight transportation. The top five carriers (by fleet size) of dry and liquid barges comprise over 62% of the industry fleet in each sector as of December 31, 2008. The average economic useful life of a dry cargo barge is generally estimated to be between 25 and 30 years and between 30 and 35 years for liquid tank barges. Approximately 31% of the 2,183 barges in service in our fleet of dry cargo barges will reach 30 years of age by the end of 2010. The ultimate retirement of any barge is dependent on its specific condition, not its age. We have over 150 dry barges in service which are already over 30 years of age. We expect to replace some of the capacity lost from barge retirement through new builds, acquisitions, liquid barge refurbishments and increased asset utilization. We do not anticipate building any additional dry barges for internal use in 2009, though we will purchase certain raw materials in preparation for building 50 dry barges for the transportation segment in the first half of 2010.

Freight rates in both the dry and liquid freight markets are a function of the relationship between the amount of freight demand and the number of barges available to load freight. Due to the impact of the current economic crisis on our customer’s shipments of commodities such as steel/pig iron, fertilizer and liquid chemicals, we believe the current supply/demand relationship for dry and liquid freight will be stable on lower term contract volumes or, in the case of spot cargoes, decline in the near term. We also believe that longer term, with a stronger economy, freight rates will stabilize or moderately increase if overall barge capacity continues to decline. Our overall rates per ton-mile declined 37.4% in the quarter and 32.1% in the nine months ended September 30, 2009, driven by the lower grain pricing, the negative mix shift into lower margin commodities, and lower fuel prices which are contractually passed through to customers.

If there is a rebound in liquid markets we may see a larger portion of our liquid fleet shift to day-rate contracts, rather than affreightment contracts. However, in the current environment we saw 38 fewer barges utilized in day-rate service compared to the prior year third quarter and 33 fewer barges compared to the prior year first nine months. Reductions in day-rate contracts throughout the industry may return to spot rate service. This return to spot service generally results in a decline in rates available for such service in the current environment.

The market dynamics surrounding term contracts are changing rapidly. Most of the Company’s dry contracts renew during the fourth quarter. The nine contracts renewed in the 3rd quarter were at approximately a 7% blended rate reduction. The 15 renewals in the nine months ended September 30, 2009, had a blended price decrease of approximately 5%. Spot grain pricing decreased 35% compared to the prior year quarter, and 25% in the nine month period, while grain ton-miles were up 25% over the prior year quarter, and increased by 41% through the first nine months of the year. Several of our most attractive dry barge shipping contracts were renegotiated in the third and fourth quarters of 2009. These agreements were renegotiated with term extensions locking in the next four or five years with no price compression. We are unable to predict at this time expectations for the renewals that will occur in the fourth quarter, and perhaps more importantly the volume that we expect to move under such contracts. We anticipate that given the uncertainty of the economic environment fewer customers will feel compelled to insure barge availability, thereby further lowering the number of charter/day-rate contracts.

From an expense standpoint, fuel price increases may impact profitability in four primary ways. First, contractual protection in the Company’s newest term contracts operates on a one month lag thereby exposing us to an approximate 45 day delay in recovering higher prices. Conversely, in periods of falling prices, the Company can recover more than the price currently being paid for fuel. During the third quarter and first nine months of 2009 we estimate that our revenues declined by $24.4 million and $49.6 million, respectively, due to fuel adjustment clause de-escalation. On an overall basis the continued declines in non-grain fuel pricing net of amounts passed through to our customers resulted in $4.6 million of decreased margin in the quarter and $1.2 million of benefit in the nine months ended September 30, 2009, when compared to the comparable periods of the prior year. Our fuel price risk is highest in periods of rapidly escalating fuel prices. Second, fuel rates may move ahead of booked-forward spot market pricing. Third, fuel expense is a significant component of the cost structure of other fleeting, shifting and towing vendors that we use. These costs are passed through to us in higher rates for such services and we are generally unable to pass these increases through to our customers. Fourth, under a legacy coal contract the fuel pricing mechanism is generally inadequate to insulate us from the impact of significant increases in fuel prices. For these reasons, we have been hedging a portion of our fuel exposure since December 2007. As of September 30, 2009, we had open fuel swap contracts fixing the price on 20.3 million gallons of our anticipated future fuel usage through January 2011. The fair value of the fuel price swaps at September 30, 2009, was a gain of $1.7 million. These cumulative gains on open contracts will be recorded as decreases in fuel expense as the purchased fuel is used if they are not affected by market changes prior to maturity. We have also, in limited circumstances, entered into term contracts which contain no fuel adjustment clauses. Where we have entered such contracts we have hedged a portion of the projected gallons we expect to use for those contracts. We anticipate that we will continue to hedge a portion of the cash flows related to unprotected fuel gallons as monthly contracts expire.

Increases in wages and other costs, if they are not recoverable under contract adjustment clauses or through rates we are able to obtain in the market, also create margin pressure. Competition for experienced vessel personnel was strong, and increases in experienced vessel personnel wage rates have exceeded the general inflation level for several years through 2008. Wages and fringe benefits declined in the third quarter of 2009 compared to 2008 and now are essentially flat with the prior year for the first nine months compared to the prior year. Given the current decline in industry demand we anticipate that near-term wage rate pressure should diminish. Longer-term we anticipate continued pressure on labor rates, which we expect to defray through labor escalators in some of our contracts and through pricing.

In 2009 we have taken actions to defer all merit increases that would have otherwise occurred on January 1, 2009, saving an estimated $5 million this year. In addition, in February 2009 we eliminated approximately 85 positions or 15% of our land-based salaried compensation through a reduction in force. This workforce reduction is expected to generate approximately $9.0 million of annualized savings, and approximately $3.3 million in 2009 after related severance and other costs, including the estimated cost of approximately $2.7 million of closing the Houston office, primarily a non-cash charge for the write-off of office leasehold improvements. The closing of our Houston office allows us to further streamline our operations while continuing to reduce cost. The closure is expected to result in approximately $1.0 million in annualized savings. In October 2009, we executed an additional reduction in force in our land-based operations group as we completed the realignment of our management resources to be closer to the business and the customers; positioning our most effective barge industry managers on the river property where they can manage the people and the assets with much greater effectiveness. This realignment model requires fewer management personnel, will reduce cost, and will produce better service for our customers. In total, through reductions in force since March 2008 approximately $25 million in aggregate annualized salaried compensation including bonus, benefits and stock compensation has been eliminated through eliminating redundancies and organizational layers which were not required to execute our programs. By broadening the span of control of our managers and streamlining decision-making we have eliminated one half of the vice president and senior vice president positions in the last fifteen months.

We continue to challenge other selling, general and administrative expenses and expect further reductions in those costs. We eliminated our association with NASCAR and have made sustainable progress against purchased outside services, among other discretionary amounts.

Manufacturing:  Industry estimates suggest that there will continue to be significant demand for dry cargo barge replacement over the next several years. Criton has estimated that 5,000 new dry cargo barges will be required to replace retiring barges and fuel expected new demand. With the downturn in the general economy, during the first half of 2009 we added no new barges to our manufacturing backlog. While we have improved profitability at the shipyard, we have continued to make further adjustments to our cost structure environment in the shipyard. In July 2009, in response to the prolonged economic downturn and fluctuating demand and the decreased contract backlog, we completed a 10% reduction in force in the shipyard. This was a right-sizing of staffing levels designed to ensure the stability of our operations at the shipyard and to strengthen our program for long term success. During and subsequent to the end of the quarter ended September 30, 2009, we have seen indications of increased interest for new barges, driven by the relatively low cost of steel. We continue to actively negotiate new contracts. We did add $26 million to our backlog during the third quarter of 2009. We do not expect to sign significant, long term multiple barge deals in the current environment. We are focused on capturing smaller opportunities to maintain adequate volumes at the shipyard until more normal replacement demand returns, allowing us to build long runs of barges with a right-sized shipyard operating at the higher productivity and safety standards that have driven the 2009 increase in profitability.

In response to the prolonged economic downturn and the environment of fluctuating demand, we have acted on our stated strategy to optimize the employment levels and production capacity at Jeffboat and, through normal attrition and reduction actions we have reduced our work force size by over 30%, including a 10% reduction just completed in Q3. The 10% Q3 reduction will save us $8 million in annual compensation expense. Our goal remains to right-size the facility in order to maintain a steady production schedule and enhanced profitability for the long term.

Net of barges we produced, the contract cancellations and the new contract, our manufacturing sales backlog at September 30, 2009, totaled $56 million or $28 million less than the prior quarter end. This included $11 million in legacy and $45 million in non-legacy contracts. Expected deliveries extend into 2010. Additionally, we had approximately $64 million in unexercised options under legacy contracts at quarter end. During the third quarter approximately $56 million of the legacy options expired, unexercised. We also believe that, long term, due to industry replacement requirements, new barge construction demand will strengthen. We expect to build these units at market prices. We do not believe that longer term demand has weakened for new barges but recognize that the projected building of replacement barges may be delayed until economic and credit market conditions improve and the demand for barge freight stabilizes. Almost all of the contracts in the backlog contain steel price adjustments. The actual price of steel at the time of construction may result in contract prices that are greater than or less than those used to calculate the backlog at September 30, 2009. The backlog also excludes our planned construction of internal replacement barges. We are focused on reducing labor costs relative to our bid specifications on our brown-water production.

During the first nine months of 2009 our labor hours per ton, on our liquid chem barge line improved approximately 11.3% when compared to the 2008 full year results. The liquid 30,000 barrel hot oil barges labor hours per ton improved by approximately 2.0% when compared to the 2008 full year results.

Our performance on 30,000 barrel clean service barges and dry hoppers improved in the quarter, driving the nine month shortfall in hours per ton to 10.4% on the clean service barges and to 6.1% on the dry hoppers when compared to the 2008 full year results. In these two categories, during the third quarter as we began transitioning the production lines for these types of barges performance improved by 3 points and 11 points, respectively, from the first six months comparative, though still negative to our prior year performance. We are continuing to work to minimize lost hours when line transitions occur.

Of the liquid tank barges for internal use that we began building in the fourth quarter of 2008, seven barges were delivered and we expect to complete the remaining six liquid tank barges in 2009. These liquid tank barges will replace expected retiring liquid tank barge capacity. Based on current orders we plan to build approximately 120 dry, 50 liquid and 4 special vessels this year, including completion of 13 liquid tank barges for ACL use. We will also have approximately $6 million in capital spending in 2009 related to our plan to build 50 new covered hopper barges in the first half of 2010.

RESULTS OF OPERATIONS

AMERICAN COMMERCIAL LINES INC. OPERATING RESULTS BY BUSINESS SEGMENT
Quarter Ended September 30, 2009 as compared with Quarter Ended September 30, 2008

				% of Consolidated Revenue
	Quarter Ended Sept. 30,			3rd Quarter
	2009	2008	Variance	2009	2008
	(Dollars in thousands except where noted)
	(Unaudited)

REVENUE
Transportation and Services	$151,769	$256,456	$(104,687)	70.3%	81.8%
Manufacturing (external and internal)	68,304	58,426	9,878	31.6%	18.6%
Intersegment manufacturing elimination	(4,106)	(1,207)	(2,899)	(1.9)%	(0.4)%

Consolidated Revenue	215,967	313,675	(97,708)	100.0%	100.0%
OPERATING EXPENSE
Transportation and Services	147,289	222,930	(75,641)
Manufacturing (external and internal)	64,131	55,087	9,044
Intersegment manufacturing elimination	(4,106)	(901)	(3,205)

Consolidated Operating Expense	207,314	277,116	(69,802)	96.0%	88.3%
OPERATING INCOME
Transportation and Services	4,480	33,526	(29,046)
Manufacturing (external and internal)	4,173	3,339	834
Intersegment manufacturing elimination	—	(306)	306

Consolidated Operating Income	8,653	36,559	(27,906)	4.0%	11.7%
Interest Expense	10,480	7,469	3,011
Debt Retirement Expenses	17,659	—	17,659
Other Expense (Income)	(328)	(401)	73

(Loss) Income Before Income Taxes	(19,158)	29,491	(48,649)
Income Taxes (Benefit)	(6,991)	11,136	(18,127)
Discontinued Operations	(5)	(7)	2

Net (Loss) Income	$(12,172)	$18,348	$(30,520)

Domestic Barges Operated (average of period beginning and end)	2,540	2,703	(163)
Revenue per Barge Operated (Actual)	$55,955	$90,264	$(34,309)

Three months ended September 30, 2009 comparison to three months ended September 30, 2008

Revenue.  Consolidated revenue decreased by $97.7 million or 31.1% to $216.0 million.

The consolidated revenue decrease was due to lower segment revenues for transportation and services segments which declined in the quarter by 41.7% and 22.7%, respectively. These declines were partially offset by a 12.2% increase in manufacturing segment revenues.

The decrease in transportation segment revenues was driven by several factors. Affreightment ton-mile rates decreased 37.4% and, on a fuel-neutral basis, 25.1% over the same quarter of the prior year. Total ton-mile volume decreased by 12.1%. The decline in rates was primarily driven by lower grain freight prices, lower fuel rates and a shift in the mix of commodities shipped in the respective quarters, with total dry affreightment ton-mile volume down 9.6% and liquid ton-mile volume down 35.3% over the prior year quarter. Lower priced grain volumes increased 25.3%, while higher priced coal and other bulk cargo volumes decreased 17.8% and 26.3% in the quarter. Contract fuel adjustment clauses drove $24.4 of the decline as lower fuel prices were passed through to our customers. Outside towing and charter/day rate revenue declined by 23.5% driven by lower volume and the impact on rates of lower fuel prices. Additionally, scrapping revenue declined $3.3 million compared to the same quarter of the prior year. Revenues per average barge decreased 38.0% to $55,955 in the third quarter of 2009 compared to the prior year quarter.

The services segment’s lower revenues were due to slow demand in the quarter compared to the same quarter of the prior year.

Increased revenues in the manufacturing segment were driven by a higher number of barges produced. In the third quarter of 2009 the production mix also shifted as the manufacturing segment produced more dry hopper barges and almost an equal number of liquid tank barges than in the prior year. Revenues were also impacted by lower steel prices in the current year quarter.

Operating Expense.  Consolidated operating expense decreased by $69.8 million or 25.2% to $207.3 million.

The transportation segment’s operating expenses decreased by $77.8 million. The decrease resulted primarily from $31.5 million lower fuel prices, $24.1 million lower non-labor variable costs and $15.3 million in higher net gains from asset management actions that are recorded in cost of sales. Labor and fringe benefit costs and selling, general and administrative expenses also declined by $2.1 million and $2.3 million respectively. The lower fuel cost was due both to a lower average price per gallon, at $2.01 in the third quarter of 2009 compared to $3.60 per gallon in the comparable quarter of 2008, and to lower gallons consumed. The non-labor variable cost reductions were primarily in outside towing, shifting, fleeting and boat charter expenses. The labor savings resulted from crewing less vessels due to the lower demand in the quarter. The SG&A savings were driven primarily by lower bonus accruals, lower marketing expenses and approximately $1.1 million in lower salaries.

The remaining change in operating expenses was primarily due to a $4.4 million charge for impairment of certain intangible assets of the Summit business. This charge was partially offset by the lower project activity in the services companies

Manufacturing segment operating expenses increased $5.8 million due a higher number of barges produced. The increase also includes a $2.3 million charge for a customer contract dispute. Lower steel costs partially offset the increases.

Operating Income.  Operating income declined $27.9 million to $8.7 million.

Operating income, as a percent of consolidated revenues declined to 4.0% compared to 11.7% in the third quarter of the prior year. The decline was primarily a result of expenses which decreased less than revenues driving the deterioration in the operating ratio in the transportation segment to 93.0% from 86.1% and the $4.9 million decline in professional services segment income which more than offset an increase of $1.1 million in manufacturing segment operating income. The manufacturing segment’s increase in operating margin to 6.5% resulted from a more favorable mix of non-legacy market priced barges produced, gains in labor productivity per ton of steel on the majority of barges produced, and safe operations. Manufacturing segment operating margin was negatively impacted by 3.6 points due to the $2.3 million charge related to a customer contract dispute.

The $24.1 million decline in transportation operating income resulted primarily from the impact of grain and volume/price/mix changes for non-grain portfolios. Grain prices declined $19 million or 35.3% from prior year levels, and although grain fuel costs were substantially favorable compared to prior years, and despite shipping 25% more ton-miles, grain negatively impacted the quarterly operating profit by $8.2 million, before consideration of overall improved boat productivity in the quarter. The significant declines in higher margin bulk and liquid commodities contributed $34.0 million to the decline. The decline was also partially attributable to the $6.4 million incremental cost of relocating empty barges to freight origin points due to the significant imbalance of northbound vs. southbound freight. Non-grain fuel costs also negatively impacted the quarter by $4.6 million. These negative factors were partially offset by $11.0 million in higher achieved boat productivity, $12.0 million in increased net gains from asset management actions and $2.8 million in lower SG&A.

The $4.9 million decline in operating income from the services segment is attributable to the $4.4 million impairment charge and lower project activity in the current year quarter compared to prior year.

Interest Expense.  Interest expense was $10.5 million, an increase of $3.0 million over the quarter ending September 30, 2008. The increase was due entirely to higher interest rates as the average outstanding debt balance declined approximately $29.9 million from the prior year quarter.

Debt Retirement Expense.  Debt retirement expenses were $17.7 million in the third quarter 2009 due to the refinancing of the Company’s debt in July 2009, leading to the write-off of debt costs related to prior debt agreements. There were no debt retirement expenses in the third quarter of 2008.

Income Tax Expense.  The effective rate for income tax approximates the federal and state statutory rates after considering the deductibility of state income taxes for federal income tax purposes.

Net (Loss) Income.  Net income decreased $30.5 million from the prior year same quarter to a net loss of $12.2 million due to the reasons noted.

AMERICAN COMMERCIAL LINES INC. OPERATING RESULTS BY BUSINESS SEGMENT
Nine Months Ended September 30, 2009 as compared with Nine Months Ended September 30, 2008

				% of Consolidated Revenue
	Nine Months Ended June 30,			Nine Months
	2009	2008	Variance	2009	2008
	(Dollars in thousands except where noted)
	(Unaudited)

REVENUE
Transportation and Services	$467,159	$689,995	$(222,836)	73.3%	76.1%
Manufacturing (external and internal)	184,159	219,083	(34,924)	28.9%	24.1%
Intersegment manufacturing elimination	(13,811)	(2,193)	(11,618)	(2.2)%	(0.2)%

Consolidated Revenue	637,507	906,885	(269,378)	100.0%	100.0%
OPERATING EXPENSE
Transportation and Services	471,742	643,410	(171,668)
Manufacturing (external and internal)	165,316	205,503	(40,187)
Intersegment manufacturing elimination	(13,811)	(1,653)	(12,158)

Consolidated Operating Expense	623,247	847,260	(224,013)	97.8%	93.4%
OPERATING (LOSS) INCOME
Transportation and Services	(4,583)	46,585	(51,168)
Manufacturing (external and internal)	18,843	13,580	5,263
Intersegment manufacturing elimination	—	(540)	540

Consolidated Operating Income	14,260	59,625	(45,365)	2.2%	6.6%
Interest Expense	30,833	20,189	10,644
Debt Retirement Expenses	17,659	2,379	15,280
Other Expense (Income)	(809)	(1,547)	738

(Loss) Income Before Income Taxes	(33,423)	38,604	(72,027)
Income Taxes (Benefit)	(12,202)	14,582	(26,784)
Discontinued Operations	(177)	296	(473)

Net (Loss) Income	$(21,398)	$24,318	$(45,716)

Domestic Barges Operated (average of period beginning and end)	2,585	2,756	(171)
Revenue per Barge Operated (Actual)	$171,525	$241,651	$(70,126)

Nine months ended September 30, 2009 comparison to nine months ended September 30, 2008

Revenue.  Consolidated revenue decreased by $269.4 million or 29.7% to $637.5 million.

The consolidated revenue decrease was due to lower segment revenues for transportation and manufacturing segments which declined in the nine month period by 33.4% and 21.5%, respectively. Professional services revenues were essentially flat in the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008.

The decrease in transportation segment revenues was driven by several factors. Affreightment ton-mile rates decreased 32.1% and 23.7% on a fuel-neutral basis over the same period of the prior year. Total ton-mile volume decreased by 7.5%. The decline in rates was primarily driven by a $38 million decline in grain pricing and a shift in the mix of commodities shipped in the respective nine month periods, with total dry affreightment ton-mile volume down 1.7% and liquid ton-mile volume down 40.6% over the prior year nine month period. Lower priced grain ton-miles increased 40.7%, while higher priced other bulk cargoes decreased 27.3% in the nine month period. Coal volumes were essentially flat, though in the current year a higher portion of the coal moved was under a low margin legacy contract. Contract fuel adjustment clauses drove $49.6 of the decline as lower fuel prices were passed through to our customers. Outside towing and charter/day rate revenue declined by 17.6% driven by lower volume and the impact on rates of lower fuel prices. Additionally, scrapping revenue declined $13.1 million compared to the same quarter of the prior year. Revenues per average barge decreased 29.0% to $171,525 in the nine months ended September 30, 2009, compared to the prior year nine months.

The services segment’s revenues were essentially the same as in the prior year nine month period as project revenues declined, offsetting the impact of the consolidation of Summit Contracting from its date of acquisition in April, 2008, which resulted in nine months revenues in the current year and only six months revenues in the prior year.

Decreased revenues in the manufacturing segment were driven by 128 fewer barges produced in the nine months ended September 30, 2009, compared to the same period of the prior year. In the nine months ended September 30, 2009, the production mix also shifted as the manufacturing segment produced a similar number of liquid tank barges and significantly fewer dry hopper barges than in the prior year. Revenues were also impacted by lower steel prices in the current year period.

Operating Expense.  Consolidated operating expense decreased by $224.0 million or 26.4% to $623.2 million.

Transportation segment operating expenses decreased by $178.8 million, primarily due to $87.0 million lower fuel expenses and $67.5 million lower non-labor variable costs. Selling, general and administrative expenses also declined by $3.4 million. Gains on sales of surplus assets, net of impairment charges for additional boats identified for sale, increased $17.5 million over prior year levels. The lower fuel cost was due both to 7.5 million fewer gallons consumed and the lower average price per gallon, at $1.95 for the nine months ended September 30, 2009, compared to $3.27 per gallon in the comparable period of 2008. The non-labor variable cost reductions were primarily in outside charter, towing, fleeting and shifting as well as lower boat and barge repair expenses and lower cost of barges scrapped in the current year. Training costs also contributed to the decline. The SG&A savings were driven primarily by approximately $3.0 million in lower salaries due to the impact of previous reductions in force, lower marketing and outside services costs. The SG&A savings were partially offset by the excess of the costs of the 2009 reduction in force and Houston office closure over similar costs in the prior year.

Manufacturing segment operating expenses decreased $52.3 million due to the fewer number of barges produced and lower steel costs, partially offset by the $2.3 million cost related to a customer contract dispute.

The declines in transportation and manufacturing segment operating expenses were partially offset by the consolidation of Summit Contracting from its date of acquisition in April, 2008, which resulted in nine months expenses in the current year and only six months expenses in the prior year.

Operating Income.  Operating income declined $45.4 million to $14.3 million.

Operating income as a percent of consolidated revenues declined to 2.2% in the nine months ended September 30, 2009, compared to 6.6% in the nine months ended September 30, 2008. The decline was primarily a result of revenues decreasing more rapidly than did expenses, thereby leading to deterioration in the operating ratio in the transportation segment to 99.2% from 92.9% which more than offset an increase of $5.8 million in manufacturing segment operating income. The $18.8 million in operating income from the manufacturing segment resulted from an increase in operating margin to 11.1%. The increased margin resulted from a more favorable mix of non-legacy market priced barges produced, gains in labor productivity per ton of steel on the majority of barges produced, and safe operations.

The $43.8 million decline in transportation operating income resulted primarily from the impact of grain and volume/price/mix changes for non-grain portfolios. The significant declines in higher margin bulk and liquid commodities contributed $60.6 million to the decline. The decline was also partially attributable to the $16.1 million incremental cost of relocating empty barges to freight origin points due to the significant imbalance of northbound vs. southbound freight. Grain prices, on almost 40% more ton-miles, declined $38 million or 25.0% from prior year levels. Though grain-related fuel costs were substantially favorable prior years, comparative grain margin negatively impacted operating income in the nine months ended September 30, 2009, by $10.6 million compared to the same period of the prior year, before consideration of overall improved boat productivity in 2009. The negative factors enumerated above were partially offset by $36.9 million in higher achieved boat productivity, $7.5 million in higher net asset management action gains, $1.2 million in net, non-grain fuel benefit and $6.4 million in SG&A benefits. The higher expense impact of the Houston closure and reductions in force and the prior year benefit of a pension charge reversal also impacted the variance between the nine month periods by $5.2 million.

The $7.4 million decline in operating income from the services segment is attributable to the $4.4 million impairment charge related to Summit intangible assets and to lower project activity in the current year compared to the prior year nine months ended September 30, 2008.

Interest Expense.  Interest expense was $30.8 million, an increase of $10.6 million over the quarter ending September 30, 2008. The increase was due entirely to higher interest rates as the average outstanding debt balance declined $20 million from the prior year first nine months.

Debt Retirement Expense.  Debt retirement expense was $17.7 million in the nine months ended September 30, 2009, due to the refinancing of the Company’s debt in July 2009. Debt retirement expense was $2.4 million in the nine months ended September 30, 2008, due to the amendment of the credit agreement in effect in that quarter.

Income Tax Expense.  The effective rate for income tax is equal to the federal and state statutory rates after considering the deductibility of state income taxes for federal income taxes purposes.

Discontinued Operations, Net of Taxes.  The loss from continuing operations in the nine months ended September 30, 2009, arose from expenses associated with winding up corporate operations in the Dominican Republic. Net income from discontinued operations in the nine months ended September 30, 2008, resulted from favorable resolution of contingencies related to the 2006 sale of the Venezuela operations in that quarter.

Net (Loss) Income.  Net income decreased $45.7 million from the prior year same quarter to a net loss of $21.4 million due to the reasons noted.

LIQUIDITY AND CAPITAL RESOURCES

The United States and global economies are currently undergoing a period of economic uncertainty, and the related capital markets are experiencing significant disruption. We expect that these conditions will continue into fiscal year 2010. Despite these anticipated economic conditions, based on past performance and current expectations we believe that cash generated from operations and the liquidity available under our capital structure, described below, will satisfy the working capital needs, capital expenditures and other liquidity requirements associated with our operations.

Our funding requirements include capital expenditures (including new barge purchases), vessel and barge fleet maintenance, interest payments and other working capital requirements. Our primary sources of liquidity at September 30, 2009, were cash generated from operations and borrowings under our revolving credit facility and outstanding balances under the Senior Notes. Other potential sources include sale leaseback transactions for productive assets and, to a lesser extent, barge scrapping activity and cash proceeds from the sale of non-core assets. We expect our 2009 capital expenditures to be approximately $40 million, well below the almost $100 million in 2008. We do not expect any expenditure for new ACL barges other than the costs of completion of eight liquid tank barges started in 2008 and certain costs for steel purchases related to the 2010 construction of 50 new dry hopper barges for our transportation segment. Also $2.6 million of the fourth quarter CAPEX spend will be reimbursed to the Company in 2010 under government grants we were awarded.

Our cash operating costs consist primarily of purchased services, materials and repairs, fuel, labor and fringe benefits and taxes (collectively presented as Cost of Sales on the condensed consolidated statements of operations) and selling, general and administrative costs.

Capital expenditures, including software, are a significant use of cash in our operations, totaling $20.1 million in the nine months ended September 30, 2009, primarily for expenditures related to liquid tank barges for internal use begun in the fourth quarter of 2008, capitalized boat/barge repairs, and improvements to the shipyard and other facilities. Seven liquid tank barges were completed in the nine months ended September 30, 2009, and the remaining six tank barges are expected to be completed in the fourth quarter of 2009. Our capital spending, including software, of $20.1 million for the first nine months remains lower than the cash proceeds realized from current year surplus boat sales.

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

As discussed in Note 4 to the condensed consolidated financial statements, on February 20, 2009, the Company signed an amendment (“Amendment No. 6”), which amended our Credit Agreement, dated as of April 27, 2007 (as amended, the “Credit Agreement”). Amendment No. 6 provided an extension of the Credit Agreement through March 31, 2011 from an expiration date of March 31, 2009. As part of Amendment No. 6, the previous $550 million revolving commitment was reduced initially to $475 million at February 20, 2009, and subsequently would have been reduced to $450 million on December 31, 2009, and to $400 million on December 31, 2010.

In addition, Amendment No. 6, among other things, (i) changed the spread on LIBOR and base rate loans to 550 basis points and 450 basis point respectively, with 50 basis point increases each nine months thereafter, and provided for a minimum rate of 3% and 5% on LIBOR and the base rate respectively, (ii) required a minimum Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of (a) 1.50 to 1.00 at the end of any fiscal quarter from March 31, 2009 through June 30, 2010, and (b) 1.40 to 1.00 at the end of any fiscal quarter from and after September 30, 2010 (iii) imposed a maximum Total Leverage Ratio (as defined in Amendment No. 6) of (a) 3.50 to 1.00 at any time from January 1, 2009 through March 31, 2010, (b) 3.35 to 1.00 at any time from April 1, 2010 through June 30, 2010, (c) 3.25 to 1.00 at any time from July 1, 2010, through September 30, 2010, and (d) 3.00 to 1.00 at any time from and after October 1, 2010, and (iv) imposed limitations on annual Capital Expenditures (as defined in the Credit Agreement). Amendment and facility fees for Amendment No. 6 totaled approximately $21 million. The $17.7 million of these costs which had not yet been amortized were written off in July 2009, when Amendment No. 6 was replaced with the new facilities described below.

On July 7, 2009, CBL, a direct wholly owned subsidiary of ACL, issued $200 million aggregate principal amount of 12 1 / 2% senior secured third lien notes due July 15, 2017, (the “Notes”). The issue price was 95.181% of the principal amount of the Notes. The Notes are guaranteed by ACL and by certain of CBL’s existing and future domestic subsidiaries. Simultaneously with CBL’s issuance of the notes ACL closed a new four year $390 million senior secured first lien asset-based revolving credit facility (the “Credit Facility” and together with the Notes the “Credit Facilities”) by CBL, ACL and certain other direct wholly owned subsidiaries of CBL. Proceeds from the Notes, together with borrowings under the Credit Facility, were used to repay ACL’s existing credit facility, to pay certain related transaction costs and expenses and for general corporate purposes.

Our revolver debt level and senior notes outstanding totaled $413.0 million at the end of the quarter. This was a reduction of $5.6 million during the first nine months of 2009, despite paying approximately $40 million to amend our credit facility in February 2009 and to complete the July 2009 refinancing. We were in compliance with all covenants of the debt facility on September 30, 2009. The liquidity available under our credit agreement on September 30, 2009, was approximately $173 million compared to $66 million at June 30, 2009. The Company also had $23 million in cash in an escrow account at quarter end, effectively increasing available liquidity to $196 million at September 30, 2009. Additionally, we are allowed to sell certain assets and consummate sale leaseback transactions on other assets to enhance our liquidity position. The Company also has the ability to quickly access capital markets under its $200 million shelf registration, though we consider this a less likely option at this time.

The current Credit Facilities have no maintenance covenants unless borrowing availability is generally less than $68 million. This is $128 million less than the availability at September 30, 2009, including the $23.0 million in cash escrowed at September 30, 2009, that was used to pay down the revolver in October 2009. Should the springing covenants be triggered, they are less restrictive in the Credit Facilities than under the prior agreement, as the leverage calculation includes only first lien senior debt, excluding debt under the Notes, while the former facility leverage ratio included total debt. The new Credit Facilities also provide enhanced flexibility to execute sale leasebacks, sell assets, and issue additional debt to raise additional funds. In addition the Credit Facilities place no restrictions on capital spending.

With the four-year term on the Credit Facility and eight-year term on the Notes we believe that we have an appropriate longer term, lower cost, and more flexible capital structure that will provide adequate liquidity and allow us to focus on executing our tactical and strategic plans through the various economic cycles.

Our Indebtedness

As of September 30, 2009, we had total indebtedness of $413.8 million. Our revolver debt balance was $213 million at the end of the quarter, or $190 million net of the $23 million boat proceeds that were in cash at quarter end but applied in October 2009, to reduce the revolver. This results in $196 million of availability under the revolver compared to $66 million at June 30, 2009, under our prior credit facility. The current bank credit facility has no maintenance financial covenants unless borrowing availability is generally less than $68 million. Thus at $196 million of availability we are $128 million above this threshold. The remainder relates to two holdback notes associated with our acquisition of the services companies. Those notes bear interest at 6% and 5.5% and are payable in 2009 and 2010 respectively. Availability under the revolving credit facility was also reduced by the $3.7 million of outstanding letters of credit.

The Company was in compliance with all covenants at September 30, 2009. If the Company does not remain in compliance with the covenants in the Credit Facilities or if the Company does not obtain an applicable waiver from such noncompliance, the Company may not be able to borrow additional funds when and if it becomes necessary. The Company may also incur higher borrowing costs and face more restrictive covenants, and the lenders could accelerate all amounts outstanding to be immediately due and payable. For further discussion on these covenants, see “Item 1A — Risk Factors.”

The third quarter and first nine months also reflect a significant increase in interest costs arising from the February 2009 amendment to our former credit facility and our July 2009 refinancing. Our current average interest rate, like most who have refinanced since the economic crisis began, increased significantly over 2008. Even though we have reduced our outstanding net debt balances, interest expense was $3.0 million higher in the quarter and $10.6 million higher for the nine month period than in the same periods of the prior year.

Net Cash, Capital Expenditures and Cash Flow

Despite a very difficult economic environment, we continue to generate positive cash flow. We have continued to focus on increasing available liquidity through reduced capital spending, selling excess assets, working capital management and cash flow from optimizing our operations. Our cash flow from operations was $83.8 million for the nine month period which was $8.4 million higher than last year. Our total cash flow after investing activities but before financing activities was $90.5 million for nine months, including more than $27.6 million in asset sale proceeds. We continued to better manage receivables by lowering our days sales outstanding. Receivables also decreased due to reduced sales. We have also improved our steel inventory and supply chain processes in our shipyard through improved inventory forecasting, delivery scheduling, and reducing safety stocks. These actions have generated $10 million in steel inventory savings to date, exclusive of lower steel prices.

Net cash used in financing activities was $89.9 million in the nine months ended September 30, 2009, compared to net cash used in financing activities of $13.1 million in the nine months ended September 30, 2008. Cash used in financing activities in the first nine months of 2009 resulted primarily from the $40.4 million payment of fees for the February 2009 amendment of the credit agreement the subsequent issuance of the senior notes, and the new revolving facility. Cash used in financing activities was also a result of a net reduction of $5.6 million in outstanding borrowing, an $8.8 million decrease in bank overdrafts on operating accounts and a $2.1 million negative tax impact of share-based compensation. The negative tax impact occurred as restricted shares vested at prices lower than their value on date of grant. In 2008 repayments of our credit facility used approximately $6 million, bank overdrafts decreased by $3.9 million and debt costs of $4.0 million were paid. The impact of the tax benefit of share-based compensation and exercise price of stock options exceeded the purchase cost of treasury shares from “cashless” exercises in the share-based plans by approximately $1.0 million.

CHANGES IN ACCOUNTING STANDARDS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued standards now contained in ASC Section 820, “Fair Value Measurements and Disclosures”, which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The standard defines fair value as the price received to sell an asset or paid to transfer a liability in an orderly transaction between market participants (knowledgeable, independent, able, willing parties) at any measurement date. The standard assumes highest and best use defined from the perspective of a market participant. Transactions costs are excluded from fair value. The standard creates a hierarchy of fair value determination where Level 1 is active market quotes for identical assets, Level 2 is active market quotes for similar assets and Level 3 is for fair value determined through unobservable inputs. Fair value must account for risk (those inherent in the valuation process, risk that an obligation may not be fulfilled) and for any restriction on an asset if a market participant would consider that in valuation. This Statement does not eliminate the practicability exceptions to fair value measurements in many other accounting pronouncements. Certain provisions of the standard became effective for the Company on January 1, 2008. The impact of adopting this standard did not have a significant impact on the Company’s 2008 financial statements. Certain requirements of the standard related to non-financial assets and liabilities were not required for the Company until January 1, 2009. Adoption of those requirements did not have a material impact on the Company in 2009.

In September 2006, the FASB issued guidance now contained in ASC Section 715, “Compensation — Retirement Benefits”. The standard requires plan sponsors of defined benefit pension and other postretirement benefit plans (collectively, “postretirement benefit plans”) to recognize the funded status of their postretirement benefit plans in the consolidated balance sheet, measure the fair value of plan assets and benefit obligations as of the date of the fiscal year-end consolidated balance sheet, and provide additional disclosures. Most of the provisions of the revised standard were previously adopted with the impacts as disclosed in previous filings. The standard also required, beginning in 2008, a change in the measurement date of its postretirement benefit plans to December 31 versus the September 30 measurement date used previously. This provision was adopted as of January 1, 2008 and resulted in a charge of $828 ($518 after-tax). This amount was recorded as an adjustment to retained earnings in January 2008.

In December 2007, the FASB issued guidance now contained in ASC Section 805, “Business Combinations”. This revision to accounting standards applies to all transactions or other events in which an entity obtains control of one or more businesses. It does not apply to formation of a joint venture, acquisition of an asset or a group of assets that does not constitute a business or a combination between entities or businesses under common control. This guidance was effective for the Company beginning January 1, 2009. The standard retains the fundamental requirements contained in previously existing standards that the acquisition method of accounting (which was previously called the purchase method) be used for all business combinations. The revised standard also retains the previous guidance for identifying and recognizing intangible assets separately from goodwill. The revised standard requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement, replacing previous guidance’s cost-allocation process. The revised standard requires acquisition-related costs and restructuring costs that the acquirer expected but was not obligated to incur to be recognized separately from the acquisition. It also requires entities to measure the non-controlling interest in the acquiree at fair value, which will result in recognizing the goodwill attributable to the non-controlling interest in addition to that attributable to the acquirer. This Statement requires an acquirer to recognize assets acquired and liabilities assumed arising from contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. The Company has not made any acquisitions subject to the new standard but will apply the provisions of the standard to future acquisitions, as required.

In December 2007, the FASB issued guidance now contained in ASC Section 810, “Consolidation”. The revised guidance requires that the ownership interests in subsidiaries held by third parties be presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. The amount of consolidated net income attributable to the parent and to the non-controlling interest must be clearly identified and presented on the face of the consolidated statement of income. Changes in a parent’s ownership interest while the parent retains its controlling financial interest must be accounted for as equity transactions. The revised guidance requires that entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. The revised guidance was effective January 1, 2009 for the Company. The Company has no significant subsidiaries with non-controlling interests held by third parties. Therefore, the adoption of this standard did not have a significant impact on our financial statements.

In December 2007, the FASB issued guidance now contained in ASC Section 815, “Derivatives and Hedging” which requires expanded disclosure surrounding derivative instruments and hedging activities. This guidance encourages, but does not require, comparative disclosures for earlier periods at initial adoption. This guidance was effective January 1, 2009 for the Company. We have adopted the guidance and the revised disclosure requirements are included herein.

In May 2009, the FASB issued guidance now contained in ASC Section 855, “Subsequent Events”. This guidance establishes principles and requirements for subsequent events. The ASC specifies the period after the balance sheet date during which management of a reporting entity shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements. The ASC also specifies the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date. In the case of public entities the period is defined as the period up until the issuance of the financial statements. Subsequent events are of two types. The first type consists of events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements (that is, recognized subsequent events). The second type consists of events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date (that is, non-recognized subsequent events). Other than the requirement to disclose the date through which subsequent events were considered the revised guidance has not significantly impacted the Company’s financial statements. The guidance was effective for fiscal periods ending after June 15, 2009, and has been adopted by the Company.

In July 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-01, which includes the previously issued SFAS No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (“SFAS 168”) in its entirety, including the accounting standards update instructions contained in Appendix B of the Statement. With the ASU’s issuance the ASC became the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date the codification superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the codification became non-authoritative. Following this ASU, the FASB will not issue new standards in the form of statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, it will issue ASUs. The Board will not consider ASUs as authoritative in their own right. ASUs will serve only to update the codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the codification. This standard does not change existing standards except as to the designation of the GAAP hierarchy.

Subsequent to July 2009, the FASB has issued additional ASU’s. Several were technical corrections to the codification. ASU’s considered to have a potential impact on the Company where the impact is not yet determined are discussed as follows.

ASU No. 2009-05, issued in August 2009, represents an amendment to ASC Section 820, “Fair Value Measurements and Disclosures” concerning measuring liabilities at fair value. The update clarifies that in circumstances where there is not a quoted price in an active market for an identical liability, fair value of a liability is to be measured using one or more of the following techniques: use of a quoted price of an identical liability when traded as an asset, use of a quoted price for a similar liability or a similar liability traded as an asset or another valuation technique consistent with ASC Section 820 such as an income approach (present valuation) or a market approach. The ASU is effective in the first reporting period after its issuance. It is not anticipated that this ASU will have a material impact on the Company.

For further information, refer to the consolidated financial statements and footnotes thereto, included in the Company’s annual filing on Form 10-K, as amended, filed with the SEC for the year ended December 31, 2008.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Some of the significant estimates underlying these financial statements include amounts recorded as reserves for doubtful accounts, reserves for obsolete and slow moving inventories, pension and post-retirement liabilities, incurred but not reported medical claims, insurance claims and related insurance receivables, deferred tax liabilities, assets held for sale, revenues and expenses on special vessels using the percentage-of-completion method, environmental liabilities, valuation allowances related to deferred tax assets, expected forfeitures of share-based compensation, estimates of future cash flows used for impairment evaluations, liabilities for unbilled barge and boat maintenance, liabilities for unbilled harbor and towing services, recoverability of acquisition goodwill and depreciable lives of long-lived assets.

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

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. As such, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The condensed consolidated balance sheet as of December 31, 2008, has been derived from the audited consolidated balance sheet at that date. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

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

Fuel Price Risk

For the quarter and nine months ended September 30, 2009, fuel expenses represented approximately 19.8% and 20.8% respectively of our transportation segment revenue. A one cent per gallon rise in fuel price would increase our annual operating expense by approximately $0.6 to $0.7 million. We partially mitigate our fuel price risk through contract adjustment clauses in many of our term contracts. Contract adjustments are deferred either one quarter or one month, depending primarily on the age of the term contract. We have been increasing the frequency of contract adjustments to monthly as contracts come up for renewal to further limit our exposure. We also have exposure under forward booked spot contracts and, to the extent that spot rates respond to factors other than the price of fuel, on other spot movements. All of our grain, which was 21% of our total transportation segment revenue for the full year in 2008, and some of our coal move under spot contracts. In periods of rapidly rising fuel prices we are also exposed to pass-through impacts of higher fuel prices on purchased outside towing, fleeting and shifting costs from third parties engaged in those activities on the Inland Waterways. Additionally, our legacy coal contract, though it contains a formula-driven fuel adjustment clause, does not allow for full recovery of price increases. We have also, in limited circumstances, entered into term contracts which contain no fuel adjustment clauses. Where we have entered such contracts we have hedged projected gallons for those contracts. From time to time ACL has utilized derivative instruments to manage the cash flow volatility resulting from increases in fuel prices. Since December 2007 we have been actively engaged in hedging a portion of our spot move fuel price exposure. At September 30, 2009, we had entered fuel price swaps for 20.3 million gallons maturing for usage through January 2011. We may increase the number of gallons currently hedged. See Note 9 to the condensed consolidated financial statements.

Interest Rate and Other Risks

At September 30, 2009, we had $213.0 million of floating rate debt outstanding, which represented the outstanding balance of the credit facility. If LIBOR interest rates increase, our cash flows could be reduced, which could have a material adverse effect on our business, financial condition and results of operations. A 100 basis point increase in the LIBOR interest rate would have increased our cash interest expense by approximately $2.1 million annually. The Company has not hedged its exposure to interest rate risk at September 30, 2009, but may consider such hedges in the future. As discussed in the Liquidity section, subsequent to the end of the quarter the Company entered into new Credit Facilities which resulted in a fixed interest rate on the Notes portion of the Credit Facilities which would reduce the cash interest expense exposure to changes in base interest rates.

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

ACLLLC has filed two actions in the United States District Court for the Eastern District of Louisiana seeking exoneration from or limitation of liability relating to the foregoing incident as provided for in Rule F of the Supplemental Rules for Certain Admiralty and Maritime Claims and in 46 U.S.C. sections 30501, 30505 and 30511. The declaratory judgment actions previously filed in the United States District Court for the Eastern District of Louisiana seeking a declaratory judgment against various OPA claimants that it is not liable for certain damages have been dismissed without prejudice.

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

Bulk Terminals Site, Louisville, Kentucky.  Jeffboat was contacted in December 2007, by the Kentucky Environmental and Public Protection Cabinet (“Cabinet”) requesting information related to Jeffboat’s participation at the Bulk Terminals Site, Louisville, Kentucky (“Site”), a liquid waste disposal facility. Jeffboat sent limited liquid waste to the Site during a period in the 1970s. The Cabinet is pursuing assessment and remedy as to groundwater contamination at the Site. Jeffboat continues to participate in the PRP group in cooperation with the Cabinet. At this time, costs of participation, assessment and remedy have totaled $0.04 million.. The Company has not increased amounts previously reserved for this site at this time.

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

SEC Inquiry

In September 2009, the SEC confirmed that it will not take action against the Company and has closed an inquiry related to an e-mail sent by the Company’s former Senior Vice President and Chief Financial Officer on June 16, 2007, and disclosed by the Company in the filing of a Form 8-K on June 18, 2007. The executive ceased being an employee of ACL in March 2008.

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

Potential recession impacts — Global demand for many of the products that are currently shipped by barge may be significantly diminished by a prolonged recession. Such loss of demand could severely impact our revenues, costs and financial condition, as it may lead to an oversupply of barges reducing the rates we are able to charge for our services. Such loss of demand could also result in tow-size, positioning inefficiencies and negatively impact revenue price/mix/volume as occurred in the nine months ended September 30, 2009.

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

Market risk — We have significant costs associated with our pension plan, the cost of which is dependent on many factors including the return on plan assets. Plan assets declined significantly in 2008. Further declines in plan assets could increase required expense provisions and contributions under the plan. See Note 7 to the condensed consolidated financial statements in the Company’s Form 10-Q for the quarter and nine month periods ended September 30, 2009, for disclosures related to our employee benefit plans.

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

The prices we have been able to charge for manufacturing segment production have fluctuated historically based on a variety of factors including the cost of raw materials, the cost of labor and the demand for new barge builds compared to the barge manufacturing capacity within the industry at the time. Since late 2005 we have been increasing the pricing on our barges, net of steel costs, in response to increased demand for new barge construction. Some of the contracts signed prior to that time (the “Legacy Contracts”), including any options exercised for additional barges, may negatively impact manufacturing segment margins due to their lower overall pricing structure. We plan to continue increasing the longer term pricing on our barges, net of steel, in conjunction with the expected additional long-term demand for new barge construction as well as inflation of our costs. The current economic crisis has affected our customers’ need and ability to build new barges in the near-term, though we believe that necessary barge replacement will continue to drive longer-term demand. As a percent of total production, Legacy Contracts will decline in 2009 and beyond. If demand for new barge construction diminishes or the recession deepens or extends we may not be able to maintain or increase pricing over our current levels.

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

For the nine months ended September 30, 2009 and 2008, fuel expenses represented 20.8% and 26.9% of transportation revenues respectively. Fuel prices are subject to fluctuation as a result of domestic and international events. Generally, our term contracts contain provisions that allow us to pass through (effectively on approximately a 45 day delay basis) a significant portion of any fuel expense increase to our customers, thereby reducing, but not eliminating, our fuel price risk. Fuel price is a key, but not the only variable in spot market pricing. Therefore, fuel price and the timing of contractual rate adjustments can be a significant source of quarter-over-quarter and year-over-year volatility, particularly in periods of rapidly changing fuel prices. Negotiated spot rates may not fully recover fuel price increases. From time to time we hedge the expected cash flows from anticipated purchases of unprotected gallons through fuel price swaps. We choose how much fuel to hedge depending on the circumstances. However, we may not effectively control our fuel price risk and may incur fuel costs higher than the spot market price. At September 30, 2009, the market value of our fuel price swaps represented an asset of approximately $1.7 million. If there are no further changes in market value prior to settlement dates in 2009 and 2010, this amount would be credited to operations as the fuel is used. At September 30, 2009, we had approximately $0.2 million in cash collateral.

Our operating margins are impacted by certain low margin Legacy Contracts and by spot rate market volatility for grain volume and pricing.

Our predecessor company emerged from bankruptcy in January 2005. Our largest term contract for the movement of coal predates the emergence and was negotiated at a low margin. Though it contains a fuel adjustment mechanism, the mechanism may not fully recover increases in fuel cost. The majority of our coal moves, since bankruptcy and through the 2015 expiration of this contract, may be at a low or negative margin due to our inability to fully recover fuel price increases through the contract though we have recently hedged expected 2009 fuel usage at prices that should allow better than breakeven performance against this contract. Additionally, contracts for barge manufacturing by our manufacturing segment negotiated prior to 2006 also commit us to lower margins and more aggressive labor hour forecasts than we have recently achieved. Also, though the contracts contain steel price escalation clauses, only a portion adjust for increases in wage rates which we have experienced since they were signed. We have in recent quarters been able to improve our labor efficiency per ton of steel used in production of brown-water barges. If we are unable to continue to improve our performance against the contract labor hour forecasts, these contracts may reduce margins or inhibit margin improvements in our manufacturing segment. These two concentrations of low margin business were approximately $192 million, $185 million and $178 million of our total revenues in 2006, 2007 and 2008 respectively. The combined Legacy Contract amounts in 2009 are expected to be lower than 2008 excluding the impact of steel escalation. All of our grain shipments since the beginning of 2006 have been under spot market contracts. Spot rates can vary widely from quarter-to-quarter and year-to-year. The available pricing and the volume under such contracts is impacted by many factors including global economic conditions and business cycles, domestic agricultural production and demand, international agricultural production and demand, foreign exchange rates and fluctuation of ocean freight rate spreads between the Gulf of Mexico and the Pacific Northwest. The revenues generated under such contracts, therefore, ultimately may not cover inflation, particularly for wages and fuel, in any given period. We expect that 2009 grain spot rates will be somewhat lower than 2008. These circumstances may reduce the margins we are able to realize on the contract grain movements during 2009. Grain movements were 30%, 22% and 19% of our total transportation segment revenues in 2006, 2007 and 2008 respectively. Current forecasts indicate that a higher percentage of exported grain may move through the Port of New Orleans in 2009 than in 2008 due primarily to more favorable ocean-going freight differentials than in the prior year. Given the current economy we are unable to clearly predict grain volumes, but we expect grain to continue to decline as a percent of revenue in 2009. The Legacy Contracts combined with the potential impact of the grain spot market may lead to declines in our operating margins which could reduce our profitability.

We are subject to adverse weather and river conditions, including marine accidents.

Our barging operations are affected by weather and river conditions. Varying weather patterns can affect river levels, contribute to fog delays and cause ice to form in certain river areas of the United States. For example, the Upper Mississippi River closes annually from approximately mid-December to mid-March, and ice conditions can hamper navigation on the upper reaches of the Illinois River during the winter months. During hurricane season in the summer and early fall we may be subject to revenue loss, business interruptions and equipment and facilities damage, particularly in the Gulf region. In addition, adverse river conditions can result in lock closures as well as affect towboat speed, tow size and loading drafts and can delay barge movements. Terminals may also experience operational interruptions as a result of weather or river conditions. During 2008 the number of idle barge days due to high water conditions, primarily on the Illinois and Arkansas rivers, and due to the impacts of the three hurricanes which hit the Gulf Coast were up more than one and one-half times over the prior year, to almost 42,000 idle barge days. This is equivalent to not generating any revenue from approximately 115 barges for a full year. Idle weather-related barge days declined to more normal levels in the first nine months of 2009 compared to 2008. Adverse weather conditions may also affect the volume of grain produced and harvested. In the event of a diminished harvest, the demand for barging services will likely decrease. Additionally, marine accidents involving our or others’ vessels may impact our ability to efficiently operate on the Inland Waterways. Such accidents, particularly those involving spills, can effectively close sections of the Inland Waterways to marine traffic. Our manufacturing segment’s waterfront facility is subject to occasional flooding. Its manufacturing operation, much of which is conducted outdoors, is also subject to weather conditions. As a result, these operations are subject to production schedule delays or added costs to maintain production schedules caused by weather.

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

As of September 30, 2009, we believe that we are in compliance with the ownership requirements. The Jones Act continues to be in effect and has historically been supported by the U.S. Congress and the prior administrations. We cannot assure that the Jones Act will not be repealed, further suspended, or amended in the future. If the Jones Act was to be repealed, suspended or substantially amended and, as a consequence, competitors with lower operating costs were to enter the Inland Waterways market, our business likely would be materially adversely affected. In addition, our advantages as a U.S.-citizen operator of Jones Act vessels could be eroded over time as there continue to be periodic efforts and attempts by foreign investors to circumvent certain aspects of the Jones Act.

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

We are facing significant litigation and investigations relating to a collision on July 23, 2008, between one of the American Commercial Lines LLC’s tank barges that was being towed by DRD Towing and the motor vessel Tintomara, operated by Laurin Maritime. (See “Legal Proceedings”). Defense against this litigation and cooperation with investigations may require us to spend a significant amount of time and resources that may otherwise be spent on management of our business. In addition, we may in the future be the target of similar litigation or investigations. This litigation or investigations or additional litigation or investigations may result in substantial costs and divert management’s attention and resources, which may seriously harm our business.

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

As of September 30, 2009, approximately 867 employees were represented by unions. Most of these unionized employees (approximately 844 individuals) are represented by General Drivers, Warehousemen and Helpers, Local Union No. 89, affiliated with the International Brotherhood of Teamsters, Chauffeurs, Warehousemen and Helpers of America (“Teamsters”), at our shipyard facility under a three-year collective bargaining agreement that expires in April 2010. Our remaining unionized employees (approximately 25 positions) are represented by the International Union of United Mine Workers of America, District 12 — Local 2452 at ACL Transportation Services LLC in St. Louis, Missouri under a collective bargaining agreement that expires in December 2010. Although we believe that our relations with our employees and with the recognized labor unions are generally good, we cannot assure that we will not be subject to work stoppages or other labor disruption in the future.

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

Our operations are capital intensive and require significant capital investment. We intend to fund substantially all of our needs to operate the business and make capital expenditures, including adequate investment in our aging boat and barge fleet, through operating cash flows and borrowings. Capital may not be continuously available to us and may not be available on commercially reasonable terms. We may need more capital than may be available under the terms of the Credit Facilities and therefore we would be required either to (a) seek to increase the availability under the Credit Facilities or (b) obtain other sources of financing. If we incur additional indebtedness, the risk that our future cash flow and capital resources may not be sufficient for payments of interest and principal on our substantial indebtedness would increase. We may not be able to increase the availability under the Credit Facilities or to obtain other sources of financing on commercially reasonable terms. If we are unable to obtain additional capital, we may be required to curtail our capital expenditures and we may not be able to invest in our aging boat and barge fleet and to meet our obligations, including our obligations to pay the principal and interest under our indebtedness.

A significant portion of our borrowings are tied to floating interest rates which may expose us to higher interest payments should interest rates increase substantially.

At September 30, 2009, we had approximately $213.0 million of floating rate debt outstanding, which represented the outstanding balance of the New Credit Facility. Each 100 basis point increase above the LIBOR interest rate in effect at September 30, 2009, would increase our cash interest expense by approximately $2.1 million.

We face the risk of breaching covenants in the Credit Facilities and may not be able to comply with certain incurrence tests in the indenture.

The Credit Facilities and indenture contain financial covenants, including, among others, a limit on the ratio of debt to earnings before interest, taxes, depreciation, and amortization that are effective when remaining availability is less than 17.5% of total availability. Although none of our covenants are currently in effect based on our current borrowing levels, and, generally are not considered restrictive to our operations were they in effect, our ability to meet the financial covenants can be affected by events beyond our control, and we cannot provide assurance that we will meet those tests. A breach of any of these springing covenants could result in a default. Upon the occurrence of an event of default, all amounts outstanding can be declared immediately due and payable and terminate all commitments to extend further credit. If the repayment of borrowings is accelerated, we cannot provide assurance that we will have sufficient assets to repay our credit.

The loss of one or more key customers, or material nonpayment or nonperformance by one or more of our key customers, could cause a significant loss of revenue and may adversely affect profitability.

In 2008, our largest customer accounted for approximately 5% of our revenue, and our largest ten customers accounted for approximately 27% of our revenue. If we were to lose one or more of our large customers, or if one or more of our large customers were to significantly reduce the amount of barging services they purchase from us and we were unable to redeploy that equipment on similar terms, or if one or more of our key customers fail to pay or perform, we could experience a significant loss of revenue.

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

Our operations, facilities, properties and vessels are subject to extensive and evolving laws and regulations. These laws pertain to air emissions; water discharges; the handling and disposal of solid and hazardous materials and oil and oil-related products, hazardous substances and wastes; the investigation and remediation of contamination; and health, safety and the protection of the environment and natural resources. Failure to comply with these laws and regulations may trigger a variety of administrative, civil and criminal enforcement measures, including the assessment of civil and criminal penalties, the imposition of remedial obligations, assessment of monetary penalties and the issuance of injunctions limiting or preventing some or all of our operations. As a result, we are involved from time to time in administrative and legal proceedings related to environmental, health and safety matters and have in the past and will continue to incur costs and other expenditures relating to such matters. In addition to environmental laws that regulate our ongoing operations, we are also subject to environmental remediation liability. Under federal and state laws, we may be liable as a result of the release or threatened release of hazardous substances or wastes or other pollutants into the environment at or by our facilities, properties or vessels, or as a result of our current or past operations, including facilities to which we have shipped wastes. These laws, such as the federal Clean Water Act, the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”), the Resource Conservation and Recovery Act (“RCRA”) and OPA 90, typically impose liability and cleanup responsibility without regard to whether the owner or operator knew of or caused the release or threatened release. Even if more than one person may be liable for the release or threatened release, each person covered by the environmental laws may be held wholly responsible for all of the cleanup costs and damages. In addition, third parties may sue the owner or operator of a site or vessel for damage based on personal injury, property damage or other costs and cleanup costs, resulting from environmental contamination. Under OPA 90, owners, operators and bareboat charterers are jointly and severally strictly liable for the discharge of oil within the internal and territorial waters, and the 200-mile exclusive economic zone around the United States. Additionally, an oil spill could result in significant liability, including fines, penalties, criminal liability and costs for natural resource damages. Most states bordering on a navigable waterway have enacted legislation providing for potentially unlimited liability for the discharge of pollutants within their waters. As of September 30, 2009, we were involved in the several matters relating to the investigation or remediation of locations where hazardous materials have or might have been released or where we or our vendors have arranged for the disposal of wastes. These matters include situations in which we have been named or are believed to be a potentially responsible party under applicable federal and state laws. As of September 30, 2009, we had no significant reserves for these environmental matters. Any cash expenditures required to comply with applicable environmental laws or to pay for any remediation efforts in excess of such reserves or insurance will therefore result in charges to earnings. We may incur future costs related to the sites associated with the environmental issues, and any significant additional costs could adversely affect our financial condition. The discovery of additional sites, the modification of existing laws or regulations or the promulgation of new laws or regulations, more vigorous enforcement by regulators, the imposition of joint and several liability under CERCLA or analogous state laws or OPA 90 and other unanticipated events could also result in a material adverse effect.

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

The Company’s American Commercial Lines Inc. 2008 Omnibus Incentive Plan (and prior equity award plans) permits the netting of common stock upon vesting of restricted stock awards to satisfy individual tax withholding requirements. During the quarter ended September 30, 2009, the Company redeemed such shares as presented in the table below.

Maximum Number (or
			Total Number of	Approximate Dollar
			Shares (or Units)	Value) of Shares
			Purchased as Part	(or Units) that may
	Total Number of	Average Price	of Publicly	yet be Purchased
	Shares (or Units)	Paid Per Share	Announced Plans	Under the Plans or
Period	Purchased(1)	(or Unit)(2)	or Programs	Programs

July-09	N/A	N/A	N/A	N/A
August-09	990	22.37	N/A	N/A
September-09	74	26.25	N/A	N/A

(1)	Shares redeemed to satisfy employee tax requirements.

(2)	Reflects the weighted average fair market value per share redeemed.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable:

ITEM 4.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS.

Exhibit No.	Description

3.1	Certificate of Amendment to Certificate of Incorporation of American Commercial Lines Inc. (Incorporated by reference from the Current Report on Form 8-K filed by the Company on May 26, 2009).
3.2	Certificate of Amendment to Certificate of Incorporation of American Commercial Lines Inc. (Incorporated by reference to the Company’s Form S-1, filed on July 19, 2005).
3.3	Certificate of Amendment to Certificate of Incorporation of American Commercial Lines Inc. (Incorporated by reference to the Company’s Form 8-K, filed on May 26, 2009).
3.4	Second Amended and Restated Bylaws of American Commercial Lines Inc. dated July 27, 2006 (Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed on August 1, 2006).
4.1	Indenture, dated as of July 7, 2009, by and among, by and among Commercial Barge Line Company, the guarantors named therein (which include American Commercial Lines Inc.), and The Bank of New York Mellon Trust Company, N.A., as trustee with respect to senior secured debt securities.
4.2	Registration Rights Agreement, dated July 7, 2009, by and among Commercial Barge Line Company, the guarantors named therein (which include American Commercial Lines Inc.), and Banc of America Securities LLC, as representative of the initial purchasers.
4.3	Form of Notes representing $200,000,000 principal amount of 12 1/2% Senior Secured Notes due 2017, dated July 7, 2009.
10.1	Credit Agreement, dated as of July 7, 2009, among Commercial Barge Line Company and certain of its direct wholly owned subsidiaries, Bank of America, N.A. as administrative agent, collateral agent and security trustee, the lending institutions from time to time party thereto, Banc of America Securities LLC, Wachovia Capital Markets, LLC, UBS Securities LLC and Suntrust Robinson Humphrey, Inc., as joint lead arrangers, Banc of America Securities LLC, Wachovia Capital Markets, LLC, UBS Securities LLC and Suntrust Robinson Humphrey, Inc., as joint book runners, Wells Fargo Foothill, LLC, as syndication agent, and UBS Securities LLC, Suntrust Bank and RBS Business Capital, as co-documentation agents.
10.2	Intercreditor Agreement, dated as of July 7, 2009 among Bank of America, N.A. as administrative agent, collateral agent and security trustee, The Bank of New York Mellon Trust Company, N.A., Commercial Barge Line Company, American Commercial Lines LLC, ACL Transportation Services and Jeffboat LLC.
10.3	Security Agreement dated as of July 7, 2009, among The Bank of New York Mellon Trust Company, N.A., as collateral agent, Commercial Barge Line Company, American Commercial Lines Inc., American Commercial Lines LLC, Jeffboat LLC, and ACL Transportation Services LLC.
10.4	Pledge Agreement, dated as of July 7, 2009, among Commercial Barge Line Company, American Commercial Lines Inc., American Commercial Lines LLC, Jeffboat LLC, and ACL Transportation Services LLC and The Bank of New York Mellon Trust Company, N.A., as collateral agent.
31.1	Certification by Michael P. Ryan, Chief Executive Officer, required by Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	Certification by Thomas R. Pilholski, Senior Vice President and Chief Financial Officer, required by Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1	Certification by Michael P. Ryan, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.
32.2	Certification by Thomas R. Pilholski, Senior Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.

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
Thomas R. Pilholski
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: November 6, 2009

INDEX TO EXHIBITS

3.1		Certificate of Amendment to Certificate of Incorporation of American Commercial Lines Inc. (Incorporated by reference from the Current Report on Form 8-K filed by the Company on May 26, 2009).
3.2		Certificate of Amendment to Certificate of Incorporation of American Commercial Lines Inc. (Incorporated by reference to the Company’s Form S-1, filed on July 19, 2005)
3.3		Certificate of Amendment to Certificate of Incorporation of American Commercial Lines Inc. (Incorporated by reference to the Company’s Form 8-K, filed on May 26, 2009)
3.4		Second Amended and Restated Bylaws of American Commercial Lines Inc. dated July 27, 2006 (Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed on August 1, 2006)
4	.1**	Indenture, dated as of July 7, 2009, by and among, by and among Commercial Barge Line Company, the guarantors named therein (which include American Commercial Lines Inc.), and The Bank of New York Mellon Trust Company, N.A., as trustee with respect to senior secured debt securities.
4	.2**	Registration Rights Agreement, dated July 7, 2009, by and among Commercial Barge Line Company, the guarantors named therein (which include American Commercial Lines Inc.), and Banc of America Securities LLC, as representative of the initial purchasers.
4	.3**	Form of Notes representing $200,000,000 principal amount of 12 1/2% Senior Secured Notes due 2017, dated July 7, 2009.
10	.1**	Credit Agreement, dated as of July 7, 2009, among Commercial Barge Line Company and certain of its direct wholly owned subsidiaries, Bank of America, N.A. as administrative agent, collateral agent and security trustee, the lending institutions from time to time party thereto, Banc of America Securities LLC, Wachovia Capital Markets, LLC, UBS Securities LLC and Suntrust Robinson Humphrey, Inc., as joint lead arrangers, Banc of America Securities LLC, Wachovia Capital Markets, LLC, UBS Securities LLC and Suntrust Robinson Humphrey, Inc., as joint book runners, Wells Fargo Foothill, LLC, as syndication agent, and UBS Securities LLC, Suntrust Bank and RBS Business Capital, as co-documentation agents.
10	.2**	Intercreditor Agreement, dated as of July 7, 2009 among Bank of America, N.A. as administrative agent, collateral agent and security trustee, The Bank of New York Mellon Trust Company, N.A., Commercial Barge Line Company, American Commercial Lines LLC, ACL Transportation Services and Jeffboat LLC.
10	.3** ***	Security Agreement dated as of July 7, 2009, among The Bank of New York Mellon Trust Company, N.A., as collateral agent, Commercial Barge Line Company, American Commercial Lines Inc., American Commercial Lines LLC, Jeffboat LLC, and ACL Transportation Services LLC.
10	.4**	Pledge Agreement, dated as of July 7, 2009, among Commercial Barge Line Company, American Commercial Lines Inc., American Commercial Lines LLC, Jeffboat LLC, and ACL Transportation Services LLC and The Bank of New York Mellon Trust Company, N.A., as collateral agent.
31	.1*	Certification by Michael P. Ryan, Chief Executive Officer, required by Rule 13a-14(a) of the Securities Exchange Act of 1934.
31	.2*	Certification by Thomas R. Pilholski, Senior Vice President and Chief Financial Officer, required by Rule 13a-14(a) of the Securities Exchange Act of 1934.
32	.1*	Certification by Michael P. Ryan, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.
32	.2*	Certification by Thomas R. Pilholski, Senior Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.

*	Filed herein

**	Filed as an exhibit to the Company’s Registration statement on Form S-4, SEC File No. 333-162312-04

***	Denotes that confidential portions of this exhibit have been omitted in reliance on Rule 24b-2 of the Securities Exchange Act of 1934. The confidential portions have been submitted separately to the Securities and Exchange Commission.