Form 10-K
period 2009-12-31
AMERICAN COMMERCIAL LINES INC.
filed 2010-03-10
CIK 1324479

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 000-51562
AMERICAN COMMERCIAL LINES INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	75-3177794 (I.R.S. Employer Identification No.)

1701 East Market Street Jeffersonville, Indiana (Address of principal executive offices)	47130 (Zip Code)

(812) 288-0100
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class Common Stock, $.01 par value per share	Name of Each Exchange On Which Registered NASDAQ Stock Market
Securities registered pursuant to Section 12(g) of the Act:
None
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes ☐     No ☑

Aggregate market value of common stock held by non-affiliates at June 30, 2009 $146,744,518

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 24, 2009

Common Stock, $.01 par value per share	12,764,296 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated

Proxy Statement for the Annual Meeting of Stockholders to be held in 2010	Part III

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN
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

•	The global economic crisis which began in 2008 is likely to have detrimental impacts on our business.

•	Freight transportation rates for the Inland Waterways fluctuate from time to time and may decrease.

•	An oversupply of barging capacity may lead to reductions in freight rates.

•	Yields from North American and worldwide grain harvests could materially affect demand for our barging services.

•	Diminishing demand for new barge construction may lead to a reduction in sales volume and prices for new barges.

•	Volatile steel prices may lead to a reduction in or delay of demand for new barge construction.

•	Higher fuel prices, if not recouped from our customers, could dramatically increase operating expenses and adversely affect profitability.

•	Our operating margins are impacted by certain low margin legacy contracts and by spot rate market volatility for grain volume and pricing.

•	We are subject to adverse weather and river conditions, including marine accidents.

•	Seasonal fluctuations in industry demand could adversely affect our operating results, cash flow and working capital requirements.

•	The aging infrastructure on the Inland Waterways may lead to increased costs and disruptions in our operations.

•	The inland barge transportation industry is highly competitive; increased competition could adversely affect us.

•	Global trade agreements, tariffs and subsidies could decrease the demand for imported and exported goods, adversely affecting the flow of import and export tonnage through the Port of New Orleans and other Gulf-coast ports and the demand for barging services.

•	Our failure to comply with government regulations affecting the barging industry, or changes in these regulations, may cause us to incur significant expenses or affect our ability to operate.

•	Our maritime operations expose us to numerous legal and regulatory requirements, and violation of these regulations could result in criminal liability against us or our officers.

•	The Jones Act restricts foreign ownership of our stock, and the repeal, suspension or substantial amendment of the Jones Act could increase competition on the Inland Waterways and have a material adverse effect on our business.

•	We are named as a defendant in lawsuits and we are in receipt of other claims and we cannot predict the outcome of such litigation and claims which may result in the imposition of significant liability.

•	We are facing significant litigation which may divert management attention and resources from our business.

•	Our insurance may not be adequate to cover our losses.

•	Our aging fleet of dry cargo barges may lead to increased costs and disruptions in our operations.

•	We have experienced work stoppages by union employees in the past, and future work stoppages may disrupt our services and adversely affect our operations.

•	We may not ultimately be able to drive efficiency to the level to achieve our current forecast of tonnage without investing additional capital or incurring additional costs.

•	Our cash flows and borrowing facilities may not be adequate for our additional capital needs and our future cash flow and capital resources may not be sufficient for payments of interest and principal of our substantial indebtedness.

•	A significant portion of our borrowings are tied to floating interest rates which may expose us to higher interest payments should interest rates increase substantially.

•	The indenture and the Credit Facility impose significant operating and financial restrictions on our Company and our subsidiaries, which may prevent us from capitalizing on business opportunities.

•	We face the risk of breaching covenants in the Credit Facility.

•	The loss of one or more key customers, or material nonpayment or nonperformance by one or more of our key customers, could cause a significant loss of revenue and may adversely affect profitability.

•	A major accident or casualty loss at any of our facilities could significantly reduce production.

•	A temporary or permanent closure of the river to barge traffic in the Chicago area in response to the threat of Asian carp migrating into the Great Lakes may have an adverse affect on operations in the area.

•	Interruption or failure of our information technology and communications systems, or compliance with requirements related to controls over our information technology protocols, could impair our ability to effectively provide our services or increase our information technology costs and could damage our reputation.

•	Our transportation division employees are covered by federal maritime laws that may subject us to job-related claims in addition to those provided by state laws.

•	The loss of key personnel, including highly skilled and licensed vessel personnel, could adversely affect our business.

•	Failure to comply with environmental, health and safety regulations could result in substantial penalties and changes to our operations.

•	We are subject to, and may in the future be subject to disputes or legal or other proceedings that could involve significant expenditures by us.

See Item 1A “Risk Factors” of this annual report on Form 10-K for a more detailed discussion of the foregoing and certain other factors that could cause actual results to differ materially from those reflected in such forward-looking statements and that should be considered in evaluating our outlook.

PART I

ITEM 1.	THE BUSINESS

The Company

American Commercial Lines Inc. (“ACL” or the “Company”), a Delaware corporation, is one of the largest and most diversified inland marine transportation and service companies in the United States. ACL provides barge transportation and related services under the provisions of the Jones Act and manufactures barges, primarily for brown-water use. ACL also provides certain naval architectural services to its customers. ACL was incorporated in 2004.

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

Operating Segments

We currently operate in two primary business segments, transportation and manufacturing. We are the third largest provider of dry cargo barge transportation and second largest provider of liquid cargo barge transportation on the United States Inland Waterways consisting of the Mississippi River System, its connecting waterways and the Gulf Intracoastal Waterway (the “Inland Waterways”), accounting for 12.5% of the total inland dry cargo barge fleet and 13.1% of the total inland liquid cargo barge fleet as of December 31, 2008, according to Informa Economics, Inc., a private forecasting service (“Informa”). We do not believe that these percentages have varied significantly during 2009, but competitive surveys are normally not available until March of each year. Our manufacturing segment is the second largest manufacturer of dry cargo and tank barges in the United States according to year end 2008 data from Criton Corporation, publisher of River Transport News (“Criton”). Comparative financial information regarding our transportation, manufacturing and other business segments is included in both the notes to our consolidated financial statements and in Management’s Discussion and Analysis of Financial Conditions and Results of Operations. We also operate a smaller “All other segments” that consists of our services company, Elliott Bay Design Group LLC (“Elliott Bay”). This financial information includes for each segment, as defined by generally accepted accounting principles, revenues from external customers, a measure of profit or loss and total assets for each of the last three fiscal years.

During the fourth quarter of 2007, ACL acquired a naval architecture and marine engineering firm, Elliott Bay, which provides architecture, engineering and production support to its many customers in the commercial marine industry. Elliot Bay also provides ACL with expertise in support of its transportation and manufacturing businesses. Elliott Bay is not significant to the primary operating segments of ACL.

During the second quarter of 2008, we acquired the remaining ownership interests of Summit Contracting, LLC (“Summit”). During 2007 ACL had made an investment equal to 30% ownership in this entity, Summit provided environmental and civil construction services to a variety of customers. Summit was sold in the fourth quarter of 2009 and is excluded from segment disclosures due to its reclassification to discontinued operations in all periods presented.

Our transportation segment’s 2009 revenues of $620.9 million represented 73.4% of consolidated revenue. In 2009 our transportation segment transported a total of approximately 37.1 billion ton-miles, with 34.0 billion ton-miles transported under affreightment contracts and 3.1 billion ton-miles transported under towing and day rate contracts. In total, this was a decrease of 2.4 billion ton-miles or 6.0% compared to 2008. The decreased ton-miles were produced with an average fleet that was 6.1% smaller than the prior year. We believe that ton-miles, which are computed based on the extension of tons by the number of miles transported, are the best available volume measurement for the transportation business and are a key part of how we measure our performance.

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

Our freight contracts are typically matched to the individual requirements of the shipper depending on the shipper’s need for capacity, specialized equipment, timing and geographic coverage. Primarily as a result of strong customer demand relative to barge industry capacity, average freight rates for commodities moved under term contracts increased significantly during the period from 2003 to 2006. Due to the expected continued retirement of aged barge capacity during the next several years, we anticipate that the pricing on term contract renewals over the longer term will be flat to slightly positive during the same period, although we can make no assurance that this will occur. The current economic recession which began in the fall of 2008 reduced freight demand relative to capacity, resulting in decreased prices on both contract renewals and spot contracts since the beginning of the fourth quarter 2008. The recession also continues to significantly negatively impact our revenue mix, as many of our customers in higher margin commodities such as metals and liquid cargoes are moving less freight than in pre-recession periods.

Spot rates, primarily for grain and for a small portion of our coal shipments have also been generally higher over the last five years. However, these spot rates have been and are expected to continue to be more volatile within and across years. Grain volatility is based not only on the supply and demand for barges but additionally weather, crop size, export demand, ocean port freight differentials and producer market timing. More recently, we have also seen a significant impact on liquid barge spot business as the decline in industry demand has dramatically lowered customer’s desire to ensure barge availability through dedicated service contracts. This shift in liquid barge demand has led to far fewer unit tow and day rate service contracts. The influx of available barges formerly occupied in this dedicated service trade, has altered the supply/demand dynamics in the liquid market, placing downward pressure on liquid spot rates.

Our dry cargo barges transport a variety of bulk and non-bulk commodities. In 2009 grain was our largest class of dry cargo transported, accounting for 31% of our transportation revenue, followed by bulk and coal. The bulk commodities classification contains a variety of cargo segments including steel, salt, alumina, fertilizers, cement, ferro alloys, ore and gypsum.

We also transport chemicals, petroleum, ethanol, edible oils and other liquid commodities with our fleet of tank barges, accounting for approximately 27% of our 2009 transportation revenue.

Jeffboat, our manufacturing segment, generated more than 25% or $215.5 million of our consolidated revenue in 2009. Located in Jeffersonville, Indiana, on the Ohio River, our manufacturing segment is, we believe, one of the largest inland shipyards in the United States. The manufacturing segment designs and manufactures barges and other vessels for Inland Waterways service for third-party customers and our transportation business. It also manufactures equipment for coastal and offshore markets and has long employed advanced inland marine technology. In addition, it also provides complete dry-docking capabilities and full machine shop facilities for repair and storage of towboat propellers, rudders and shafts. The segment also offers technically advanced marine design and manufacturing capabilities for both inland and ocean service vessels. The manufacturing segment utilizes sophisticated computer-aided design and manufacturing systems to develop, calculate and analyze all manufacturing and repair plans.

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

CUSTOMERS AND CONTRACTS

Transportation.  Our primary customers include many of the major industrial and agricultural companies in the United States. Our relationships with our top ten customers have been in existence for several years, some for more than 30 years. We enter into a wide variety of contracts with these customers, ranging from single spot movements to renewable one-year contracts and multi-year extended contracts. The contracts vary in duration. Some contracts provide guarantees for a percentage of the customer’s volume shipped in certain traffic lanes.

In 2009 our ten largest customers accounted for approximately 34.7% of our revenue with no individual customer exceeding 10%. We have many long-standing customer relationships, including Cargill, Inc., North American Salt Company, the David J. Joseph Company, Consolidated Grain and Barge Company, Bunge North America, Inc., United States Steel Corporation, Nucor Steel, Alcoa, Inc., Shell Chemical Company, Koch Industries, DuPont and Nova Chemicals, Inc. We also have a long-standing contractual relationship, extended during the emergence from bankruptcy in 2005, until 2015, with Louisiana Generating LLC, a subsidiary of NRG Energy, Inc. (“LaGen”) and Burlington Northern Santa Fe Railway (“BNSF”). Many of our customers have been significantly affected by the current recession and we anticipate that some of our customers may continue to struggle in 2010. We are continuing to closely monitor the creditworthiness of our portfolio. We did experience the bankruptcy of one of our liquids customers, which had been one of our top ten customers, early in 2009, resulting in cumulative bad debt expenses totaling $1.2 million recorded in late 2008 and early 2009. Additionally, the contract with the customer was rejected in bankruptcy. The lost business with this customer impacted both our revenue and margins in 2009.

In 2010, we anticipate that approximately 53% of our barging revenue will be derived from customer contracts that vary in duration but generally are one year to three years in length. The average contract maturity is approximately two years. Most of our multi-year contracts are set at a fixed price, with adjustment provisions for fuel, and, in many cases, labor cost and general inflation, which increases stability of the contract margins. Generally, contracts that are less than one year are priced at the time of execution, which we refer to as the spot market. All of our grain freight has been priced in the spot market for the past four years. In 2009 the transportation segment generated approximately 70.5% of its revenues under term contracts and spot market arrangements with customers to transport cargoes on a per ton basis from an origin point to a destination point along the Inland Waterways on the Company’s barges, pushed primarily by the Company’s towboats. These contracts are referred to as affreightment contracts.

Our dedicated service contracts typically provide for equipment specially configured to meet the customer’s requirements for scheduling, parcel size and product integrity. The contract may take the form of a “consecutive voyages” affreightment agreement, under which the customer commits to loading the barges on consecutive arrivals. Alternatively, the contract may be a “day rate plus towing” agreement under which the customer essentially charters a barge or set of barges for a fixed daily rate and pays a towing charge for the movement of the tow to its destination. A “unit tow” contract provides the customer with a set of barges and a boat for a fixed daily rate, with the customer paying the cost of fuel. Chemical shippers, until the economic slowdown beginning late in 2008, typically used dedicated service contracts to ensure reliable supplies of specialized feedstocks to their plants. Petroleum distillates and fuel oils have historically also moved under “unit tow” contracts. Many dedicated service customers formerly also sought capacity in the spot market for peaking requirements. Since the beginning of the recession, much of this business has reverted to spot market pricing and the resultant over-supply of liquid barge capacity has driven spot rates down. Outside towing revenue is earned by moving barges for other affreightment carriers at a specific rate per barge move. Transportation services revenue is earned for fleeting, shifting and cleaning services provided to third parties. Under charter/day rate contracts, the Company’s boats and barges are leased to third parties who control the use (loading, unloading, and movement) of the vessels. During 2008, 2007 and 2006 we deployed additional barges to serve customers under charter/day rate contracts due to strong demand and attractive pricing for such service. The demand for such arrangements slackened significantly in 2009. We ended 2009 with 119 barges in dedicated service. An average total of 122, 155, and 152 tank barges or 33.0%, 40.5% and 40.3% of our average liquid tanker fleet in the years 2009, 2008 and 2007 respectively, were devoted to these non-affreightment contracts. The pricing attained for this type of service and the varying number of barges deployed drove charter and day rate revenue down 15.4% in 2009, up 17% in 2008 and up 52% in 2007, respectively, in comparison to the immediately preceding year.

The remaining revenues of the transportation segment (collectively “non-affreightment revenues”) are generated either by demurrage charges for customers’ delays, beyond contractually allowed days for loading and unloading, of our equipment under affreightment contracts or by one of three other distinct contractual arrangements with customers: dedicated service contracts, outside towing contracts or other marine services contracts. Transportation services revenue for each contract type is summarized in “ Item 7. MD&A — Key Operating Statistics.”

Marine services revenue is earned for fleeting, shifting and cleaning services provided to third parties.

Outside towing revenue is earned by moving barges for other affreightment carriers at a specific rate per barge move.

Manufacturing.  The primary third-party customers of our barge and other vessel manufacturing subsidiary, Jeffboat, are other operators within the inland barging industry. Because barge and other vessel manufacturing requirements for any one customer are dependent upon the customer’s specific replacement and growth strategy, and due to the long-lived nature of the equipment manufactured, the manufacturing segment’s customer base varies from year-to-year. Our transportation business is a significant customer of the manufacturing segment. In 2009, 2008 and 2007, our transportation segment accounted for 10%, 10% and 17%, respectively, of the manufacturing segment’s revenue before intercompany eliminations.

At December 31, 2009, the manufacturing segment’s approximate vessel backlog for external customers was $49 million compared to $212 million at December 31, 2008. The backlog consists of vessels to be constructed under signed customer contracts or exercised contract options that have not yet been recognized as revenue. The change in the backlog from 2008 to 2009 is a result of 2009 production of units that had been included in the prior year backlog and the following factors. During 2009 we had a total of $64.6 million in new orders and options exercised. We also had cancellations of $10 million of scheduled 2009 business, and cancellations of $30 million of scheduled 2010 business. At December 31, 2009, there were no legacy contracts remaining in the backlog. We sold an additional $27 million of new orders during January 2010 which increased the backlog to $76 million at January 31, 2010. All orders in the existing backlog are expected to be produced in 2010. The backlog also excludes our planned construction of internal replacement barges.

Steel is the largest component of our raw materials, representing 50% to 90% of the raw material cost, depending on steel prices and barge type. We have established relationships with our steel vendors and have not had an issue with obtaining the quantity or quality of steel required to meet our commitments. The price of steel, however, varies significantly with changes in supply and demand. Many of the contracts in our backlog contain steel price adjustments. Because of the volatile nature of steel prices, we generally pass back to our customers the cost of steel used in the production of our customers’ barges. Therefore, at the time of construction, the actual price of steel may result in contract prices that are greater than or less than those used to calculate the backlog at the end of 2009. In addition, some of our contracts signed since 2006 also contain labor and general inflation clauses which may also impact the revenue ultimately realized on the construction of the vessels. In the current environment steel vendors have been willing to set fixed prices for delivery over the first six months of 2010. This has allowed us to establish fixed steel prices in certain near-term contracts.

The economic recession has impacted the demand for new barge construction as reflected in our reduced backlog compared to December 31, 2008. Despite lower steel prices, the current demand for new barge construction is being negatively impacted by the availability and cost of capital to our potential customers. Demand is also being impacted by lower barge freight rates driven by the current excess barge industry capacity in comparison to demand, particularly in liquids. However, as more normal levels of demand return and capital becomes more accessible and less costly, we continue to believe that future demand for dry and liquid tank barges in the two to five year time horizon will be relatively strong driven primarily by the need for replacement of retiring dry covered hopper capacity. Industry data from Informa indicates that more than 30% of the dry cargo barges in service are more than 25 years old. The aging of the in-service dry fleet is expected to continue to drive demand for replacement dry barges. We expect to build at least 50 new covered dry hopper barges in 2010 as part of our plan to improve our fleet age.

Another continuing driver of new barge demand is the requirement to replace all single-hull tank barges with double-hull tank barges. By federal law, single-hull tank barges will not be allowed to operate after 2015. All of the Company’s tank barges have double hulls. There are, however, still some single-hull barges in operation within the industry. The ultimate realization of the replacement activity or the timing of the replacement will likely be impacted by overall tank barge demand as the current economic environment has allowed retirement of such barges without current need for replacement. We are continuing steps to “right-size” our manufacturing capacity to be more efficient and profitable through all economic cycles.

The price we have been able to charge for manufacturing production has fluctuated historically based on a variety of factors including the cost of raw materials, the cost of labor and the demand for new barge builds compared to the barge manufacturing capacity within the industry at the time. During the period from the beginning of 2007 through 2008, we were able to maintain or improve the pricing on new barge orders, net of steel costs, in response to continued demand for new barge construction. Over the longer term, when we re-enter a period of strong demand for replacement barges, we plan to continue improving the pricing on our barges, net of steel. In response to the impact of the recession, we expect that in certain situations we may need to make limited price concessions in the near term to maintain production capacity in the manufacturing segment. We believe that this strategy will best position us for when more normal future demand returns, when we expect that we will again be able to improve pricing. Unlike prior years, we do not expect to negotiate multi-year new barge construction contracts in this period of low demand; rather, we intend to negotiate limited contract durations to maintain our pricing flexibility over the longer term. At the end of 2009, we have no remaining legacy vessels in our backlog. One unsigned option on 14 to 20 additional vessels or more than $31 million of revenues for our 2011 builds remains, which may extend the negative margin impact into 2011 if the legacy option is exercised. As a percent of total production, we do not expect that these vessels will be significant to our 2011 production margin.

TRANSPORTATION FLEET

Barges.  As of December 31, 2009, our total transportation fleet was 2,510 barges, consisting of 1,765 covered dry cargo barges, 384 open dry cargo barges and 361 tank barges. We operate 441 of these dry cargo barges and 29 of these tank barges pursuant to charter agreements. The charter agreements have terms ranging from one to fifteen years. Generally, we expect to be able to renew or replace our charter agreements as they expire. As of December 31, 2009, the average age of our covered dry cargo barges was 20 years, the average age of our dry open barges was 30 years and the average age of our tank barges was 22 years, which we believe is consistent with the industry age profile discussed in “Item 1. The Business — Competition.”

Towboats.  As of December 31, 2009, our barge fleet was powered by 123 Company-owned towboats and 17 additional towboats operated exclusively for us by third parties. This is nine less owned boats and three less chartered boats than we operated at December 31, 2008. The size and diversity of our towboat fleet allows us to deploy our towboats to areas of the Inland Waterways where they can operate most effectively. For example, our larger horsepower towboats typically operate with tow sizes of as many as 40 barges along the Lower Mississippi River, where the river channels are wider and there are no restricting locks and dams. Our medium horsepower towboats predominantly operate along the Ohio, Upper Mississippi and Illinois Rivers, where the river channels are narrower and restricting locks and dams are more prevalent. We also deploy smaller horsepower towboats for canal, shuttle and harbor services. During 2009 we continued to assess our boat power needs. Based on that assessment we sold nine boats during the year. We currently have an additional 13 boats which are being actively marketed and are included in assets held for sale. A summary of the number of owned boats by power class is included in “Item 7. MD&A — Owned Boat Counts and Average Age by Horsepower Class.”

PORT SERVICES ASSETS

To support our barge fleet, we operate port service facilities. ACL Transportation Services LLC (“ACLT”) operates facilities throughout the Inland Waterways that provide fleeting, shifting, cleaning and repair services for both barges and towboats, primarily for ACL, but also for third-party customers. ACLT has port service facilities in the following locations: Lemont, Illinois; St. Louis, Missouri; Cairo, Illinois; Louisville, Kentucky; Baton Rouge, Louisiana; Vacherie, Louisiana (Armant fleet); Harahan, Louisiana; Marrero, Louisiana; and Houston, Texas. Its operations consist of fleets, towboat repair shops, dry docks, scrapping facilities and cleaning operations. Late in 2009 our maintenance shop, formerly located in Louisville, Kentucky was physically relocated to Cairo, Illinois. At that time the Company also realigned its ACLT business into two regional divisions. The Southern Division, based in Harahan, Louisiana will include the Company’s network south of Baton Rouge, Louisiana. The Northern Division, based in Cairo, Illinois will include the Company’s network north of Baton Rouge, Louisiana.

ACLT also operates a coal receiving, storage and transfer facility in St. Louis, Missouri. Together with BNSF, we also transport coal from mines in the Powder River Basin of Wyoming and Montana to the LaGen power plant in Louisiana under an agreement with LaGen. Currently these activities account for less than 10% of our revenue. Our St. Louis terminal also receives and stores coal from third-party shippers who source coal on the BNSF and ship to inland utilities on our barges. ACLT’s liquid terminal in Memphis, Tennessee provides liquid tank storage for third parties and processes oily bilge water from towboats. The oil recovered from this process is blended for fuel used by ACL’s towboats or is sold to third parties. Certain of our facilities also sublease land to vendors, such as fuel vendors, which reduces our costs and augments services available to our fleets and those of third parties.

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

At our Lemont Terminal, located approximately 25 miles southwest of downtown Chicago, we have direct access to Highways 55, 355 and 294 and a truck delivery radius including Iowa, Michigan, Indiana, Illinois, Wisconsin and Ohio. From this location, we distribute truck-to-barge and barge-to-truck multi-modal shipments of both northbound and southbound freight from inland river system origins and destinations in Mexico, Texas, Louisiana, Alabama, Florida, Pennsylvania and points between. We also have 48,000 square feet of indoor temperature controlled space for product storage in Lemont, as well as 35 acres for outside storage.

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

We believe our vertical integration provides us with a competitive advantage. By using our ACLT and our manufacturing segment’s barge and towboat repair facilities, ACLT vessel fleeting facilities and our manufacturing segment’s shipbuilding capabilities, we are able to support our core barging business and offer a combination of competitive pricing and high quality service to our customers. We believe that the size and diversity of our fleet allows us to optimize the use of our equipment and offer our customers a broad service area, at competitive rates, with a high frequency of arrivals and departures from key ports.

Since 1980 the industry has experienced consolidation as the acquiring companies have moved toward attaining the widespread geographic reach necessary to support major national customers. According to Informa, we had the second largest covered dry cargo barge fleet in the industry with 17.5% of the industry capacity as of December 31, 2008. We do not expect the 2009 data to be significantly different when it is reported in March 2010. We believe our large covered dry cargo fleet gives us a unique position in the marketplace that allows us to service the transportation needs of customers requiring covered barges to ship their products. It also provides us with the flexibility to shift covered dry cargo fleet capacity to compete in the open dry cargo barge market simply by storing the barge covers. This adaptability allows us to operate the barges in open barge trades for a short or long term period of time to take advantage of market opportunities. Carriers that have barges designed for open dry cargo barge service only cannot easily retrofit their open dry cargo barges with covers without significant expense, time and effort.

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

TOP 5 CARRIERS BY FLEET SIZE*
(as of December 31, 2008)

			Average
Operator	Dry**	Total Share	Age (Yrs.)

Dry Cargo Barges
Ingram Barge Company	3,728	20.7%	15.2
AEP River Operations	2,978	16.5%	10.5
American Commercial Lines LLC	2,254	12.5%	21.1
American River Transportation Co.	2,034	11.3%	25.0
Crounse Corporation	948	5.3%	13.3

Top Five Carriers Total	11,942	66.3%	16.7

Industry Total	18,014		15.6

Liquid Cargo Barges
Kirby Inland Marine, LP	914	30.6%	24.1
American Commercial Lines LLC	391	13.1%	22.9
Canal Barge Co., Inc.	206	6.9%	10.9
Marathon Petroleum Company LLC	183	6.1%	13.7
Florida Marine Transporters	183	6.1%	7.8

Sub-Total	1,877	62.8%	19.8

Total	2,991		20.7

*	Source: Informa and Company. Note that annual data is normally not available until March of the following year.

**	Dry Cargo Barges include covered and open dry barges.

The demand for dry cargo freight on the Inland Waterways is driven by the production volumes of dry bulk commodities transported by barge as well as the attractiveness of barging as a means of freight transportation. Historically the major drivers of demand for dry cargo freight are coal for domestic utility companies, industrial and coke producers and export markets; construction commodities such as cement, limestone, sand and gravel; and coarse grain such as corn and soybeans for export markets. Other commodity drivers include products used in the manufacturing of steel, finished and partially-finished steel products, ores, salt, gypsum, fertilizer and forest products. The demand for our liquid freight is driven by the demand for bulk chemicals used in domestic production, including styrene, methanol, ethylene glycol, propylene oxide, caustic soda and other products. It is also affected by the demand for clean petroleum products and agricultural-related products such as ethanol, edible oils, bio-diesel and molasses.

Freight rates in both the dry and liquid freight markets are a function of the relationship between the amount of freight demand for these commodities and the number of barges available to load freight. Certain spot rate contracts, particularly for grain, are subject to significant seasonal and other fluctuations. Grain rates and volume demand are also reactive to the freight cost spreads for grain export between west coast ports and through the gulf. Demand in our liquid and bulk commodity markets has been significantly impacted by the current recession, negatively impacting price, business mix and margin. We are uncertain as to the extent and timing of a recovery in these markets which are key elements to improvement in our profitability. We continue to pursue currently available volume, with the most success in our grain and legacy coal markets, focusing on productivity, prudent capital investment and cost control to enable us to be ready to capitalize on market demand shifts. We continue to believe that barge transportation remains the lowest cost and most ecologically friendly provider of domestic transportation. We continue to provide quality services to our existing customers and to seek new customers, particularly modal conversions which offer the significant cost advantage of barge transportation for commodities currently being transported primarily by rail and truck.

Manufacturing.  The inland barge and towboat manufacturing industry competes primarily on quality of manufacture, delivery schedule, design capabilities and price. We consider Trinity Industries, Inc. to be our manufacturing segment’s most significant competitor for the large-scale manufacture of inland barges, although other firms have barge building capability on a smaller scale. We believe there are a number of shipyards located on the Gulf Coast that compete with our manufacturing segment for the manufacturing of liquid tank barges. In addition, certain other shipyards may be able to reconfigure to manufacture inland barges and related equipment.

SEASONALITY

Our transportation segment’s revenue stream within any year reflects the variance in seasonal demand, with revenues earned in the first half of the year lower than those earned in the second half of the year. Historically, unlike the current year, grain has experienced the greatest degree of seasonality among all the commodity segments, with demand generally following the timing of the annual harvest. Increased demand for grain movement generally begins around the Gulf Coast and Texas regions and the southern portions of the Lower Mississippi River, or the Delta area, in late summer of each year. The demand for freight spreads north and east as the grain matures and harvest progresses through the Ohio Valley, the Mid-Mississippi River area, and the Illinois River and Upper Mississippi River areas. System-wide demand generally peaks in the mid-fourth quarter. Demand normally tapers off through the mid-first quarter, when traffic is generally limited to the Ohio River as the Upper Mississippi River normally closes from approximately mid-December to mid-March, and ice conditions can hamper navigation on the upper reaches of the Illinois River. The transportation of grain in the spot market, including demurrage charges, represented 31% of our annual total transportation segment revenues for 2009 compared to 21% in 2008, despite shipping in excess of one-third more ton-miles in 2009. Average grain tariff rates for the mid-Mississippi River, which we believe is generally a directional indicator of the total market, were 337% for the year ended December 31, 2009, and 522% for the year ended December 31, 2008. The unusual harvest conditions in 2009 resulted in rates that were the lowest since 2005 and were, on average, 40% below the prior year and 15% below the average of the prior five years. The annual differential between peak and trough rates for this river segment has averaged more than 123% a year over the five prior years. We did not see the normal compressed harvest season rates in 2009 as the differential was only 68%. Our achieved grain pricing, across all river segments, was down 22% and 25% in the quarter and year ended December 31, 2009.

The chart below depicts the seasonal movements in what we believe to be a directionally representative tariff rate over time for a river segment we track as part of the mid-Mississippi River. We do not track January and February for this segment due to significantly reduced volumes on the segment during that time frame.

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

Our manufacturing segment’s costs are also subject to seasonal variations. Costs may increase with seasonal precipitation and temperatures below 20 degrees, as extra shifts and overtime are required in certain cases to maintain production schedules.

EXECUTIVE OFFICERS

The following is a list of our executive officers as of February 28, 2010, their ages as of such date and their positions and offices.

Name	Age	Position

Michael P. Ryan	50	President, Chief Executive Officer and Director
Thomas R. Pilholski	54	Senior Vice President, Chief Financial Officer and Treasurer
Dawn R. Landry	47	Senior Vice President, General Counsel and Secretary
Richard W. Spriggle	57	Senior Vice President Human Resources

Michael P. Ryan was named President and Chief Executive Officer effective March 1, 2008. In addition, Mr. Ryan was elected to the Board of Directors effective March 1, 2008. He was previously Senior Vice President Sales and Marketing of ACL since November 2005. Mr. Ryan has more than 28 years of combined experience in logistics, sales, marketing and customer service. He spent approximately 22 years in sales and marketing positions of increasing responsibility while at Canadian National Railway Company and CSX Corporation, Inc. and was most recently Senior Vice President and General Manager of McCollister’s Transportation Systems.

Thomas R. Pilholski was named Senior Vice President and Chief Financial Officer of the Company in March 2008. Prior to joining the Company, Mr. Pilholski served as Chief Executive Officer of S3I, LLC (August 2005 to March 2008), Chief Financial Officer and Senior Vice President of EaglePicher Corporation (February 2002 to July 2005), Chief Financial Officer of Honeywell Consumer Products Group and other executive positions at Honeywell (June 1998 through February 2002), Chief Financial Officer of Zimmer Orthopaedic Division, a subsidiary of Bristol Myers Squibb (1992-1997), Director of BMS Audit (1988-1992) and various positions with Price Waterhouse (1977-1988). Mr. Pilholski earned his B.S. and Masters in Accounting Degree from the State University of New York at Binghamton and is a Certified Public Accountant.

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

Richard W. Spriggle was named Senior Vice President of Human Resources in November 2008. Prior to joining the Company, Mr. Spriggle worked for eleven years at Dana Corporation and served most recently as Vice President Human Resources, Vice President Administration, Global Y2K Project Manager and Vice President of Operations for North America for its Off-Highway division. Prior to that time, he worked for Ingersoll Rand, Clark Equipment Company and Westinghouse Electric Corporation in various roles of increasing responsibility. These roles ranged from financial positions early in his career to general management positions later in his career. Mr. Spriggle earned his M.B.A. degree in Finance from Fairleigh Dickinson University of New Jersey, a B.S.B.A. degree in Accounting from Shippensburg University of Pennsylvania and completed the Columbia University Executive Management program.

EMPLOYEE MATTERS

Employee Count

	December 31,	December 31,
Function	2009	2008

Administration (including Jeffboat)	236	310
Transportation services	1,518	1,657
Manufacturing	763	1,342
Other	55	122

	2,572	3,431

Collective bargaining agreements.  As of December 31, 2009, approximately 700, or 27%, of our employees were represented by unions. Approximately 675 of these unionized employees are represented by General Drivers, Warehousemen and Helpers, Local Union No. 89, which is affiliated with the International Brotherhood of Teamsters, Chauffeurs, Warehousemen and Helpers of America, at our shipyard facility under a collective bargaining agreement that is set to expire in April 2010. Discussions regarding a replacement contract are in process. The remainder of our unionized employees, approximately 25 positions at ACL Transportation Services LLC’s terminal operations in St. Louis, Missouri, are represented by the International Union of United Mine Workers of America, District 12-Local 2452 (“UMW”), under a collective bargaining agreement that expires in December 2010.

INSURANCE AND RISK MANAGEMENT

The Company procures and manages insurance policies and provides claims management services for our subsidiaries internally through our risk management department. The Company is exposed to traditional hazards associated with its manufacturing and marine transportation operations on the Inland Waterways. A program of insurance is maintained to mitigate risk of loss to the Company’s property, vessels and barges, loss and contamination of cargo and as protection against personal injury to third parties and company employees. Our general marine liability policy insures against all operational risks for our marine activities. Pollution liability coverage is maintained as well. The Company also maintains excess liability coverage above the noted casualty risks. All costs of defense, negotiation and costs incurred in settling a claim, such as surveys and damage estimates, are considered insured costs. Our personnel costs involved in managing insured claims are not reimbursed. We evaluate our insurance coverage regularly. The Company believes that our insurance coverage is adequate.

GOVERNMENT REGULATION

General.  Our business is subject to extensive government regulation in the form of national, state and local laws and regulations, as well as laws relating to the discharge of materials into the environment. Because such laws and regulations are regularly reviewed and revised by issuing governments, we are unable to predict the ultimate cost or impact of future compliance. In addition, we are required by various governmental and quasi-governmental agencies to obtain certain permits, licenses and certificates with respect to our business operations. The types of permits, licenses and certificates required for our vessels depend upon such factors as the commodity transported, the waters in which the vessel operates, the nationality of the vessel’s crew, the age of the vessel and our status as owner, operator or charterer. As of December 31, 2009, we had obtained all material permits, licenses and certificates necessary for operations.

Our transportation operations are subject to regulation by the U.S. Coast Guard, Environmental Protection Agency, federal laws and state laws.

The majority of our inland tank barges carry regulated cargoes. All of our inland tank barges that carry regulated cargoes are inspected by the U.S. Coast Guard and carry certificates of inspection. Towboats are subject to U.S. Coast Guard inspection and will be required to carry certificates of inspection once the associtated regulations are promulgated by the U.S. Coast Guard. Our dry cargo barges are not subject to

U.S. Coast Guard inspection requirements, but are now subject to Environmental Protection Agency inspection and reporting requirements.

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

As of December 31, 2009, we had minimal reserves for environmental matters. Any cash expenditures that are necessary to comply with applicable environmental laws or to pay for any remediation efforts will therefore result in charges to earnings if not subject to insurance claims. We may incur future costs related to the sites associated with the environmental reserves. The discovery of additional sites, the modification of existing or the promulgation of new laws or regulations, more vigorous enforcement by regulators, the imposition of joint and several liability under CERCLA or analogous state laws or OPA 90 and other unanticipated events could also result in additional environmental costs. For more information, see “Item 3. Legal Proceedings — Environmental Litigation.”

OCCUPATIONAL HEALTH AND SAFETY MATTERS

Our vessel operations are primarily regulated by the U.S. Coast Guard for occupational health and safety standards. Our shore operations are subject to the U.S. Occupational Safety and Health Administration regulations. As of December 31, 2009, we were in material compliance with these regulations. However, we may experience claims against us for work-related illness or injury as well as further adoption of occupational health and safety regulations.

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

INTELLECTUAL PROPERTY

We register our material trademarks and trade names. Our trademark and tradename registrations in the United States are for a ten year period and are renewable every ten years, prior to their respective expirations, as long as they are used in the regular course of trade. We believe we have current intellectual property rights sufficient to conduct our business.

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

RISKS RELATED TO OUR INDUSTRY

The global economic crisis which began in 2008 is likely to continue to have detrimental impacts on our business.

During the third quarter of 2008, a global economic crisis in the credit markets began to impact the equity markets and thus far has produced a global recession. Although we cannot predict the extent, timing and full ramifications of the crisis, we believe that, at a minimum, the following risks have been heightened.

Potential recession impacts — Global demand for many of the products that are currently shipped by barge may be significantly diminished by a prolonged recession. Such loss of demand has and could continue to severely impact our revenues, costs and financial condition, as it may continue to result in an oversupply of barges reducing the rates we are able to charge for our services. Such loss of demand could also result in tow-size and barge positioning inefficiencies and negatively impact revenue price/mix/volume as occurred during the year ended December 31, 2009.

Credit availability to our customers and suppliers — We believe that many of our customers and suppliers, particularly customers of our manufacturing segment, rely on liquidity from operative global credit markets. If credit availability is restricted or interest rates increase significantly, demand for our products and services may be constricted, our costs may increase and we may not be able to enforce contracts or collect on outstanding invoices.

Planning risk — Our ability to plan and forecast operating results and capital needs is lessened which could lead to lower operating efficiency.

Market risk — We have significant costs associated with our pension plan, the cost of which is dependent on many factors including the return on plan assets. Plan assets declined significantly in 2008. Though plan assets increased in 2009 the combined two year return for 2008 and 2009 remained below the average assumed rate of return used for actuarial estimation purposes. Further declines in the value of plan assets or continued lower than assumed returns over time could increase required expense provisions and contributions under the plan. See Note 5 to the consolidated financial statements for the year ended December 31, 2009, for disclosures related to our employee benefit plans.

Freight transportation rates for the Inland Waterways fluctuate from time to time and may decrease.

Freight transportation rates fluctuate from season-to-season and year-to-year. Levels of dry and liquid cargo being transported on the Inland Waterways vary based on several factors including global economic conditions and business cycles, domestic agricultural production and demand, international agricultural production and demand, and foreign exchange rates. Additionally, fluctuation of ocean freight rate spreads between the Gulf of Mexico and the Pacific Northwest affects demand for barging on the Inland Waterways, especially in grain movements. Grain, particularly corn for export, has been a significant part of our business. Since the beginning of 2006, all grain transported by us has been under spot market contracts. Spot grain contracts are normally priced at, or near, the quoted tariff rates in effect for the river segment of the move. Spot rates can vary widely from quarter-to-quarter and year-to-year. A decline in spot rates could negatively impact our business. The number of barges and towboats available to transport dry and liquid cargo on the Inland Waterways also varies from year-to-year as older vessels are retired and new vessels are placed into service. The resulting relationship between levels of cargoes and vessels available for transport affects the freight transportation rates that we are able to charge. During the current recession overall freight demand, particularly in the liquid barge market, has declined substantially reducing the demand for dedicated service contracts. This decline in those contracts has resulted in an oversupply of liquid barges to serve liquid spot demand and has lowered the rates we can charge for that service.

An oversupply of barging capacity may lead to reductions in freight rates.

Our industry has previously suffered from an oversupply of barges relative to demand for barging services. The economic crisis that began in the fall of 2008 has led to a temporary oversupply, particularly in the liquid business. We cannot currently estimate the likely duration of this oversupply. Such oversupply may recur due to a variety of factors, including a drop in demand, overbuilding, delay in scrapping or extending useful lives through refurbishing of barges approaching the end of their useful economic lives. We believe that approximately 25% of the industry’s existing dry cargo barge fleet will need to be retired or refurbished due to age over the next three to seven years. If retirement occurs, demand for barge services returns to more normal levels and new builds do not replace retired capacity, we believe that barge capacity may be constrained. However, if an oversupply of barges were to occur, it could take several years before supply growth matches demand due to the variable nature of the barging industry and the freight transportation industry in general, and the relatively long life of marine equipment. Such oversupply could lead to reductions in the freight rates that we are able to charge until volume demand returns.

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

The prices we have been able to charge for manufacturing segment production have fluctuated historically based on a variety of factors including our customers’ cost and availability of debt financing, cost of raw materials, the cost of labor and the demand for new barge builds compared to the barge manufacturing capacity within the industry at the time. From 2007 through 2008, we increased the pricing on our barges, net of steel costs, in response to increased demand for new barge construction. Though we plan to continue increasing the longer term pricing on our barges, net of steel, in conjunction with the expected additional long-term demand for new barge construction as well as inflation of our costs, the current economic crisis has affected our customers’ need and ability to build new barges in the near-term. If demand for new barge construction diminishes or the recession deepens or extends we may not be able to maintain or increase pricing over our current levels.

Volatile steel prices may lead to a reduction in or delay of demand for new barge construction.

Almost all of the contracts for Jeffboat production contain steel price adjustments, though in some recent contracts we have fixed steel prices, as vendors have been willing to commit to fixed prices over a six month window, though such commitments may not be enforceable. Although the price of steel has recently declined from peak levels, the price has been volatile in recent years. Due to the steel price adjustments in the contracts, the total price incurred by our customers for new barge construction has also varied. Some customers may consider steel prices when determining to build new barges resulting in fluctuating demand for new barge construction.

Higher fuel prices, if not recouped from our customers, could dramatically increase operating expenses and adversely affect profitability.

For the years ended December 31, 2009, 2008 and 2007, fuel expenses represented 19.8%, 25.4% and 20.9% of transportation revenues. Fuel prices are subject to fluctuation as a result of domestic and international events. Generally, our term contracts contain provisions that allow us to pass through (effectively on approximately a 45 day delay basis) a significant portion of any fuel expense increase to our customers, thereby reducing, but not eliminating, our fuel price risk. Fuel price is a key, but not the only variable in spot market pricing. Therefore, fuel price and the timing of contractual rate adjustments can be a significant source of quarter-over-quarter and year-over-year volatility, particularly in periods of rapidly changing fuel prices. Negotiated spot rates may not fully recover fuel price increases. From time to time we hedge the expected cash flows from anticipated purchases of unprotected gallons through fuel price swaps. We choose how much fuel to hedge depending on the circumstances. However, we may not effectively control our fuel price risk and may incur fuel costs higher than the spot market price. At December 31, 2009, the market value of our fuel price swaps represented an asset of approximately $4.8 million. If there are no further changes in market value prior to settlement dates in 2010 and 2011, this amount would be credited to operations as the fuel is used.

Our operating margins are impacted by certain low margin legacy contracts and by spot rate market volatility for grain volume and pricing.

We emerged from bankruptcy in January 2005. Our largest term contract for the movement of coal predates the emergence and was negotiated at a low margin. Though it contains a fuel adjustment mechanism, the mechanism may not fully recover increases in fuel cost. The majority of our coal moves, since bankruptcy and through the 2015 expiration of this contract, may be at a low or negative margin due to our inability to fully recover fuel price increases through the contract though we have recently hedged expected 2010 fuel usage at prices that should provide positive 2010 margins for this contract. This concentration of low margin business was approximately $51.1 million, $43.1 million and $43.4 million of our total revenues in 2009, 2008 and 2007 respectively.

Additionally, all of our grain shipments since the beginning of 2006 have been under spot market contracts. Spot rates can vary widely from quarter-to-quarter and year-to-year. The available pricing and the volume under such contracts is impacted by many factors including global economic conditions and business cycles, domestic agricultural production and demand, international agricultural production and demand, foreign exchange rates, fluctuation of ocean freight rate spreads between the Gulf of Mexico and the Pacific Northwest and the extent of demand for dry barge services in the non-grain dry bulk market. The revenues generated under such contracts, therefore, ultimately may not cover inflation, particularly for wages and fuel, in any given period. These circumstances may reduce the margins we are able to realize on the contract grain movements during 2010. Revenues from grain volumes were 31%, 30% and 22% of our total transportation segment revenues in 2009, 2008 and 2007 respectively. We expect grain to decline as a percent of transportation revenue in 2010. Our legacy coal contract combined with the potential impact of the grain spot market may lead to declines in our operating margins which could reduce our profitability.

At the end of 2009, though we have no remaining legacy vessels in our manufacturing backlog, one unsigned option on 14 to 20 additional vessels, or more than $31 million of revenues for 2011 builds remains exercisable. If exercised this option may extend the negative margin impact into 2011. As a percent of total production, we do not expect that these vessels will be significant to 2011 production margin.

We are subject to adverse weather and river conditions, including marine accidents.

Our barging operations are affected by weather and river conditions. Varying weather patterns can affect river levels, contribute to fog delays and cause ice to form in certain river areas of the United States. For example, the Upper Mississippi River closes annually from approximately mid-December to mid-March, and ice conditions can hamper navigation on the upper reaches of the Illinois River during the winter months. During hurricane season in the summer and early fall we may be subject to revenue loss, business interruptions and equipment and facilities damage, particularly in the Gulf region. In addition, adverse river conditions can result in lock closures as well as affect towboat speed, tow size and loading drafts and can delay barge movements. Terminals may also experience operational interruptions as a result of weather or river conditions. During 2008 the number of idle barge days due to high water conditions, primarily on the Illinois and Arkansas rivers, and due to the impacts of the three hurricanes which hit the Gulf Coast were up more than one and one-half times over the prior year, to almost 42,000 idle barge days. This was equivalent to not generating any revenue from approximately 115 barges for a full year. Idle weather-related barge days declined to approximately 17,500 days in 2009 which is a more normal level. Adverse weather conditions may also affect the volume of grain produced and harvested, as well as impact harvest timing and therefore pricing. In the event of a diminished harvest, the demand for barging services will likely decrease. Additionally, marine accidents involving our or others’ vessels may impact our ability to efficiently operate on the Inland Waterways. Such accidents, particularly those involving spills, can effectively close sections of the Inland Waterways to marine traffic. Our manufacturing segment’s waterfront facility is subject to occasional flooding. Its manufacturing operation, much of which is conducted outdoors, is also subject to weather conditions. As a result, these operations are subject to production schedule delays or added costs to maintain production schedules caused by weather. The manufacturing operation lost approximately 40 production days in both 2009 and 2008.

Seasonal fluctuations in industry demand could adversely affect our operating results, cash flow and working capital requirements.

Segments of the inland barging business are seasonal. Historically, our revenue and profits have been lower during the first six months of the year and higher during the last six months of the year. This seasonality is due primarily to compression of capacity resulting from the timing of the North American grain harvest and seasonal weather patterns. Our working capital requirements typically track the rise and fall of our revenue and profits throughout the year. As a result, adverse market or operating conditions during the last six months of a calendar year could disproportionately adversely affect our operating results, cash flow and working capital requirements for the year.

The aging infrastructure on the Inland Waterways may lead to increased costs and disruptions in our operations.

Many of the dams and locks on the Inland Waterways were built early in the last century, and their age makes them costly to maintain and susceptible to unscheduled maintenance and repair outages. The delays caused by malfunctioning dams and locks or by closures due to repairs or construction may increase our operating costs, delay the delivery of our cargoes and create other operational inefficiencies. This could result in interruption of our service and lower revenues. Much of this infrastructure needs to be replaced, but federal government funding has historically been limited. Funding has been supplemented by diesel fuel user taxes paid by the towing industry. There can be no guarantee that government funding levels will be sufficient to sustain infrastructure maintenance and repair costs or that a greater portion of the costs will not be imposed on operators. Diesel fuel user taxes could be imposed which would increase our costs. A “lockage fee” could be imposed to supplement or replace the current fuel user tax. Such a fee could increase the Company’s costs in certain areas affected by the lockage fee. We may not be able to recover increased fuel user taxes or such lockage fees through pricing increases.

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

The barging industry is subject to various laws and regulations, including national, state and local laws and regulations, all of which are subject to amendment or changes in interpretation. In addition, various governmental and quasi-governmental agencies require barge operators to obtain and maintain permits, licenses and certificates and require routine inspections, monitoring, recordkeeping and reporting respecting their vessels and operations. Any significant changes in laws or regulations affecting the inland barge industry, or in the interpretation thereof, could cause us to incur significant expenses. Enacted regulations call for increased inspection of towboats. The United States Coast Guard has been instructed in Congressional hearings to complete interpretation of the new regulations. These interpretations could result in boat delays and significantly increased maintenance and upgrade costs for our boat fleet. Furthermore, failure to comply with current or future laws and regulations may result in the imposition of fines and/or restrictions or prohibitions on our ability to operate. Though we work actively with regulators at all levels to avoid inordinate impairment of our operations, regulations and their interpretations may ultimately have a negative impact on the industry. Regulations such as the Transportation Worker Identification Credential provisions of the Homeland Security legislation could have an impact on the ability of domestic ports to efficiently move cargoes. This could ultimately slow operations and increase costs.

In addition, changes in environmental laws impacting the shipping business, including the passage of climate change legislation or other regulatory initiatives that restrict emissions of greenhouse gases, may require costly vessel modifications, the use of higher-priced fuel and changes in operating practices that may not all be able to be recovered through increased payments from customers.

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

As of December 31, 2009, we believe that we are in compliance with the ownership requirements. The Jones Act continues to be in effect and has historically been supported by the U.S. Congress and the prior administrations. We cannot assure that the Jones Act will not be repealed, further suspended, or amended in the future. If the Jones Act was to be repealed, suspended or substantially amended and, as a consequence, competitors with lower operating costs were to enter the Inland Waterways market, our business likely would be materially adversely affected. In addition, our advantages as a U.S.-citizen operator of Jones Act vessels could be eroded over time as there continue to be periodic efforts and attempts by foreign investors to circumvent certain aspects of the Jones Act.

RISKS RELATED TO OUR BUSINESS

We are named as a defendant in lawsuits and we are in receipt of other claims and we cannot predict the outcome of such litigation and claims which may result in the imposition of significant liability.

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

We are facing significant litigation and investigations relating to the above discussed collision. Defense against this litigation and cooperation with investigations may require us to spend a significant amount of time and resources that may otherwise be spent on management of our business. In addition, we may in the future be the target of similar litigation or investigations. This litigation or investigations or additional litigation or investigations may result in substantial costs and divert management’s attention and resources, which may seriously harm our business.

Our insurance may not be adequate to cover our losses.

We may not be adequately insured to cover losses from our operational risks, which could have a material adverse effect on our operations. While we believe that we have satisfactory insurance coverage for pollution, property, marine and general liability, in the event that costs exceed our available insurance or additional liability is imposed on us for which we are unable to seek reimbursement, our business and operations could be materially and adversely affected. We may not be able to continue to procure adequate insurance coverage at commercially reasonable rates in the future, and some claims may not be paid. In the past stricter environmental regulations and significant environmental incidents have led to higher costs for insurance covering environmental damage or pollution, and new regulations of incidents could lead to similar increases or even make this type of insurance unavailable.

Our aging fleet of dry cargo barges may lead to increased costs and disruptions in our operations.

The average life expectancy of a dry cargo barge is 25 to 30 years. We anticipate that without further investment and repairs by the end of 2010 approximately one-third of our current dry cargo barges will have reached 30 years of age. Though we currently have just over 300 dry barges in use greater than 30 years old, once barges begin to reach 25 to 30 years of age the cost to maintain and operate them may be so high that it may be more economical for the barges to be scrapped. If such barges are not scrapped, additional operating costs to repair and maintain them would likely reduce cash flows and earnings. If such barges are scrapped and not replaced, revenue, earnings and cash flows may decline. Though we anticipate future capital investment in dry cargo barges, we may choose not to replace all barges that we may scrap with new barges based on uncertainties related to financing, timing and shipyard availability. If such barges are replaced, significant capital outlays would be required. We may not be able to generate sufficient sources of liquidity to fund necessary replacement capital needs. If the number of barges declines over time, our ability to maintain our hauling capacity will be decreased unless we can improve the utilization of the fleet. If these improvements in utilization are not achieved, revenue, earnings and cash flow could decline.

We have experienced work stoppages by union employees in the past, and future work stoppages may disrupt our services and adversely affect our operations.

As of December 31, 2009, approximately 700 employees were represented by unions. Most of these unionized employees (approximately 675 individuals) are represented by General Drivers, Warehousemen and Helpers, Local Union No. 89, affiliated with the International Brotherhood of Teamsters, Chauffeurs, Warehousemen and Helpers of America (“Teamsters”), at our shipyard facility under a three-year collective bargaining agreement that expires in April 2010. Our remaining unionized employees (approximately 25 positions) are represented by the International Union of United Mine Workers of America, District 12 — Local 2452 at ACL Transportation Services LLC in St. Louis, Missouri under a collective bargaining agreement that expires in December 2010. Although we believe that our relations with our employees and with the recognized labor unions are generally good, we cannot assure that we will be able to reach agreement on renewal terms of these contracts or that we will not be subject to work stoppages, other labor disruption or that we will be able to pass on increased costs to our customers in the future. If there were to be a prolonged work stoppage or strike at our shipyard facility, it could have a material impact on the Company’s manufacturing segments operations and financial results.

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

Our operations are capital intensive and require significant capital investment. We intend to fund substantially all of our needs to operate the business and make capital expenditures, including adequate investment in our aging boat and barge fleet, through operating cash flows and borrowings. Capital may not be continuously available to us and may not be available on commercially reasonable terms. We may need more capital than may be available under the terms of the Credit Facility and therefore we would be required either to (a) seek to increase the availability under the Credit Facility or (b) obtain other sources of financing. If we incur additional indebtedness, the risk that our future cash flow and capital resources may not be sufficient for payments of interest and principal on our substantial indebtedness would increase. We may not be able to increase the availability under the Credit Facility or to obtain other sources of financing on commercially reasonable terms. If we are unable to obtain additional capital, we may be required to curtail our capital expenditures and we may not be able to invest in our aging boat and barge fleet and to meet our obligations, including our obligations to pay the principal and interest under our indebtedness.

A significant portion of our borrowings are tied to floating interest rates which may expose us to higher interest payments should interest rates increase substantially.

At December 31, 2009, we had approximately $154.5 million of floating rate debt outstanding, which represented the outstanding balance of the New Credit Facility. Each 100 basis point increase above the LIBOR interest rate in effect at December 31, 2009, would increase our cash interest expense by approximately $1.5 million.

The indenture and the Credit Facility impose significant operating and financial restrictions on our Company and our subsidiaries, which may prevent us from capitalizing on business opportunities.

The Credit Facility and the indenture impose significant operating and financial restrictions on us. These restrictions may limit our ability, among other things, to:

•	incur additional indebtedness or enter into sale and leaseback obligations;

•	pay dividends or certain other distributions on our capital stock or repurchase our capital stock other than allowed under the indenture;

•	make certain investments or other restricted payments;

•	place restrictions on the ability of subsidiaries to pay dividends or make other payments to us;

•	engage in transactions with stockholders or affiliates;

•	sell certain assets or merge with or into other companies;

•	guarantee indebtedness; and

•	create liens.

As a result of these covenants and restrictions, we may be limited in how we conduct our business and we may be unable to raise additional debt or equity financing to compete effectively or to take advantage of new business opportunities.

We face the risk of breaching covenants in the Credit Facility.

The Credit Facility contains financial covenants, including, among others, a limit on the ratio of debt to earnings before interest, taxes, depreciation, and amortization that are effective when remaining availability is less than 17.5% of total availability. Although none of our covenants are currently in effect based on our current borrowing levels, our ability to meet the financial covenants can be affected by events beyond our control, and we cannot provide assurance that we will meet those tests. A breach of any of these springing covenants could result in a default. Upon the occurrence of an event of default, all amounts outstanding can be declared immediately due and payable and terminate all commitments to extend further credit. If the repayment of borrowings is accelerated, we cannot provide assurance that we will have sufficient assets to repay our credit.

The loss of one or more key customers, or material nonpayment or nonperformance by one or more of our key customers, could cause a significant loss of revenue and may adversely affect profitability.

In 2009 our largest customer accounted for approximately 7.4% of our revenue, and our largest ten customers accounted for approximately 34.7% of our revenue. Many of our customers have been significantly affected by the current recession and we anticipate that some of our customers may continue to struggle in 2010. If we were to lose one or more of our large customers, or if one or more of our large customers were to significantly reduce the amount of barging services they purchase from us and we were unable to redeploy that equipment on similar terms, or if one or more of our key customers fail to pay or perform, we could experience a significant loss of revenue. In early 2009 we experienced the bankruptcy of a liquids customer, which had been one of our top ten customers and we were not successful in maintaining any volume with the successor in bankruptcy of the former customer.

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

A temporary or permanent closure of the river to barge traffic in the Chicago area in response to the threat of Asian carp migrating into the Great Lakes may have an adverse affect on operations in the area.

The Company has numerous customers in the Chicago and Great Lakes areas that ship freight through certain locks in the Chicago area. In the event certain of these locks are permanently closed, these customers may use other means of transportation to ship their products. In the event there are temporary or periodic closures of these locks or other river closures in the area, the Company could experience an increase in operating costs, delay in delivery of cargoes and other operational efficiencies. Such interruptions of our service could result in lower revenues. In the event barge transportation becomes impossible or impracticable for our Lemont facility, the Company may be forced to close the Lemont facility.

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

Our operations, facilities, properties and vessels are subject to extensive and evolving laws and regulations. These laws pertain to air emissions; water discharges; the handling and disposal of solid and hazardous materials and oil and oil-related products, hazardous substances and wastes; the investigation and remediation of contamination; and health, safety and the protection of the environment and natural resources. Failure to comply with these laws and regulations may trigger a variety of administrative, civil and criminal enforcement measures, including the assessment of civil and criminal penalties, the imposition of remedial obligations, assessment of monetary penalties and the issuance of injunctions limiting or preventing some or all of our operations. As a result, we are involved from time to time in administrative and legal proceedings related to environmental, health and safety matters and have in the past and will continue to incur costs and other expenditures relating to such matters. In addition to environmental laws that regulate our ongoing operations, we are also subject to environmental remediation liability. Under federal and state laws we may be liable as a result of the release or threatened release of hazardous substances or wastes or other pollutants into the environment at or by our facilities, properties or vessels, or as a result of our current or past operations, including facilities to which we have shipped wastes. These laws, such as the federal Clean Water Act, the Comprehensive Environmental Response, Compensation, and Liability Act

(“CERCLA”), the Resource Conservation and Recovery Act (“RCRA”) and OPA 90, typically impose liability and cleanup responsibility without regard to whether the owner or operator knew of or caused the release or threatened release. Even if more than one person may be liable for the release or threatened release, each person covered by the environmental laws may be held wholly responsible for all of the cleanup costs and damages. In addition, third parties may sue the owner or operator of a site or vessel for damage based on personal injury, property damage or other costs and cleanup costs, resulting from environmental contamination. Under OPA 90 owners, operators and bareboat charterers are jointly and severally strictly liable for the discharge of oil within the internal and territorial waters, and the 200-mile exclusive economic zone around the United States. Additionally, an oil spill could result in significant liability, including fines, penalties, criminal liability and costs for natural resource damages. Most states bordering on a navigable waterway have enacted legislation providing for potentially unlimited liability for the discharge of pollutants within their waters. As of December 31, 2009, we were involved in several matters relating to the investigation or remediation of locations where hazardous materials have or might have been released or where we or our vendors have arranged for the disposal of wastes. These matters include situations in which we have been named or are believed to be a potentially responsible party under applicable federal and state laws. As of December 31, 2009, we had no significant reserves for these environmental matters. Any cash expenditures required to comply with applicable environmental laws or to pay for any remediation efforts in excess of such reserves or insurance will therefore result in charges to earnings. We may incur future costs related to the sites associated with the environmental issues, and any significant additional costs could adversely affect our financial condition. The discovery of additional sites, the modification of existing laws or regulations or the promulgation of new laws or regulations, more vigorous enforcement by regulators, the imposition of joint and several liability under CERCLA or analogous state laws or OPA 90 and other unanticipated events could also result in a material adverse effect.

We are subject to, and may in the future be subject to disputes or legal or other proceedings that could involve significant expenditures by us.

The nature of our business exposes us to the potential for disputes or legal or other proceedings from time to time relating to labor and employment matters, personal injury and property damage, product liability matters, environmental matters, tax matters, contract disputes and other matters. Specifically, we are subject to claims on cargo damage from our customers and injury claims from our vessel personnel. These disputes, individually or collectively, could affect our business by distracting our management from the operation of our business. If these disputes develop into proceedings, these proceedings, individually or collectively, could involve significant expenditures. We are currently involved in several environmental matters. See “Item 3. Legal Proceedings — Environmental and Other Litigation.”

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.	PROPERTIES

We operate numerous land-based facilities in support of our marine operations. These facilities include a major manufacturing shipyard in Jeffersonville, Indiana; terminal facilities for cargo transfer and handling at St. Louis, Missouri, Lemont, Illinois and Memphis, Tennessee; port service facilities at Lemont, Illinois, St. Louis, Missouri, Cairo, Illinois, Louisville, Kentucky, Baton Rouge, Louisiana, Vacherie, Louisiana, Harahan, Louisiana, Marrero, Louisiana and Houston, Texas; boat repair facilities at Louisville, Kentucky, St. Louis, Missouri, Harahan, Louisiana and Cairo, Illinois; and a corporate office complex in Jeffersonville, Indiana. For the properties that we lease, the majority of leases are long term agreements.

The map below shows the locations of our primary transportation and manufacturing facilities, along with our Inland Waterways routes.

The most significant of our facilities among these properties, all of which we own, except as otherwise noted, are as follows.

•	Our manufacturing segment’s shipbuilding facility in Jeffersonville, Indiana is a large single-site shipyard facility on the Inland Waterways, occupying approximately 64 acres of owned land and approximately 5,600 feet of frontage on the Ohio River. There are 32 buildings on the property comprising approximately 318,020 square feet under roof. In addition, we lease an additional four acres of land under leases expiring in 2015.

•	ACLT’s coal transfer terminal in St. Louis, Missouri occupies approximately 69 acres. There are six buildings on the property comprising approximately 21,000 square feet. In addition, we lease 2,400 feet of river frontage from the City of St. Louis under a lease expiring in 2010. The lease may be terminated with one-year advance notice by ACLT. Additional parcels in use include property of BNSF under leases that either party can terminate with 30 days prior written notice.

•	ACLT operates a terminal in Memphis, Tennessee that processes boat and barge waste water, direct transfer services for liquid commodities, along with tank storage services for approximately 117,000 barrels of vegetable oils. There are three buildings occupying approximately 7,000 square feet on almost three acres. ACLT leases an easement to this facility that expires in 2018. Either party may cancel the lease with 90 days prior written notice.

•	ACLT’s Armant facilities located in Vacherie, Louisiana, occupies approximately 482 acres, with approximately 10,726 feet of river frontage. An additional 3,840 feet of river frontage is provided under a lease expiring in 2011. The facility provides barge fleeting and shifting, barge cleaning and repairs on the Mississippi River as part of our Gulf Fleet Operations.

•	ACLT’s fleet facility in Cairo, Illinois occupies approximately 37 acres, including approximately 900 feet of owned river frontage. In addition, we lease approximately 22,400 feet of additional river frontage under various leases expiring between 2011 and 2013. This facility provides the base of operations for our barge fleeting and shifting, barge cleaning and repair and topside-towboat repair.

•	ACLT’s Tiger Fleet near Baton Rouge (Port Allen), Louisiana, operates on approximately 108 acres, with an estimated 3,300 feet of river frontage. An additional 13,700 lineal feet of riverfront fleeting space is provided under a lease expiring in 2011. This facility provides barge fleeting and shifting services and is adjacent to our joint venture investment known as T. T. Barge Services Mile 237, L.L.C., that provides barge cleaning and repair services.

•	ACLT’s facilities in St. Louis, Missouri, operates two (2) owned parcels, one being approximately 3.2 acres, with an estimated 600 linear feet of riverfront, and an additional 7.3 acres with approximately 1,393 linear feet of adjoining waterfront footage leased under an agreement expiring in 2011. The facility provides fleeting and shifting services, boat repair and maintenance, plus warehouse services for vessels.

•	ACLT’s operations at Harahan, Louisiana are located on approximately 156 acres with an estimated 7,067 feet of riverfront. The facility is the base of operations for our Gulf Operations, including barge shifting and fleeting, boat and barge maintenance and repairs. An additional 4,749 lineal feet of river frontage for shifting and fleeting is leased under various leases expiring between 2011 and 2013.

•	ACLT’s Houston (Channelview), Texas facility is located on approximately 32 acres with 1,796 feet of riverfront. Improvements include an estimated 6,400 square foot office building. An additional 29.4 acres of waterfront property along the Lost Lake Disposal Area, adjacent to the Houston Ship Channel, for shifting and fleeting, complements this facility, under a lease agreement expiring in 2028.

•	ACLT’s facilities in Lemont, Illinois occupy approximately 81 acres, including approximately 10,000 feet of river frontage, under various leases expiring between 2011 and 2044. This facility provides the base of operations for our barge fleeting and shifting, barge cleaning and repairs on the Illinois River, along with a 48,000 square foot, climate controlled warehouse, providing terminaling for bulk, non-bulk and break-bulk warehousing and stevedoring services.

•	ACLT’s Marrero, Louisiana Fleet is comprised of approximately 24.9 acres of batture, providing an estimated 2,529 feet of riverfront for barge shifting and fleeting operations.

•	Our corporate offices in Jeffersonville, Indiana occupy approximately 22 acres, comprising approximately 165,000 square feet of office space.

•	The liquids division of our transportation segment was formerly headquartered in approximately 26,800 square feet of leased space in Houston, Texas under a lease expiring in August 2015. As discussed in Note 18 to the consolidated financial statements, the Company expects to sublease or terminate this lease in 2010, as it has relocated the work to alternative sites, including our corporate offices.

•	In addition to the above properties, our wholly-owned naval architecture subsidiary operates in leased facilities consisting of approximately 10,000 square feet in Seattle, Washington and 2,200 square feet in New Orleans, Louisiana. The lease of the Seattle facility expires in September 2015. The lease of the New Orleans facility is a month-to-month commitment.

We believe that our facilities are suitable and adequate for our current needs.

ITEM 3.	LEGAL PROCEEDINGS

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

Environmental and Other Litigation

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

The claims in the Class Action Lawsuits stem from the incident on July 23, 2008, involving one of ACLLLC’s tank barges that was being towed by DRD Towing Company L.L.C., an independent towing contractor. The tank barge was involved in a collision with the motor vessel Tintomara, operated by Laurin Maritime, at Mile Marker 97 of the Mississippi River in the New Orleans area. The tank barge was carrying approximately 9,900 barrels of #6 oil, of which approximately two-thirds was released. The tank barge was damaged in the collision and partially sunk. There was no damage to the towboat. The Tintomara incurred minor damage. The Class Action Lawsuits include various allegations of adverse health and psychological damages, disruption of business operations, destruction and loss of use of natural resources, and seek unspecified economic, compensatory and punitive damages for claims of negligence, trespass and nuisance. The Class Action Lawsuits are stayed pending the outcome of the Limitation Actions referenced below. Claims under the Oil Pollution Act of 1990 (“OPA 90”) were dismissed without prejudice. There is a separate administrative process for making a claim under OPA 90 that must be followed prior to litigation. We are processing OPA 90 claims properly presented, documented and recoverable. The Company has also received numerous claims for personal injury, property damage and various economic damages, including notification by the National Pollution Funds Center of claims it has received. Additional lawsuits may be filed and claims submitted. The Company is in early discussions with the Natural Resource Damage Assessment Group, consisting of various State and Federal agencies, regarding the scope of environmental damage that may have been caused by the incident.

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

ACLLLC has filed two actions in the United States District Court for the Eastern District of Louisiana seeking exoneration from or limitation of liability relating to the foregoing incident as provided for in Rule F of the Supplemental Rules for Certain Admiralty and Maritime Claims and in 46 U.S.C. sections 30501, 30505 and 30511. The trial for the consolidated action has been set for September 2010, however, the discovery process has not yet begun.

The Company participated in the USCG investigation of the matter and participated in the hearings which have concluded. A finding has not yet been announced. The Company has also received inquiries and subpoenas from the United States Attorney’s Office for the Eastern District of Louisiana. The Company is cooperating with the investigation. The Company has made demand on DRD Towing (including its insurers as an additional insured) and Laurin Maritime for reimbursement of cleanup costs, defense and indemnification. However, there is no assurance that any other party that may be found responsible for the accident will have the insurance or financial resources available to provide such defense and indemnification. The Company has various insurance policies covering pollution, property, marine and general liability. While the Company believes it has satisfactory insurance coverage, when combined with other legal remedies, for the cost of cleanup operations as well as other potential liabilities arising from the incident, there can be no assurance that the actual costs will not exceed the amount of available insurance or that the insurance companies will continue to fund the expenses of cleanup and defense. The Company paid $0.85 million in retention amounts under our insurance policies in the third quarter of 2008. If our insurance companies refuse to continue to fund the cleanup or other liabilities associated with the claims, the Company may have to pay such expenses and seek reimbursement from the insurance companies. Given the preliminary stage of the litigation, the Company is unable to determine the amount of loss, if any, the Company will incur and the impact, if any, the incident and related litigation will have on the financial condition or results of operations of the Company.

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

Bulk Terminals Site, Louisville, Kentucky.  Jeffboat was contacted in December 2007, by the Kentucky Environmental and Public Protection Cabinet (“Cabinet”) requesting information related to Jeffboat’s participation at the Bulk Terminals Site, Louisville, Kentucky (“Site”), a liquid waste disposal facility. Jeffboat sent limited liquid waste to the Site during a period in the 1970s. The Cabinet is pursuing assessment and remedy as to groundwater contamination at the Site. Jeffboat continues to participate in the PRP group in cooperation with the Cabinet. At this time, costs of participation, assessment and remedy have totaled $0.04 million. The Company has not increased amounts previously reserved for this site at this time.

Pulvair Site Group, Tennessee.  In October 2008 the Company received a letter from the Pulvair Site Group, a group of potentially responsible parties (“PRP Group”) who are working with the State of Tennessee (the “State”) to remediate a contaminated property in Tennessee called the Pulvair Site. The PRP Group has alleged that Jeffboat shipped materials, including zinc, to the site which were released into the environment. The State had begun administrative proceedings against the members of the PRP group with respect to the cleanup of the Pulvair site and the group has begun to undertake cleanup. The Company is in contact with the site’s PRP Group regarding settlement of its share to remediate the site contamination.

ITEM 4.	(RESERVED)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information and Holders

Since October 7, 2005, our common stock has traded on the NASDAQ Stock Market under the symbol “ACLI.” Prior to trading on the NASDAQ Stock Market, our common stock was not listed or quoted on any national exchange or market system.

The following table sets forth, for the periods indicated, the high and low closing sale prices for our common stock as reported on the NASDAQ Stock Market. These prices have been adjusted for the May 26, 2009, one-for-four reverse stock split. See Note 13 to the accompanying consolidated financial statements.

	High	Low

2008
First Quarter	$81.04	$58.64
Second Quarter	69.32	43.72
Third Quarter	50.00	33.92
Fourth Quarter	41.88	14.04
2009
First Quarter	$24.08	$8.68
Second Quarter	20.64	13.04
Third Quarter	29.71	11.51
Fourth Quarter	27.60	17.87

On February 24, 2010, the last sale price reported on the NASDAQ Stock Market for our common stock was $23.07 per share. As of February 24, 2009, there were approximately 27 holders of record of our common stock.

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

Issuer Purchases of Equity Securities

All of the shares of Common Stock repurchased by the Company in the three months ended December 31, 2009, resulted from elections by holders of share-based compensation grants to execute the “cashless” exercise of vested options or other awards and the withholding of shares to pay taxes due upon the vesting or exercise of applicable awards. During the quarter ended December 31, 2009, the Company repurchased such shares as presented in the table below.

Maximum Number
(or Approximate Dollar
			Shares (or Units)	Value) of Shares (or
			Purchased as Part	Units) that May Yet Be
	Total Number of	Average Price	of Publicly	Purchased Under
	Shares (or Units)	Paid Per Share	Announced Plans	Under the Plans or
Period	Purchased(1)	(or Unit)(2)	or Programs	Programs

October-09	418	$27.60	N/A	N/A
November-09	N/A	N/A	N/A	N/A
December-09	769	19.20	N/A	N/A

(1)	Shares redeemed to satisfy employee tax requirements.

(2)	Reflects the weighted average fair market value per share redeemed.

During the year ended December 31, 2007, the Company acquired 3.0 million shares of its common stock under June 7, 2007, and August 13, 2007, Board of Directors’ authorizations to repurchase up to $200 million and $150 million, respectively, of ACL common stock in the open market. During 2007 the Company completed $300 million of the total authorizations. There were no repurchases during 2008 or 2009. At

December 31, 2009, $50 million of the authorized repurchase amount had not yet been purchased. Future repurchases are not permitted under the Company’s credit facility.

Cumulative Total Stockholders’ Return (October 2005 — December 2009)

Set forth below is a line graph comparing the monthly percentage change in the cumulative shareholder return on the Company’s Common Stock against the cumulative total return of the NASDAQ Stock Market Index and the Dow Jones U.S. Marine Transportation Index. The graph presents monthly data from October 7, 2005, the date of the Company’s initial public offering, until December 31, 2009. The foregoing graph shall not be deemed to be filed as part of the Form 10-K and does not constitute soliciting material and should not be deemed filed or incorporated by reference into any other filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent the Company specifically incorporates the graph by reference.

ITEM 6.	SELECTED FINANCIAL DATA.

Set forth below is American Commercial Lines Inc.’s selected consolidated financial data for each of the five fiscal years ended December 31, 2009. This selected consolidated financial data is derived from American Commercial Lines Inc.’s audited financial statements. The selected consolidated financial data should be read in conjunction with American Commercial Lines Inc.’s consolidated financial statements and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The selected financial data has been adjusted for the impact of the May 26, 2009, one-for-four reverse stock split. The Company has been publicly traded since its initial public offering in October 2005.

	Fiscal Years Ended December 31,
	2005	2006	2007	2008	2009
	(In thousands, except per share data)

Statement of Operating Data:
Transportation and Services revenue	$594,200	$787,348	$810,443	$905,126	$630,481
Manufacturing revenue	120,741	155,204	239,917	254,794	215,546

Total revenue	714,941	942,552	1,050,360	1,159,920	846,027
Operating expenses:
Materials, supplies and other	212,532	249,500	279,359	304,858	225,647
Rent	19,910	22,445	24,595	23,345	21,715
Labor and fringe benefits	82,541	90,294	111,617	118,737	115,998
Fuel	126,893	157,070	169,178	227,489	122,752
Depreciation and amortization	45,255	45,489	46,694	47,255	48,615
Taxes, other than income taxes	16,793	17,667	16,594	14,855	14,072
Gain on property dispositions	(4,538)	(194)	(3,390)	(954)	(20,282)
Cost of goods sold — services	—	—	590	2,080	3,707
Cost of goods sold — manufacturing	112,232	141,589	228,190	242,309	189,565

Cost of sales	611,618	723,860	873,427	979,974	721,789
Selling, general and administrative expenses	47,654	66,280	68,727	77,536	70,082
Goodwill impairment	—	—	—	855	—

Total operating expenses	659,272	790,140	942,154	1,058,365	791,871

Operating income	55,669	152,412	108,206	101,555	54,156
Other income	1,801	3,799	2,532	2,279	1,259
Interest expense	31,590	18,354	20,578	26,829	40,932
Debt retirement expenses	11,732	1,437	23,938	2,379	17,659

Income (loss) from continuing operations before income taxes	14,148	136,420	66,222	74,626	(3,176)
Income taxes (benefit)	4,144	49,822	21,855	27,243	(1,148)

Net income (loss) before discontinued operations	10,004	86,598	44,367	47,383	(2,028)

Discontinued operations, net of tax(a)	1,809	5,654	(6)	628	(10,030)

Net income (loss)	$11,813	$92,252	$44,361	$48,011	$(12,058)

Net income (loss) per share — basic	$0.99	$6.07	$3.15	$3.81	$(0.95)
Net income (loss) per share from continuing operations — basic	$0.84	$5.70	$3.15	$3.76	$(0.16)
Net income (loss) per share from discontinued operations — basic	$0.15	$0.37	$—	$0.05	$(0.79)
Net income (loss) per share — diluted	$0.96	$5.88	$3.08	$3.78	$(0.95)
Net income (loss) per share from continuing operations — diluted	$0.81	$5.52	$3.08	$3.73	$(0.16)
Net income (loss) per share from discontinued operations — diluted	$0.15	$0.36	$—	$0.05	$(0.79)
Shares used in computing basic net income (loss) per common share	11,899	15,186	14,061	12,615	12,708
Shares used in computing diluted net income (loss) per common share	12,312	15,700	14,420	12,708	12,708

	Fiscal Years Ended December 31,
	2005	2006	2007	2008	2009

Statement of Financial Position Data:
Cash and cash equivalents	$13,959	$5,113	$5,021	$1,217	$1,198
Accounts receivable, net	96,526	102,228	114,921	138,695	93,295
Inventory	44,976	61,504	70,890	69,635	39,070
Working capital(b)	46,204	44,251	70,434	75,735	35,097
Property and equipment, net	425,741	455,710	511,832	554,580	521,068
Total assets	623,284	671,003	760,811	839,251	723,890
Long-term debt, including current portion	200,000	119,500	439,760	419,970	345,533
Stockholders’ equity	253,701	358,653	125,391	158,709	170,590

	Fiscal Years Ended December 31,
	2005	2006	2007	2008	2009

Other Data:
Net cash provided by operating activities	$71,259	$136,921	$115,766	$122,830	$129,294
Net cash used in investing activities	$(27,493)	$(63,899)	$(131,291)	$(104,207)	$(6,537)
Net cash (used in) provided by financing activities	$(76,452)	$(81,868)	$15,433	$(22,427)	$(122,776)
EBITDA(c)	$110,949	$211,811	$159,758	$156,567	$93,575
Capital expenditures	$47,279	$90,042	$109,315	$97,892	$33,226
Towboats (at period end)(d)	155	148	162	152	140
Barges (at period end)(d)	3,300	3,010	2,828	2,645	2,510
Ton-miles from continuing operations affreightment	40,038,964	41,797,859	39,271,112	35,361,326	34,024,295
Ton-miles from continuing operations non-affreightment	2,705,200	3,317,000	4,326,404	4,100,050	3,077,305

a)	In all periods presented the operations of the Dominican Republic, Venezuela and Summit businesses, on a net of tax basis, have been presented as discontinued operations. The 2009 net of tax loss resulted primarily from the impairment and subsequent loss on sale of Summit. Included in 2006 is the $4.8 million, net of tax, gain on the sale of the Venezuela business.

b)	We define working capital as total current assets minus total current liabilities.

c)	EBITDA represents net income before interest, income taxes, depreciation and amortization, as reconciled to net income below. EBITDA provides useful information to investors about us and our financial condition and results of operations for the following reasons: (i) it is one of the measures used by our board of directors and management team to evaluate our operating performance, (ii) it is one of the measures used by our management team to make day-to-day operating decisions, (iii) certain management compensation is based upon performance metrics which include EBITDA as a component, (iv) it is used by securities analysts, investors and other interested parties as common performance measure to compare results across companies in our industry and (v) covenants in our debt agreements contain financial ratios based on EBITDA. For these reasons, we believe EBITDA is a useful measure to represent to our investors and other stakeholders.

d)	Includes equipment operated by foreign subsidiaries through date of disposal.

e)	The following table reconciles net income to EBITDA.

	Fiscal Years Ended December 31,
	2005	2006	2007	2008	2009

Net income (loss)	$11,813	$92,252	$44,361	$48,011	$(12,058)
Interest income	(1,037)	(697)	(295)	(194)	(67)
Interest expense	43,322	19,791	44,516	29,243	58,621
Depreciation and amortization	49,121	48,806	49,371	51,876	53,838
Income taxes	7,730	51,659	21,805	27,631	(6,759)

EBITDA	$110,949	$211,811	$159,758	$156,567	$93,575

EBITDA has limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our results as reported under U.S. generally accepted accounting principles. Some of these limitations are:

•	EBITDA does not reflect our current or future cash requirements for capital expenditures;

•	EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•	EBITDA does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on our debts;

•	Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA does not reflect any cash requirements for such replacements; and

•	Other companies in our industry may calculate EBITDA differently than we do, limiting its usefulness as a comparative measure.

EBITDA is not a measurement of our financial performance under GAAP and should not be considered as an alternative to net income, operating income or any other performance measures derived in accordance with GAAP or as a measure of our liquidity. Because of these limitations, EBITDA should not be considered as a measure of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our GAAP results and using EBITDA only as a supplement to those GAAP results. See the statements of cash flow included in our consolidated financial statements.

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

The readers of this document are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties. See the risk factors included in “Item 1A. Risk Factors” of this annual report on Form 10-K as well as the items described under the heading “Cautionary Statement Regarding Forward-Looking Statements” of this annual report on Form 10-K for a detailed discussion of important factors that could cause actual results to differ materially from those reflected in such forward-looking statements. The potential for actual results to differ materially from such forward-looking statements should be considered in evaluating our outlook.

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

•	Overview. This section provides a general description of the Company and its business, as well as developments the Company believes are important in understanding the results of operations and financial condition or in understanding anticipated future trends.

•	Results of Operations. This section provides an analysis of the Company’s results of operations for the year ended December 31, 2009, compared to the results of operations for the year ended December 31, 2008, and an analysis of the Company’s results of operations for the year ended December 31, 2008, compared to the results of operations for the year ended December 31, 2007.

•	Liquidity and Capital Resources. This section provides an overview of the Company’s sources of liquidity, a discussion of the Company’s debt that existed as of December 31, 2009, and an analysis of the Company’s cash flows for the years ended December 31, 2009, December 31, 2008 and December 31, 2007. This section also provides information regarding certain contractual obligations.

•	Seasonality. This section describes the seasonality of our business.

•	Changes in Accounting Standards. This section describes certain changes in accounting and reporting standards applicable to the Company.

•	Critical Accounting Policies. This section describes accounting policies that are considered important to the Company’s financial condition and results of operations, require significant judgment and require estimates on the part of management in application. The Company’s significant accounting policies, including those considered to be critical accounting policies, are also summarized in Note 1 to the accompanying consolidated financial statements.

•	Quantitative and Qualitative Disclosures about Market Risk. This section describes our exposure to potential loss arising from adverse changes in fuel prices, interest rates and foreign currency exchange rates.

•	Risk Factors and Caution Concerning Forward-Looking Statements. This section references important factors that could adversely affect the operations, business or financial results of the Company or its business segments and the use of forward-looking information appearing in this annual report on Form 10-K, including in MD&A and the consolidated financial statements. Such information is based on management’s current expectations about future events, which are inherently susceptible to uncertainty and changes in circumstances.

OVERVIEW

Our Business

We are one of the largest and most diversified marine transportation and services companies in the United States, providing barge transportation and related services under the provisions of the Jones Act, as well as the manufacturing of barges and other vessels, including ocean-going liquid tank barges. We currently operate in two primary business segments, transportation and manufacturing, and a smaller “All other segment” that consists of our services company, Elliott Bay. We are the third largest provider of dry cargo barge transportation and second largest provider of liquid tank barge transportation on the Inland Waterways, accounting for 12.5% of the total inland dry cargo barge fleet and 13.1% of the total inland liquid cargo barge fleet as of December 31, 2008, according to Informa. We do not believe that these percentages varied significantly during 2009, but competitive surveys are normally not available until March of each year.

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

Elliott Bay is much smaller than either the transportation or manufacturing segment and is not significant to the primary operating segments of ACL. During the fourth quarter of 2007, we acquired Elliot Bay Design Group, a naval architecture and marine engineering firm, which provides architecture, engineering and production support to customers in the commercial marine industry, while providing ACL with expertise in support of its transportation and manufacturing businesses.

During the second quarter of 2008, we acquired the remaining ownership interests of Summit Contracting, a provider of environmental and civil construction services to a variety of customers. In May 2007 we had previously purchased a 30% ownership. We sold our equity in Summit in November 2009 and reclassified its results of operations to discontinued operations for all periods presented.

Certain of the Company’s international operations have been recorded as discontinued operations in all periods presented due to the sale of all remaining international operations in 2006. Operations ceased in the Dominican Republic in the third quarter of 2006 and operations ceased in Venezuela in the fourth quarter 2006.

The Industry

Transportation Industry.  Barge market behavior is driven by the fundamental forces of supply and demand, influenced by a variety of factors including the size of the Inland Waterways barge fleet, local weather patterns, navigation circumstances, domestic and international consumption of agricultural and industrial products, crop production, trade policies, the price of steel, the availability of capital and general economic conditions.

As discussed in “Item 1. The Business — Competition” the industry fleet size at the end of 2008 consisted of the second lowest number of barges in operation since 1992. Industry data for 2009 should become available in March 2010. The results are not expected to be significantly different than those in 2008.

Competition continues to be intense for barge freight transportation volumes. The top five carriers (by fleet size) of dry and liquid barges comprised approximately 66% and 63% of the respective industry fleet in each sector as of December 31, 2008. The economic recession which began in the fall of 2008 has exacerbated the competitive environment in both liquid and dry market sectors. The impact in the liquid sector has been more pronounced as fewer customers have signed or renewed dedicated service contracts to ensure liquid barge availability, freeing more barges for spot rate service in that sector.

The demand drivers for freight and freight pricing on the Inland Waterways are discussed in detail in “Item 1. The Business — Competition.” For purposes of industry analysis, the commodities transported in the Inland Waterways can be broadly divided into four categories: grain, bulk, coal, and liquids. Using these broad cargo categories, the following graph depicts the total millions of tons shipped through the United States Inland Waterways for 2009, 2008 and 2007 by all carriers according to data from the US Army Corps of Engineers Waterborne Commerce Statistics Center (the “Corps”). The Corps does not estimate ton-miles, which we believe is a more accurate volume metric. Note that the most recent periods are typically estimated for the Corps’ purposes by lockmasters and retroactively adjusted as shipper data is received.

Source: U.S. Army Corps of Engineers Waterborne Commerce Statistics Center

The Manufacturing Industry:  Our manufacturing segment competes with companies also engaged in building equipment for use on both the Inland Waterways system and in ocean-going trade. Due to the relatively long life of the vessels produced by inland shipyards and the relative over-supply of barges built in the late 1970’s and early 1980’s, there has only recently been a resurgence in the demand for new barges as older barges are retired or made obsolete by U.S. Coast Guard requirements for liquid tank barges. Though this heightened demand may ultimately increase the competition within the segment over the longer term, the current recession and constriction of the credit market, despite comparatively low steel pricing, have severely restricted the near term demand for barge replacement despite the advancing age of the industry fleet. During 2009 our manufacturing segment began to focus almost exclusively on brown-water liquid and dry barge construction and our expectation is to maintain this focus for the foreseeable future.

Consolidated Financial Overview

For the years ended December 31, 2009, 2008 and 2007, the Company had a net loss of $12.1 million, net income of $48.0 million and net income of $44.4 million, respectively.

The following table displays certain individually significant drivers of non-comparability in the respective periods.

	2009	2008	2007

Reduction in force charges	$(3.2)	$(1.9)	$—
Houston office closure charges	(3.7)	—	—
Charges for customer bankruptcy	(0.7)	(0.5)	—
Jeffboat inventory valuation adjustment	—	—	(3.3)
Jeffboat contract dispute	(4.2)	—	—
Refinancing cost write-off	—	(1.5)	—
Insurance deductible major spill	—	(0.9)	—
Interest expense	(40.9)	(26.8)	(20.6)
Debt retirement expenses	(17.7)	(2.4)	(23.9)
Acquired goodwill impairment charge	—	(0.9)	—
Vacation reversal on policy change	1.6	—	—
Asset management (gains, impairment, scrapping)	20.1	12.6	12.0
Pension reversal/ (buy-out)	—	2.1	(2.1)
All other operating results	$45.5	$94.8	$104.1

(Loss) income from continuing operations before income tax and discontinued operations	$(3.2)	$74.6	$66.2

Income taxes (benefit)	(1.1)	27.2	21.9

Net (loss) income before discontinued operations	$(2.1)	$47.4	$44.4

Discontinued operations, net of tax	$(10.0)	$0.6	$—

Net (loss) income	$(12.1)	$48.0	$44.4

Year ended December 31, 2009 compared to December 31, 2008

In 2009 the Company’s net loss of $12.1 million was a decline of $60.1 million from the prior year’s net income of $48.0 million.

Non-comparable items in 2009 and 2008 are described as follows. Debt retirement expenses of $17.7 million related to the Company’s first quarter debt amendment and its third quarter debt refinancing were $15.3 million higher than in 2008. During 2009 charges of $4.2 million related to manufacturing segment contract disputes and settlements were incurred. As a result of the decision to close the Houston office in early 2009, the Company incurred charges totaling $3.7 million. Reduction in force charges of $3.2 million exceeded those in 2008 by $1.3 million. These charges were partially offset by an accrued vacation reversal due to a change in vacation policy of $1.6 million.

For the full-year 2009, though average outstanding debt declined $42.6 million from the prior year levels, higher effective interest rates on outstanding balances drove after-tax interest expenses $14.1 million higher to $40.9 million. Full year 2009 results also benefitted from net gains of $20.1 million from asset management actions including boat sales, impairment adjustments and scrapping of surplus barges which exceeded 2008 totals by $7.5 million. During 2008 the $2.1 million accrual for the withdrawal from a multi-employer pension plan, which had been expensed in a prior year, was reversed as a result of a negotiated agreement with the union. Also in 2008 a $0.9 million charge related to acquired goodwill, primarily as a result of the increase in that year of the Company’s weighted average cost of capital, which was utilized to discount projected cash flows of Elliot Bay Design Group at its acquisition, resulted in an excess of carrying value over the estimated fair value. This matter is further discussed in Notes 1 and 17 to the consolidated financial statements.

The 2009 decline compared to 2008 in all other operating results was primarily the result of transportation segment operating income that was $60.6 million lower, partially offset by higher operating income from our manufacturing segment and from Elliott Bay.

The primary causes of changes in segment operating income in our transportation and manufacturing segments are generally described in the segment overview below in this consolidated financial overview section and more fully described in the Operating Results by Business Segments within this Item 7.

The higher losses on discontinued operations were attributable to Summit which was sold in November 2009. The majority of the increased discontinued operations loss was due to a $4.4 million impairment of certain Summit intangibles recorded prior to its sale and to the $7.5 million loss on the sale of Summit. See Note 16 to the accompanying consolidated financial statements. Operating income from Elliot Bay was higher in 2009 compared to 2008 and resulted almost equally from higher royalties derived from its designs in 2009 and lower goodwill impairment charges in 2009 when compared to the prior year.

In 2009 EBITDA from continuing operations was $107.8 million, a decrease of 30.0% from 2008. See the table at the end of this Consolidated Financial Overview and Selected Financial Data for a definition of EBITDA and a reconciliation of EBITDA to consolidated net income.

In 2009 $6.5 million of cash was used in investing activities during the year, as our $33.2 million capital expenditures and other investing activities of $4.4 million were largely offset by proceeds from the sale of vessels and our investment in Summit. The capital expenditures include $5 million to complete some liquid barges this year that were started in 2008 and $4 million to start construction of some internal dry barges for delivery in 2010. At December 31, 2009, we had total indebtedness of $345.5 million. At this level of debt we had $234 million in remaining availability under our bank credit facility. The bank credit facility has no maintenance financial covenants unless borrowing availability is generally less than $68 million. At December 31, 2009, debt levels we were $166 million above this threshold.

Year ended December 31, 2008 compared to December 31, 2007

In 2008 the Company’s net income increased by $3.6 million to $48.0 million.

Non-comparable items in the periods are described as follows. Debt retirement expenses in 2008 resulted from the second quarter amendment of the Company’s credit facility. Debt retirement expenses in 2007 were incurred on both the retirement of the asset-based revolver in the second quarter and on the retirement of the Company’s 9 1/2% Senior Notes in the first quarter of that year. The refinancing cost write-off in 2008 relates to refinancing costs other than to the Company’s February 2009 extension of its credit facility. The retirements of debt are also discussed in Note 3 to the consolidated financial statements and in the “Liquidity and Capital Resources” section. Interest expense was $6.2 million higher in 2008 than in 2007, due to higher average outstanding borrowings in 2008. The multi-employer pension expense buy-out was recorded in 2007 based on management’s commitment to that action. The accrual for those expenses was reversed in 2008 as a result of a negotiated agreement with the union. The acquired goodwill impairment charge resulted primarily from the increase in the Company’s weighted average cost of capital utilized to discount projected cash flows of Elliot Bay Design Group resulting in an excess of carrying value over the estimated fair value for certain operations that were carrying goodwill. This matter is further discussed in Note 1 to the consolidated financial statements. Additionally, the decline of $8.1 million in operating income of the transportation segment and $2.0 million higher manufacturing segment operating income impacted the consolidated change. These changes in operating income of the segments are discussed below.

In 2008 EBITDA from continuing operations was $154.1 million, a decrease of 3.6% from 2007. See the table at the end of this Consolidated Financial Overview and Selected Financial Data for a definition of EBITDA and a reconciliation of EBITDA to consolidated net income.

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

Transportation

Year ended December 31, 2009 compared to December 31, 2008

In general, as illustrated in the Industry Tonnage chart contained in the Industry section above, 2009 for waterborne carriers was characterized by a continuation of weak overall demand, with declines of approximately 7.7% in total tons compared to 2008 and 15.3% compared to 2007. The volume increases in our lower margin grain and legacy coal markets, and significant volume decreases in our highest margin steel and chemicals markets drove a significant negative revenue mix shift. In our higher margin metals and chemicals markets, revenues on a fuel-neutral basis were down 61% and 38% respectively, in 2009 compared to 2008. Though there was some sequential improvement in metal market volumes during the fourth quarter 2009, it remains to be seen if the uptick is sustainable. There also has been a stabilization at low levels in our liquid chemicals business but no meaningful signs of a near term recovery in this market. Grain pricing that was $56.4 million lower, almost completely offset a 34% increase in grain ton-mile volume, driving grain revenue to only 1% above prior year.

The chart below describes in more detail the fuel neutral change in revenue dollars for major commodity classes for the years ended December 31, 2009 and 2008.

Transportation Segment Comparative Revenue Commodity Mix (Adjusted for Fuel)

Note: % indicates Y-O-Y revenue change excluding fuel. Columns represent absolute revenue $.

Affreightment contracts comprised approximately 70.5% and 72.4% of the Company’s transportation segment revenues in 2009 and 2008 respectively.

The remaining segment revenues (“non-affreightment revenues”) were generated either by demurrage charges related to affreightment contracts or by one of three other distinct contractual arrangements with customers: charter/day rate contracts, outside towing contracts, or other marine services contracts. See “Item 1. The Business — Customers and Contracts” for a description of these types of contracts. Transportation services revenue for each contract type is summarized in the key operating statistics table that follows.

On average, 32 fewer liquid tank barges in 2009 were serving customers under charter/day rate contracts when compared to 2008. This decrease in the number of barges drove charter and day rate revenue down approximately 15.4% in 2009, compared to the prior year. Additionally, the decrease in barges in charter/day rate service within the industry as a whole, increases the number of barges available for affreightment service. This increase in available barges for affreightment service has a negative impact on liquid spot rates.

The operating ratio, which is the percentage comparison of all expenses to revenues in the transportation segment declined to 94.9% in 2009 from 89.7% in 2008. This decline drove a $60.6 million decrease in the transportation segment’s operating income. The decrease in operating income was primarily a result of significantly lower grain freight pricing, substantial volume declines in our higher margin liquids and metals markets, and the increased costs of moving empty barges due to an imbalance of north and south bound volumes. These decreases were partially offset by reductions in personnel costs and other operating costs. Additionally, overall operating conditions for barge transportation in 2009 were more favorable than those experienced in 2008, with lost barge days down 58% from 42,000 in the prior year to a more normal 17,500 in 2009. The improved operating conditions contributed to improved boat efficiency in 2009.

Key operating statistics regarding our transportation segment for the years ended December 31, 2009, 2008 and 2007 are summarized in the following table.

	Year Ended	%	Year Ended	%	Year Ended
	December 31,	Change to	December 31,	Change to	December 31,
	2009	2008	2008	2007	2007

Ton-miles (000’s):
Total dry	32,220,773	(0.9)%	32,509,103	(9.8)%	36,022,374
Total liquid	1,803,522	(36.8)%	2,852,223	(12.2)%	3,248,738

Total affreightment ton-miles	34,024,295	(3.8)%	35,361,326	(10.0)%	39,271,112
Total non-affreightment ton-miles	3,077,305	(24.9)%	4,100,050	(5.2)%	4,326,404

Total ton-miles	37,101,600	(6.0)%	39,461,376	(9.5)%	43,597,516

Average ton-miles per affreightment barge	14,032	1.6%	13,817	(4.6)%	14,479
Rates per ton mile:
Dry rate per ton-mile		(28.7)%		18.9%
Fuel neutral dry rate per ton-mile		(21.9)%		7.8%
Liquid rate per ton-mile		(19.4)%		34.3%
Fuel neutral liquid rate per-ton mile		(2.0)%		12.9%
Overall rate per ton-mile	$12.87	(30.0)%	$18.38	21.0%	$15.19
Overall fuel neutral rate per ton-mile	$14.30	(22.2)%	$16.46	8.4%	$15.26
Revenue per average barge operated	$240,830	(26.5)%	$327,830	18.3%	$277,018
Fuel price and volume data:
Fuel price	$1.95	(38.6)%	$3.17	49.1%	$2.13
Fuel gallons	63,007	(12.1)%	71,704	(9.8)%	79,500
Revenue data (in thousands):
Affreightment revenue	$437,643	(32.6)%	$649,212	9.0%	$595,438
Towing	41,097	(49.7)%	81,629	26.2%	64,660
Charter and day rate	65,121	(15.4)%	76,977	17.0%	65,793
Demurrage	46,710	(5.8)%	49,579	11.6%	44,426
Other	30,289	(24.0)%	39,875	4.1%	38,300

Total non-affreightment revenue	183,217	(26.1)%	248,060	16.4%	213,179

Total transportation segment revenue	$620,860	(30.8)%	$897,272	11.0%	$808,617

Data regarding changes in our barge fleet for the fourth quarter of 2009 and the past three years ended December 31, 2009, are summarized in the following table.

Barge Fleet Changes

Current Quarter	Dry	Tankers	Total

Barges operated as of the end of the 3rd qtr of 2009	2,163	362	2,525
Retired (includes reactivations)	(13)	(7)	(20)
New builds	—	6	6
Purchased	1	2	3
Change in number of barges leased	(2)	(2)	(4)

Barges operated as of the end of the 4th qtr of 2009	2,149	361	2,510

Barges — Last three years	Dry	Tankers	Total

Barges operated as of the end of 2006	2,639	371	3,010
Retired	(258)	3	(255)
New builds	50	13	63
Purchased	37	—	37
Change in number of barges leased	(28)	1	(27)

Barges operated as of the end of 2007	2,440	388	2,828
Retired	(123)	(8)	(131)
New builds	—	11	11
Purchased	16	—	16
Change in number of barges leased	(79)	—	(79)

Barges operated as of the end of 2008	2,254	391	2,645
Retired	(95)	(36)	(131)
New builds	—	13	13
Purchased	1	2	3
Change in number of barges leased	(11)	(9)	(20)

Barges operated as of the end of 2009	2,149	361	2,510

Data regarding our boat fleet at December 31, 2009, is contained in the following table.

Owned Boat Counts and Average Age by Horsepower Class

Horsepower Class	Number	Average Age

1950 or less	44	32.8
Less than 4300	24	35.5
Less than 6200	43	35.0
7000 or over	12	31.8

Total/overall age	123	34.0

In addition to the 123 boats detailed above, the Company had 17 towboats operated exclusively for us by third parties. This is nine less owned boats and three less chartered boats than we operated at December 31, 2008. During 2009 we continued to assess our boat power needs. Based on that assessment we sold nine boats during the year. We currently have an additional 13 boats which are being actively marketed and are included in assets held for sale. The average life of a boat (with refurbishment) exceeds 50 years. During 2009 we completed the repowering of three of our boats which moved them from the 1950 or less class to the less than 4300 class in the above summary.

Manufacturing

The decline in manufacturing segment revenues was attributable to fewer barges built for third parties in 2009 and to lower relative steel pricing.

Manufacturing segment operating income increased $11.7 million in 2009 compared to 2008, despite the lower revenues. The $21.4 million in operating income from the manufacturing segment resulted from an increase in operating margin to 9.9%. During 2009 we advanced our Jeffboat strategic initiative to operate the shipyard more efficiently and more safely. Our improvements in safety and production efficiency, combined with more attractive contract terms, drove the improved 2009 Jeffboat margin results.

Manufacturing segment units produced for sale or internal use:

	Years Ended December 31,
	2009	2008	2007

External sales:
Liquid tank barges	43	53	28
Ocean tank barges	4	4	2
Hybrid barges	—	10	—
Dry cargo barges	130	191	311

Total external units sold	177	258	341

Internal sales:
Liquid tank barges	13	11	13
Dry cargo barges	—	—	50

Total units into production	13	11	63

Total units produced	190	269	404

Year ended December 31, 2008 compared to December 31, 2007

Transportation

The operating ratio in the transportation segment deteriorated to 89.7% from 87.6% and operating profit declined by $8.1 million in 2008. Lower transportation margins in 2008 compared to 2007 resulted primarily from wage and non-fuel cost inflation, lower ton-mile volume, lower boat productivity due to the significant increase in idle barge days in 2008 compared to 2007, higher target-based incentive compensation accruals, unrecovered fuel inflation, costs of reductions in force and an insurance deductible related to the July oil spill. Higher pricing and rates and higher scrapping income partially offset the aforementioned higher costs. Transportation cost inflation related to the higher outside fleeting, shifting and towing expenses, higher salaries and wages, higher insurance deductibles, claims costs driven by hurricane, flood and ice damage and lower gains on disposal of assets. Transportation segment operating margins were also impacted by certain items which did not occur, or occurred in substantially different amounts in the prior year. These items are enumerated in the table presented at the beginning of this consolidated financial overview and include costs of reductions in force, the insurance deductible related to an oil spill, the refinancing cost write-off unrelated to the Company’s February 2009 extension of its credit facility and the multi-employer pension expense buy-out recorded in 2007. The accrual for those expenses was reversed in 2008 as a result of a negotiated agreement with the union.

Manufacturing

Manufacturing operating expenses increased 5.5% in 2008 from 2007, due primarily to an external sales mix change to higher cost liquid tank barges year over year and by cost overruns caused by higher engineering costs and construction inefficiency surrounding one special vessel. The lower gross margins were partially offset by a $1.3 million or 0.6 point improvement as a percent of manufacturing revenue in selling, general and administrative expenses. The shipyard did improve its hours per ton of steel on the brown-water dry cargo and liquid tank barge lines. In addition, the manufacturing segment incurred a negative inventory valuation adjustment in 2007 of $3.3 million which was not repeated in 2008.

Consolidated Financial Overview — Non-GAAP Financial Measure Reconciliation

NET INCOME TO EBITDA RECONCILIATION

	Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands)
	(Unaudited)

Net (loss) income from continuing operations	$(2,028)	$47,383	$44,367
Discontinued operations, net of income taxes	(10,030)	628	(6)

Consolidated net (loss) income	$(12,058)	$48,011	$44,361

Adjustments from continuing operations:
Interest income	(66)	(148)	(161)
Interest expense	40,932	26,829	20,578
Debt retirement expenses	17,659	2,379	23,938
Depreciation and amortization	52,475	50,446	49,371
Taxes	(1,148)	27,243	21,855
Adjustments from discontinued operations:
Interest income	(1)	(46)	(134)
Interest expense	30	35	—
Depreciation and amortization	1,363	1,430	—
Taxes	(5,611)	388	(50)
EBITDA from continuing operations	107,824	154,132	159,948
EBITDA from discontinued operations*	(14,249)	2,435	(190)

Consolidated EBITDA	$93,575	$156,567	$159,758

Selected segment EBITDA calculations:
Transportation net (loss) income	$(24,761)	$38,015	$36,389
Interest income	(66)	(145)	(160)
Interest expense	40,932	26,788	20,578
Debt retirement expenses	17,659	2,379	23,938
Depreciation and amortization	48,615	47,255	46,694
Taxes	(1,148)	27,114	21,855

Transportation EBITDA	$81,231	$141,406	$149,294

Manufacturing net income	$21,582	$16,577	$18,850
Depreciation and amortization	3,524	2,858	2,595

Total Manufacturing EBITDA	25,106	19,435	21,445
Intersegment profit	—	(6,839)	(11,057)

External Manufacturing EBITDA	$25,106	$12,596	$10,388

*	The decline in EBITDA from discontinued operations in 2009 is primarily due to impairment and loss on sale charges related to Summit which was sold in November 2009.

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

Outlook

The uncertainties surrounding the economy in general heighten the normal risks and uncertainties surrounding forward-looking information which we address in “Item 1A. Risk Factors.” Despite the negative economy, we continue to proactively work with our customers, focusing on barge transportation’s position as the lowest cost, most ecologically friendly provider of domestic transportation. During 2009 we continued to generate strong cash flow, paying down debt and strengthening our balance sheet. As discussed in the Liquidity section and in Note 3 to the consolidated financial statements, on July 7, 2009, we issued $200 million of 12.5% Senior Notes due 2017 and concurrently entered into a new four-year asset based borrowing facility providing up to $390 million of borrowing capacity. This new debt structure also provided an approximate one percent decrease in the blended interest rate to be paid on our outstanding balances from the rate in our former agreement. Additionally, the new structure does not have maintenance covenants unless our borrowing availability is generally less than $68 million. At December 31, 2009, we had available liquidity of $234 million. The covenants in the new facility include a leverage covenant which is based on only first lien senior debt, which excludes debt under the notes, while the leverage covenant in the former facility included total debt. We also enhanced our flexibility to execute sale leasebacks, sell assets, and issue additional debt under the new facility to raise additional funds, with no restrictions on capital spending.

With the four-year term on the bank agreement and eight-year term on the senior notes, we believe that we have the appropriate longer term, lower cost and more flexible capital structure that will allow us to focus on executing our tactical and strategic plans through the various economic cycles. We expect to remain disciplined in how we deploy our capital, but now have the flexibility to fully enact our cost reduction and productivity plans and to reinvest in the business when market demand and financial returns warrant such actions. Given our strategic objective to reduce the age of our fleet by replacing aging barges we presently intend to build 50 new covered dry hopper barges in 2010 for our transportation segment.

In the fourth quarter 2009, we sold Summit, a non-core asset. The sale will allow us to focus on our barge business and the key transportation strategies we must implement in our core businesses.

We do not expect any meaningful improvement in economic conditions in 2010. In spite of the economic outlook we remain focused on reducing costs, generating strong cash flow from operations and implementing our strategic initiatives.

We believe that the Company has two main drivers. One is the general economy. This component is one we cannot control. The second is executing the fundamentals of building and moving barges, and this is in our control. Improving the fundamentals of our business will be achieved by executing our major strategic initiatives. When we execute these initiatives well, improving our fundamentals, we believe we will develop a company that is profitable in tough times, and highly profitable in strong economic times. Many of our strategic initiatives are further defined in the segment descriptions in the balance of this “Outlook” section.

One of our strategic initiatives is ongoing examination of our recruiting, retention and organization. We reduced our total work force by 24% during 2009. Our cumulative salaried compensation reductions since

2008 now exceed $25 million and when combined with hourly reductions now total more than $50 million in total compensation cost reduction. We are continuing to make changes to drive productivity and cost-reduction throughout the organization. During the third quarter 2009, we realigned our transportation management resources to be closer to the business and the customers; positioning our most experienced barge industry managers on the river property where they can manage the people and the assets with much greater effectiveness. We believe this new model requires fewer management personnel, will reduce cost and will produce better service for our customers. By broadening the span of control of our managers and streamlining decision-making, we have eliminated one-half of the vice president and senior vice president positions in the last twenty-one months. In 2009 we took actions to defer all merit increases that would have otherwise occurred on January 1, 2009, saving an estimated $5 million this year. We expect to defer all merit increases for a minimum of six months in 2010, at which time we will reassess our ability to grant merit increases. The closing of our Houston office allows us to further streamline our operations, while continuing to reduce cost. The closure is expected to result in approximately $1.0 million in annualized savings.

Our “order to cash” strategic initiative is another example of improving administrative efficiency and excellence focused on capturing all work we perform, with timely and accurate billing for that work and then collecting all receivables efficiently. We are currently in a process mapping and gap analysis stage but will have a significant return as we implement identified process changes, despite its “back office” low profile.

We expect to continue to refine our cost structure on an ongoing basis. Our consolidated SG&A for the year ended December 31, 2009, declined by $7.5 million compared to the year ended December 31, 2008. The impact of non-comparable items was not significant to the comparison. Lower incentive compensation drove approximately $3.1 million of the decline. The remaining decline was due primarily to the net impact of our reduction in force actions and lower marketing spending.

Increases in wages and other costs, if they are not recoverable under contract adjustment clauses or through rates we are able to obtain in the market, create margin pressure. Competition for experienced vessel personnel was strong up to the beginning of the current recession and increases in experienced vessel personnel wage rates have exceeded the general inflation level for several years. Wages and fringe benefits declined in the fourth quarter of 2009 compared to 2008 and now are essentially flat for fiscal 2009 when compared to the prior year. Given the current decline in industry demand we anticipate that near-term wage rate pressure should diminish. Longer-term we anticipate continued pressure on labor rates, which we expect to defray through labor escalators in some of our contracts and through pricing.

We continue to challenge other selling, general and administrative expenses and expect further reductions in those costs. We eliminated our association with NASCAR and have made sustainable progress against purchased outside services, among other discretionary amounts.

Our full year capital expenditure spending in 2009 was $33.2 million, including $5 million to complete some liquid barges that were begun in late 2008, and $4 million to start construction on 50 dry hopper barges for our transportation segment to be delivered in 2010. The balance of our capital expenditures were primarily related to capitalized maintenance activities. Approximately $2.6 million of the 2009 capital expenditures will be reimbursed to the Company in 2010 under government grants we have been awarded. We believe that our capital expenditures will be in the range of $50 to $60 million in 2010 including the construction of the new dry hopper barges and our maintenance capital expenditures which extend the lives of existing vessels and other expected expenditures.

Transportation:

Our value proposition is to deliver the safest, cleanest, most cost effective and innovative transportation solutions to our customers. Barge transportation is widely recognized as the lowest cost, cleanest, safest and most fuel efficient mode of transportation in the United States and is estimated to be operating at below current infrastructure capacity.

One of our strategic initiatives since 2005 has been business mix improvement. This category includes organic growth, rate discipline, contract success, business retention and improved portfolio mix (such as increasing our percentage of higher margin liquids and longer term higher margin steel and bulk products). Through organic growth, which we define as the combination of new business from new and existing customers, we believe that over time our portfolio mix will eventually approach a breakdown closer to 35% liquids, 15% coal, 25% bulk, 15% grain, 5% steel and 5% emerging markets. Our mix for the full year in 2009 did not, even directionally, move closer to that goal, as many commodities that we have profitably moved in the past have not moved in quantities or at rates that they would in a more “normal” economic environment. During the year ended December 31, 2009, we saw a shift in our revenue portfolio, including related demurrage, which drove grain to 31% of our total revenue volume (from 21% for the full year 2008) while bulk declined to 25% (from 31% for the full year 2008) with other categories remaining fairly constant as a percent of total revenue.

During the fourth quarter and year ended December 31, 2009, we generated $12 million and $53 million respectively in new organic growth. For the quarter this includes $8 million of bulk and $4 million of liquid growth. For the year ended December 31, 2009, this includes $2 million of coal/energy, $34 million of bulk and $17 million of liquid growth. Modal conversion continues to be both a primary objective and driver in the generation of organic growth. We expect to continue to focus our efforts on moving more ratable coal and capturing distressed rail movements. New coal business is expected to be market-priced. The majority of our existing coal volume moves under a legacy contract and will do so until early 2015. Although the contract contains limited fuel and general cost escalation clauses, it has been only marginally profitable. Utilizing fuel swaps we have taken action to hedge our estimated cash flow related to expected fuel usage under that legacy contract in an effort to execute the contract at more profitable levels in 2010. We expect volumes moved under this contract to decline by approximately 30% in 2010 based on forecasts provided by the customer.

Over the longer-term we expect to continue to evolve our portfolio mix of commodities. Our review of historical industry data for waterborne movement indicates that liquid commodity barge movement is generally a steady growth and demand market with generally less volatility than certain dry commodities such as grain. Management believes its liquid tank barge fleet is comparable to the industry in both condition and age. We completed the 13 remaining tank barges begun in 2008 for internal use in 2009 which essentially only partially replaced retiring liquid capacity. The significant decline in demand for liquid capacity during 2009, which depressurized the market for dedicated service contracts and, therefore, added capacity to the liquid spot market, decreasing rates, is expected to reverse as the economy recovers. However, given current demand and available rates, we do not plan to build any additional internal liquid barges until this longer term demand becomes clearer. We expect that in the current environment we will need to opportunistically pursue available loadings in our most profitable lanes.

During the past few years there has been increasing utilization of existing coal-fired power generating capacity. According to Criton the prospects for coal shipments to the power generating sector will be impacted by the current economic recession, increasing slowly in 2010 and thereafter. Distribution patterns may be further affected by flue-gas desulphurization (“FGD”) retrofitting and are expected to continue to negatively impact miles per trip as retrofitted plants shift to higher-sulfur coal resulting in shorter trips. Criton projects a decline in coal exports through the lower Mississippi driven by the collapse of international steel demand and the stronger U.S. dollar. In addition, increases in limestone and gypsum movement, due to clean air laws that are resulting in their use to reduce sulfur emissions from coal-fired electricity generation, have been more than offset by reductions in construction related movement.

Over the longer term, as we move to replace a portion of the grain moved by barge, we continue to seek expansion in large, ratable dry shipments with existing and new customers in the Company’s primary service lanes. Much of the new business is expected to emanate from conversions from other modes of transportation, primarily rail. The Company expects to continue to offer these modal alternatives in chemicals, as well as in new target markets such as forest products/lumber, coal/scrubber stone, energy products and in emerging markets like municipal solid waste. We believe that there is significant opportunity to move certain cargoes by barge that currently move via truck and rail. With ACL terminal facilities in St. Louis, Memphis and Chicago we believe we have a strong, strategically located core of base locations to begin to offer one-stop transportation services. Several of the cargo expansions in 2008 and 2009 included multi-modal solutions through our terminal locations, most recently including organic growth in steel products. Our Lemont, Illinois facility, located just outside of Chicago, provides terminaling and warehousing services for clients shipping and receiving their products by barge. Through Lemont we are transloading products to be routed to or through Chicago. The Lemont facility also handles products manufactured in the greater Chicago area which are destined to the southern United States and to export markets.

At December 31, 2009, 70% of our total fleet consisted of covered hopper barges. The demand for coarse grain freight, particularly transport demand for corn, has been an important driver of our revenue. During 2009 grain has been a more significant component of our total portfolio as the economy has impacted the markets for steel, metals-related products and liquid chemicals. Over the longer term, we expect grain to still be a component of our future business mix. However, the grain flows we expect to pursue going forward are the ratable, predictable flows. Smaller, more targeted, export grain programs that run ratably throughout the year are likewise attractive as they are not as susceptible to volatile price swings and seasonal harvest cycles. The complex interrelationships of agricultural supply/demand, the weather, ocean going freight rates and other factors lead to a high degree of less attractive volatility in both demand and pricing. We expect that the introduction of new demand will over time drive our grain position down to approximately 15% of our revenue base.

We did see the deferred volumes of the delayed grain harvest in the fourth quarter of 2009. Grain volumes in the quarter increased 20% from the prior year. The delay resulted in higher seasonal grain rates lasting longer into the fourth quarter. However, we did not see the traditional strong pricing surge in the 2009 harvest period, as the 2009 harvest season did not follow the compressed time frame of a more traditional grain harvest.

On a potentially positive note for 2010, the USDA recently reported that the grain harvest was at record levels and that grain exports for the current marketing year are expected to increase 7.6% from this past grain marketing year. This is not a guarantee of strong volumes or pricing for barge carriers though, as there remains an excess of barge capacity due to reduced overall shipping demand in recession-impacted markets. Grain exports via the river to the gulf should continue to remain an economically attractive choice for shippers as the freight spread between shipping on the river, versus the Pacific Northwest, continues to favor the river.

Due to the impact of the current economic crisis on our customers’ shipments of commodities such as steel/pig iron, fertilizer and liquid chemicals, we believe the current supply/demand relationship for dry and liquid freight will be stable on lower term contract volumes or, in the case of spot cargoes, decline in the near term. We also believe that longer term, with a stronger economy, freight rates will stabilize or moderately increase if overall barge capacity continues to decline. Our overall rates per ton-mile declined 24.5% in the quarter and 30.0% in the year ended December 31, 2009, driven by lower grain pricing, the negative mix shift into lower margin commodities, lower fuel prices which are contractually passed through to customers and lower contract renewal and spot market rates.

We have not seen any sustained change yet that would signal to us a return of higher margin metals and liquids volumes. We have seen some modest sequential volume improvements in these markets, though there is no clarity as to how much of this activity is inventory replenishment and how much may be sustained economic improvement. The industry-wide lower barge demand, and resulting barge over-capacity continues to negatively impact barge freight pricing.

The market dynamics surrounding term contracts are changing rapidly. Most of the Company’s dry contracts renew during the fourth quarter of each year. Of the 48 active contracts that were scheduled for renewal in the fourth quarter, 30 were renewed at approximately a 5% blended rate reduction, nine contracts were extended on existing terms into the first quarter of 2010, four moved from term contracts to spot pricing and five contracts were lost or we chose not to re-bid. We renewed 16 contracts prior to the fourth quarter, bringing the total to 46 renewals this year. The blended price decrease on all 2009 renewals was approximately 4% with liquid renewals at 6% declines and dry renewals at 3% declines. We have also seen more significant declines in spot pricing for grain, liquids and coal.

Several of our largest and most attractive dry barge shipping contracts were renegotiated in the third and fourth quarters of 2009. These agreements were renegotiated with term extensions locking in the next four or five years with no price compression. We anticipate that given the uncertainty of the economic environment fewer customers will feel compelled to ensure barge availability, thereby further lowering the number of charter/day-rate contracts.

If there is a rebound in liquid markets, we may see a larger portion of our liquid fleet shift to day-rate contracts, rather than affreightment contracts. However, in the current environment we saw 26 fewer barges utilized in charter/day-rate service compared to the prior year fourth quarter and 32 fewer barges compared to the full year 2008. Reductions in charter/day-rate contracts throughout the industry may return to spot rate service. This return to spot service generally results in a decline in rates available for such service in the current environment.

Overall, barge freight demand remains weak. We continue to encounter very difficult general economic and transportation market conditions. This weakness is confirmed in the January Federal Reserve Beige Book statistics and in barge freight tonnage levels reported by the Army Corps of Engineers. Our 2009 ton-mile volume decline of 6% on an overall basis mirrored the industry decline. While we experienced strong increases in our grain and legacy coal business, these are our lower margin lines of business. The significant volume declines in 2009 in our higher margin liquids and bulk businesses, especially within our metals portfolio, continued to put earnings stress on the Company. We remain committed to barging as a competitive form of transportation for the long-term as we believe our value proposition is superior to truck and rail and will continue to be a mode of transportation that shippers will continue to favor. We believe that shippers increasingly prefer the most environmentally friendly mode of transportation and the best shipping value. We believe we can offer them both.

Given the demand outlook viewed in this weak economy we continue to focus on our strategic initiatives which we believe enable the best performance in any economy. We are working to drive accidents, incidents and lost productivity costs to zero. In 2009 we achieved a safety incident record of 1.2 in Transportation which we believe challenges for the best in the industry.

Another strategic initiative is the reinvestment in our fleet in order to lower the age and increase the productivity and reliability through the measured reinvestment in new tank and dry barges. Our improving balance sheet now allows us to use our improving liquidity to reinvest in our fleet. Approximately one-third of the 2,149 barges in service in our fleet of dry cargo barges will reach 30 years of age by the end of 2010. The ultimate retirement of any barge is dependent on its specific condition, not its age. We expect to replace some of the capacity lost from barge retirement through new builds, acquisitions, liquid barge refurbishments and increased asset utilization. We anticipate building a minimum of 50 additional dry barges for internal use in 2010.

Our scheduled service strategic initiative entails establishing planned, predictable mainline and local service on our core system to improve margins on existing business and attract land-based business. This initiative is now the focus of our decentralized Operations Management team. They are standardizing operating practices system wide for efficiency gains and as a requisite step prior to launching expanded service schedules for organic growth. Our objectives in the dry markets are to pursue growth that fits within our planned scheduled service model while retaining existing business that fits in this model. We believe the key to our success in the dry markets will again be driven by producing a more valuable transportation service product to compete for more new, ratable business against other transportation modes. We will tighten our network to concentrate more of our assets on higher density, more profitable traffic patterns. This is also a key to increased dry fleet efficiency. We are focused on improving asset turn rates through reduction of average stationary days per barge loading.

Manufacturing:

The optimization of our Jeffboat operation is another strategic initiative. Our objective at Jeffboat is to build the optimal number and type of barges with the right number of people, maximizing and stabilizing profitability and reducing idle time risk through the various economic and new barge demand cycles. We have reduced the staff levels by 46% and reduced the production footprint to two major lines for 2010. Longer term we will continue to focus on maintaining the most efficient capacity level to build the optimal number and mix of hopper, deck and tank barges to provide attractive margins.

As we introduced this initiative, Jeffboat margins in 2009 clearly outpaced 2008 results. During 2009 we continued to work through legacy contracts and book market-based new build orders with a reduced overhead burden. In addition, in line with our “drive to zero” accident/incidence initiative, Jeffboat completed 2 million hours without a lost-time incident during 2009.

At December 31, 2009, the manufacturing segment’s approximate vessel backlog for external customers was $49 million compared to $212 million at December 31, 2008. The change in the backlog from 2008 to 2009 is a result of 2009 production of units that had been included in the prior year backlog and the following factors. During 2009 we had a total of $64.6 million in new orders and options exercised. We also had cancellations of $10 million of scheduled 2009 business, and cancellations of $30 million of scheduled 2010 business. We sold an additional $27 million of new orders in January 2010 which increased the January 2010 backlog to $76 million. The actual price of steel at the time of construction may result in contract prices that are greater than or less than those used to calculate the backlog at December 31, 2009. The backlog also excludes our planned construction of internal replacement barges.

We expect that external sales in 2010 will be less than 2009, as substantially fewer liquid tank barges are expected to be built than in the prior year due to the current excess of tanker capacity relative to demand for liquid barge services in the current marketplace. Our current backlog, including at least 50 dry covered barges for our transportation segment use, is sufficient to utilize our current workforce and maintain production on two lines through the third quarter 2010. Continuing inquiries and bids leave us optimistic that we will fill the remaining 25% of production capacity at Jeffboat in 2010.

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

During 2009 our labor hours per ton of steel, on our liquid chem barge line improved approximately 9.9% when compared to the 2008 full year results. The liquid 30,000 barrel hot oil barges labor hours per ton improved by approximately 3.9% when compared to the 2008 full year results.

Our 2009 full year hours per ton performance on 30,000 barrel clean service barges and dry hoppers represented a shortfall of 10.6% on the clean service and 1.8% on the dry hoppers when compared to the 2008 full year results. The performance on these classes of barges improved in the last half of the year with hoppers performance better than prior year and clean service only 7.6% below the prior year. We are continuing to work to minimize lost hours when line transitions occur.

AMERICAN COMMERCIAL LINES INC. OPERATING RESULTS by BUSINESS SEGMENT
Year Ended Dec. 31, 2009 as compared with Year Ended Dec. 31, 2008
(Dollars in thousands except where noted)
(Unaudited)

				% of Consolidated
				Revenue
	Year Ended Dec. 31,			Year Ended
	2009	2008	Variance	2009	2008

REVENUE
Transportation and Services	$630,481	$905,126	$(274,645)	74.5%	78.0%
Manufacturing (external and internal)	239,885	284,274	(44,389)	28.4%	24.5%
Intersegment manufacturing elimination	(24,339)	(29,480)	5,141	(2.9)%	(2.5)%

Consolidated Revenue	846,027	1,159,920	(313,893)	100.0%	100.0%
OPERATING EXPENSE
Transportation and Services	597,727	813,258	(215,531)
Manufacturing (external and internal)	218,483	267,748	(49,265)
Intersegment manufacturing elimination	(24,339)	(22,641)	(1,698)

Consolidated Operating Expense	791,871	1,058,365	(266,494)	93.6%	91.2%
OPERATING INCOME
Transportation and Services	32,754	91,868	(59,114)
Manufacturing (external and internal)	21,402	16,526	4,876
Intersegment manufacturing elimination	—	(6,839)	6,839

Consolidated Operating Income	54,156	101,555	(47,399)	6.4%	8.8%
Interest Expense	40,932	26,829	14,103
Debt Retirement Expenses	17,659	2,379	15,280
Other Expense (Income)	(1,259)	(2,279)	1,020

(Loss) Income Before Income Taxes	(3,176)	74,626	(77,802)
Income Taxes (Benefit)	(1,148)	27,243	(28,391)
Discontinued Operations	(10,030)	628	(10,658)

Net (Loss) Income	$(12,058)	$48,011	$(60,069)

Domestic Barges Operated (average of period beginning and end)	2,578	2,737	(159)
Revenue per Barge Operated (Actual)	$240,830	$327,830	$(87,000)

RESULTS OF OPERATIONS

Year ended December 31, 2009 compared to Year ended December 31, 2008

Revenue.  Consolidated revenue decreased by $313.9 million or 27.1% to $846.0 million.

The consolidated revenue decrease was due to lower segment revenues for transportation and manufacturing segments which declined in 2009 by 30.8% and 15.4%, respectively. Professional services revenues rose by $1.8 million partially offsetting the overall decline.

Transportation segment revenues of $620.9 million decreased by approximately $276.4 million, or 30.8%, in 2009 compared to 2008. The revenue decrease was driven by 33.1% lower gross non-grain ton-mile pricing on affreightment contracts, 17.2% lower non-grain affreightment ton-mile volume, a 24.9% decline in towing ton-miles and $56.4 million in lower grain pricing that more than offset a 34% increase in grain ton-mile volume. Approximately three quarters of the overall affreightment rate decrease was attributable to lower fuel-

neutral pricing on the current year mix of commodities when compared to the prior year. This is a result of the negative revenue mix shift driven by significant volume increases in our lower rate grain and legacy coal business and significant volume declines in our higher rate metals and liquids businesses. The remainder of the decline was attributable to fuel de-escalations under the Company’s contracts. On average, compared to 2008, the fuel-neutral rate on dry freight business decreased 21.9% and the liquid freight business decreased 2.0%. Total volume measured in ton-miles declined in 2009 to 37.1 billion from 39.5 billion in the prior year, a decrease of 6.0%. On average, 5.8% or 159 fewer barges operated during 2009 compared to 2008.

Revenues per average barge operated decreased 26.5% in 2009 compared to 2008. Approximately 78% of the decrease was due to lower affreightment revenue and the remainder was due to lower non-affreightment revenue. Approximately 76% of the lower affreightment revenue per barge resulted from the negative revenue impact of rate/mix/volume shift with the remainder attributable to fuel price de-escalation. On a fuel neutral basis overall ton-mile rates decreased by 22.2% in 2009 compared to 2008. The average price per gallon of fuel consumed decreased by 38.6% to $1.95 per gallon in 2009 compared to $3.17 per gallon for 2008.

The services segment’s revenues increased due to additional royalties from the use of Elliot Bay designs when compared to 2008. These were under a single contract for development of three ferries. No additional royalty agreements are currently in place.

Manufacturing revenues were $215.5 million for the full-year 2009 compared to $254.8 million for 2008. This decrease was driven by sales of 81 fewer barges and lower steel pricing. During the year manufacturing sold 130 dry cargo barges, 43 tank barges and four special vessels compared to 191 dry cargo barges, 53 tank barges, 10 hybrid barges and four special vessels during 2008.

Operating Expense.  Consolidated operating expense decreased by $266.5 million or 25.2% to $791.9 million.

Transportation segment operating expenses decreased by $215.8 million, primarily due to $104.7 million lower fuel expenses and $79.2 million lower non-labor variable costs.

The Transportation segment’s selling, general and administrative expenses (“SG&A”) declined by $8.8 million. Gains on sales of surplus assets, net of impairment charges for additional boats identified for sale, increased $19.3 million from prior year levels. The lower fuel cost was due both to 8.7 million fewer gallons consumed and the lower average price per gallon. The non-labor variable cost reductions were primarily in outside charter, towing, fleeting and shifting as well as lower boat and barge repair expenses, lower cost of barges scrapped in the current year and lower training costs. The SG&A savings were driven primarily by approximately $4.2 million in lower salaries due to the impact of previous reductions in force, lower incentive award expenses, lower marketing and lower outside services costs. The excess of the costs of the 2009 reductions in force and Houston office closure compared to similar costs in the prior year was essentially offset by the $1.5 million write-off of bank fees not related to a successful refinancing in 2008.

Manufacturing segment operating expenses decreased $51.0 million due to a fewer number of barges produced and lower steel costs, partially offset by the $2.3 million cost related to a customer contract dispute. The decline was also partially driven by the 2008 $5.5 million loss on a special vessel that was in process at that year end.

Operating Income.  Consolidated operating income declined $47.4 million to $54.2 million.

Operating income as a percent of consolidated revenues declined to 6.4% in 2009, compared to 8.8% in 2008. The decline was primarily a result of revenues decreasing more rapidly than expenses, thereby leading to the deterioration in the operating ratio in the transportation segment to 94.9% from 89.7% which more than offset an increase of $11.7 million in manufacturing segment operating income. The $21.4 million in operating income from the manufacturing segment resulted from an increase in operating margin to 9.9% in 2009 compared to 3.8% in 2008. The increased margin was due to a more favorable mix of non-legacy market priced barges produced, gains in labor productivity per ton of steel on the majority of barges produced, the prior year loss on one special vessel and current year safe operations.

The $60.6 million decline in transportation segment operating income to $31.6 million resulted primarily from an $84.9 million decline in non-grain price/volume/mix margin as higher margin metals and liquids commodity volumes continued to be weak throughout the year. The 34% increase in grain volume did not offset the $56.4 million decline in grain pricing, lowering grain-related margins by approximately $14.8 million. The incremental cost of relocating empty barges during 2009 was estimated to be $18.3 million. These negative impacts were partially offset by $37.3 million in improved boat productivity, $8.5 million lower SG&A spending, $7.5 million in gains from asset management transactions and $4.1 in other cost reductions. The improved boat productivity is attributable to cost and crewing productivity, more favorable weather related operating conditions, lower repair and uninsured claims expenses, and other operations-related cost savings. The lower SG&A is attributable to the lower salaried wage base in 2009 as a result of reduction in force actions, decreases in bonus accruals, decreased bank fees and less advertising spending offset by the cost of the Houston office closure and bad debt attributable to the bankruptcy of a customer.

Interest Expense.  Interest expense was $40.9 million, an increase of $14.1 million from 2008. The increase was due entirely to higher interest rates as the average outstanding debt balance declined $42.6 million from the prior year.

Debt Retirement Expense.  Debt retirement expense was $17.7 million in 2009, due to the refinancing of the Company’s debt in July 2009 and the extension of the prior credit agreement in February 2009. Debt retirement expense was $2.4 million in 2008 due to the amendment of the credit agreement in effect in that year.

Income Tax Expense.  The effective rate for income tax is equal to the federal and state statutory rates after considering the deductibility of state income taxes for federal income taxes purposes and the relatively constant amounts of permanent differences in relation to the level of book taxable income or loss in the respective periods.

Discontinued Operations, Net of Taxes.  The loss from discontinued operations in 2009 arose primarily from an impairment charge of $4.4 million related to Summit intangibles recognized in the third quarter and a $7.5 million loss on the sale of Summit in November 2009 net of the tax benefit of those charges. Net income from discontinued operations in 2008 resulted from favorable resolution of contingencies related to the 2006 sale of the Venezuela operations in that year and from the net of tax operating results of Summit in 2008.

Net (Loss) Income.  Net income decreased $60.1 million from the prior year to a net loss of $12.1 million due to the reasons noted above.

AMERICAN COMMERCIAL LINES INC. OPERATING RESULTS by BUSINESS SEGMENT
Year Ended December 31, 2008 as compared with Year Ended December 31, 2007
(Dollars in thousands except where noted)
(Unaudited)

				% of Consolidated
				Revenue
	Year Ended Dec. 31,			Year
	2008	2007	Variance	2008	2007

REVENUE
Transportation and Services	$905,126	$810,443	$94,683	78.0%	77.2%
Manufacturing (external and internal)	284,274	290,053	(5,779)	24.5%	27.6%
Intersegment manufacturing elimination	(29,480)	(50,136)	20,656	(2.5)%	(4.8)%

Consolidated Revenue	1,159,920	1,050,360	109,560	100.0%	100.0%
OPERATING EXPENSE
Transportation and Services	813,258	709,906	103,352
Manufacturing (external and internal)	267,748	271,327	(3,579)
Intersegment manufacturing elimination	(22,641)	(39,079)	16,438

Consolidated Operating Expense	1,058,365	942,154	116,211	91.2%	89.7%
OPERATING INCOME
Transportation and Services	91,868	100,537	(8,669)
Manufacturing (external and internal)	16,526	18,726	(2,200)
Intersegment manufacturing elimination	(6,839)	(11,057)	4,218

Consolidated Operating Income	101,555	108,206	(6,651)	8.8%	10.3%
Interest Expense	26,829	20,578	6,251
Debt Retirement Expenses	2,379	23,938	(21,559)
Other Expense (Income)	(2,279)	(2,532)	253

Income before Income Taxes	74,626	66,222	8,404
Income Taxes	27,243	21,855	5,388
Discontinued Operations	628	(6)	634

Net Income	$48,011	$44,361	$3,650

Domestic Barges Operated (average of period beginning and end)	2,737	2,919	(182)
Revenue per Barge Operated (Actual)	$327,830	$277,018	$50,812

RESULTS OF OPERATIONS

Year ended December 31, 2008 compared to Year ended December 31, 2007

Revenue.  Consolidated revenue increased by $109.6 million or 10.4% to $1,160 million.

The increase in consolidated revenue was driven by higher affreightment rates and towing/charter day rate revenue which exceeded the revenue impact of lower ton-mile volumes. Approximately $83.7 million of the higher affreightment rates was driven by fuel price adjustment clauses in our contracts and approximately $46 million in price/rate increases. Approximately $15 million of the increase was driven by an external revenue mix shift by the manufacturing segment which built less total barges, but a higher concentration of higher priced liquid tank barges than in 2007.

Transportation segment revenue increased $88.7 million or 11.0% to $897.3 million in the year ended December 31, 2008 compared with 2007. Higher affreightment pricing and increased revenue from towing and charter day rate contracts offset lower volumes driving the increase. Higher scrapping revenue and higher demurrage also contributed to the increase. Rates per ton-mile increased 21.0% on a gross basis and 8.4% on a fuel-neutral basis from the prior year. Total ton-mile volume declined by 9.5% from 2007.

Revenue per average barge operated for 2008 increased 18.3% to $327,830 from $277,018 in 2007. Average fuel neutral rates per ton-mile for dry cargo freight and liquid cargo freight increased 7.8% and 12.9% respectively for 2008 as compared to 2007. On a blended basis average fuel neutral rates per ton-mile were up 8.4% year over year.

During the year, manufacturing sold 191 dry cargo barges, 53 tank barges, 10 hybrid vessels and four special vessels compared to 311 dry cargo barges, 28 tank barges and two special vessels during 2007.

Operating Expense.  Consolidated operating expense increased by 12.3% to $1,058.4 million or 91.2% of consolidated revenue.

Transportation and services expenses increased 14.6%, or $103.4 million, from 2007.

Fuel costs per gallon escalated almost 50% to an average of $3.17 per gallon for the year ended December 31, 2008, from 2007 levels driving direct fuel expenses to a $58.3 million year over year variance (or a 34.5% full year increase). Taxes on fuel usage declined slightly due to lower consumption. The increase in materials, supplies and other expenses of $25.5 million (or 9.1%) was driven by higher costs of outside towing, fleeting and shifting costs (approximately $10 million of which was driven by the higher fuel prices passed through to us by vendors) and by higher claims expenses related to three hurricane events and unfavorable operating conditions. The increase of $7.1 million in labor, training and fringe benefit costs resulted primarily from higher target-based incentive earnings and inflation in labor rates as the number of vessel employees was relatively constant year over year. The increase was partially offset by the reversal in 2008 of a $2.1 million accrual for withdrawal from a multi-employer pension plan for certain represented employees which was expensed in 2007. This resulted from a settlement with the represented employees who bargained to continue to participate in the plan. The $2.4 million increase in operating expenses was due to the consolidation of the service company which we acquired in late 2007. This included $0.9 million representing impairment of acquired goodwill. The impairment resulted primarily from increases in the Company’s weighted average cost of capital used to discount the expected cash flows of the service company to determine estimated fair value resulting in an excess of fair value over the estimated fair value for certain operations that were carrying goodwill. Costs related to our scrapping operations, mostly the remaining book value of scrapped barges, decreased by $2.4 million in the year ended December 31, 2008, compared to 2007. $2.4 million in lower gains on sales of assets as a result of a lower number of barges sold for scrap in 2008 (partially offset by the gain on the sale of five boats) drove a decrease of $2.4 million in total gains on dispositions for the year ended December 31, 2008, compared to 2007. $4.2 million of the $8.8 million increase in selling, general and administrative expenses was due to the consolidation of the service company which we acquired in late 2007. The increase in the transportation segment of $5.9 million was driven by $3.8 million higher target-based incentive compensation accruals, $1.9 million cost of the 2008 reduction in force, the refinancing costs not related to the Company’s February 2009 extension of its credit facility of $1.5 million written off in the fourth quarter and $1 million in higher marketing expenses, partially offset by lower provisions for bad debts and lower employee relocation expenses.

Manufacturing operating expenses (external) increased 5.5% or $12.9 million in 2008 from 2007 due primarily to an external sales mix change to higher cost liquid tank barges year over year and by cost overruns caused by higher engineering costs and construction inefficiency surrounding one special vessel. The lower gross margins were partially offset by a $1.3 million or 0.6 point improvement as a percent of manufacturing revenue in selling, general and administrative expenses.

Operating Income.  Operating income declined $6.7 million to $101.6 million due to the reasons noted above. The decrease was primarily the result of the deterioration in the operating ratio, which is the percentage that all expenses bear to revenues, in transportation to 89.7% from 87.6%. In the transportation segment labor and fringe benefits along with material, supplies and other were 47.2% of segment revenue compared to 48.3% for 2007, increasing $32.6 million. Fuel expenses increased from 20.9% for 2007 to 25.4% in 2008.

Selling, general and administrative expenses increased by 0.2 points as a percent of consolidated revenue in 2008 compared to 2007, increasing $8.8 million.

Interest Expense.  Interest expense increased $6.3 million to $26.8 million. This increase was driven by the higher average outstanding debt balance. The debt balance was increased to fund the repurchase of $300 million of the Company’s common stock under two separate Board of Directors authorizations. The shares were repurchased in the second and third quarters of 2007. The average interest rate for 2008 was 5.2% compared to 6.6% in 2007.

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

Net Income.  Net income increased $3.6 million in 2008 from 2007 to $48.0 million due to the reasons noted above.

LIQUIDITY AND CAPITAL RESOURCES

Beginning in 2008 and continuing through much of 2009, the United States and global economies experienced a period of economic uncertainty, and the related capital markets experienced significant disruption. We expect that the ramifications of these conditions will continue into fiscal year 2010. Despite these anticipated economic conditions, based on past performance and current expectations we believe that cash generated from operations and the liquidity available under our capital structure, described below, will satisfy the working capital needs, capital expenditures and other liquidity requirements associated with our operations in 2010.

Our funding requirements include capital expenditures (including new barge purchases), vessel and barge fleet maintenance, interest payments and other working capital requirements. Our primary sources of liquidity at December 31, 2009, were cash generated from operations and borrowings under our revolving credit facility and outstanding balances under the Senior Notes. Other potential sources include sale leaseback transactions for productive assets and, to a lesser extent, barge scrapping activity and cash proceeds from the sale of non-core assets and assets not needed for future operations. We currently expect our 2010 capital expenditures will be in the range of $50 to $60 million, above the $33.2 million in 2009, but well below the almost $110 million in 2008.

Our cash operating costs consist primarily of purchased services, materials and repairs, fuel, labor and fringe benefits and taxes (collectively presented as Cost of Sales on the consolidated statements of operations) and selling, general and administrative costs.

As discussed in Note 3 to the consolidated financial statements, on February 20, 2009, the Company signed an amendment (“Amendment No. 6”), which amended our then-existing credit facility, dated as of April 27, 2007. Amendment and facility fees for Amendment No. 6 totaled approximately $21 million. The $17.7 million of these costs which had not yet been amortized were written off in July 2009, when Amendment No. 6 was replaced with the new facilities described below.

On July 7, 2009, Commercial Barge Line Company (“CBL”), a direct wholly owned subsidiary of ACL, issued $200 million aggregate principal amount of 12.5% senior secured second lien notes due July 15, 2017, (the “Notes”). The issue price was 95.181% of the principal amount of the Notes. The Notes are guaranteed by ACL and by certain of CBL’s existing and future domestic subsidiaries. Simultaneously with CBL’s issuance of the notes ACL closed a new four year $390 million senior secured first lien asset-based revolving credit facility (the “Credit Facility” ) also guaranteed by CBL, ACL and certain other direct wholly owned subsidiaries of CBL. Proceeds from the Notes, together with borrowings under the Credit Facility, were used to repay ACL’s then-existing credit facility, to pay certain related transaction costs and expenses and for general corporate purposes.

Our debt level under our revolving credit facility and senior notes outstanding totaled $345.4 million at the end of the year. This was a reduction of $64.0 million during 2009 before consideration of original issue discount, despite paying approximately $40 million to amend our credit facility in February 2009 and to complete the July 2009 refinancing. We were in compliance with all debt covenants on December 31, 2009. The liquidity available under our credit agreement on December 31, 2009, was approximately $234 million compared to $66 million at June 30, 2009, under our prior credit facility. Additionally, we are allowed to sell certain assets and consummate sale leaseback transactions on other assets to enhance our liquidity position. The Company also has the ability to quickly access capital markets under its $200 million shelf registration, though we consider this a less likely option at this time.

The new Credit Facility has no maintenance covenants unless borrowing availability is generally less than $68 million. This is $166 million less than the availability at December 31, 2009. Should the springing covenants be triggered, they are less restrictive in the Credit Facility than under the prior agreement, as the leverage calculation includes only first lien senior debt, excluding debt under the Notes, while the former facility leverage ratio included total debt. In addition the Credit Facility place no restrictions on capital spending.

With the four-year term on the Credit Facility and eight-year term on the Notes we believe that we have an appropriate longer term, lower cost, and more flexible capital structure that will provide adequate liquidity and allow us to focus on executing our tactical and strategic plans through the various economic cycles.

Our Indebtedness

As of December 31, 2009, we had total indebtedness of $345.5 million. Our revolver debt balance was $154.5 million at December 31, 2009. We had $234 million of availability under the revolver compared to $66 million at June 30, 2009, under our prior credit facility. The current bank credit facility has no maintenance financial covenants unless borrowing availability is generally less than $68 million. Thus at $234 million of availability we are $166 million above this threshold. All additional debt relates to a small holdback note associated with our acquisition of Elliot Bay. The note bears interest at 5.5% and is payable in 2010. Availability under the revolving credit facility was also reduced by the $1.5 million of outstanding letters of credit. The Company was in compliance with all covenants at December 31, 2009.

In 2009 we had a significant increase in interest costs arising from the February 2009 amendment to our former credit facility and our July 2009 refinancing. Our current average interest rate, like most companies who have refinanced since the economic crisis began, increased significantly from 2008. Even though we have reduced our outstanding debt balances, interest expense was $14.1 million higher in 2009 than in 2008.

Net Cash, Capital Expenditures and Cash Flow

Despite a very difficult economic environment we continue to generate positive cash flow. We have continued to focus on increasing available liquidity through reduced capital spending, selling excess assets, working capital management and cash flow from optimizing our operations. Our cash flow from operations was $129.3 million for the 2009 full year which was $6.5 million higher than the 2008 full year. In 2009 $6.5 million of cash was used in investing activities during the year, as our $33.2 million capital expenditures and other investing activities of $4.4 million were largely offset by proceeds from the sale of vessels and our investment in Summit. The capital expenditures include $5 million to complete some liquid barges this year that were started in 2008 and $4 million to start construction of some internal dry barges for delivery in 2010. Our 2009 total cash flow after investing activities but before financing activities was $122.8 million, including more than $28.4 million in asset sale proceeds. We continued to better manage receivables by lowering our days sales outstanding. Receivables also decreased due to reduced sales. We have also improved our steel inventory and supply chain processes in our shipyard through improved inventory forecasting, delivery scheduling, and reducing safety stocks. These actions have generated $10 million in steel inventory savings to date, exclusive of lower steel prices. Also the Senior Notes require a semi-annual interest payment and $12.0 million of accrued interest included in the December 31, 2009, consolidated balance sheet was paid in January 2010.

Net cash used in financing activities in 2009 was $122.8 million, compared to net cash used in financing activities of $22.4 in 2008. Cash used in financing activities in 2009 resulted primarily from the $40.5 million payment of fees for the February 2009 amendment of the credit agreement the subsequent issuance of the Notes and the new revolving facility. Cash used in financing activities was also a result of a net reduction of $64 million in outstanding borrowing, a $6.5 million decrease in bank overdrafts on operating accounts and a $2.2 million negative tax impact of share-based compensation. The negative tax impact occurred as restricted shares vested at prices lower than their value on date of grant. In 2008 repayments of our credit facility used approximately $20.5 million, bank overdrafts increased by $1.8 million and debt costs of $4.9 million were paid. The impact of the tax benefit of share-based compensation and exercise price of stock options exceeded the purchase cost of treasury shares from “cashless” exercises in the share-based plans by approximately $1.1 million.

		Less Than	One to	Three to	After
Contractual Obligations	Total	One Year	Two Years	Five Years	Five Years

Long-term debt obligations(1)
2017 Senior Notes	$400.0	$25.0	$25.0	$75.0	$275.0
Elliott Bay note(2)	0.1	0.1	—	—	—
Capital lease obligations(3)	0.5	0.5	—	—	—
Revolving credit facility	177.3	6.5	6.5	164.3	—
Operating lease obligations(4)	157.5	26.4	23.1	45.3	62.7

Total contractual cash obligations	$735.4	$58.5	$54.6	$284.6	$337.7

Estimated interest on contactual debt obligations(5)	$222.8	$31.5	$31.5	$84.8	$75.0

(1)	Represents the principal and interest amounts due on outstanding debt obligations, current and long term as of December 31, 2009.

(2)	This note represents final resolution of potential Elliott Bay holdbacks and is expected to be resolved in less than one year.

(3)	Represents the minimum capital lease payments under non-concelable leases for software licences.

(4)	Represents the minimum lease rental payments under non-cancelable leases, primarily for vessels and land.

(5)	Interest expense calculation begins on January 1, 2010 and ends on the respective maturity dates.

The interest rate and term assumptions used in these calculations are contained in the following table.

	December 31,	Period		Interest
Obligation	2009	From	To	Rate

2017 Senior Notes	$200.0	1/1/2010	7/15/2017	12.50%
Elliott Bay note	$0.1	1/1/2010	6/10/2010	5.50%
Capital lease obligations	$0.5	1/1/2010	7/31/2010	6.00%
Revolving credit facility	$154.5	1/1/2010	7/7/2013	4.23%

For additional disclosures regarding these obligations and commitments, see Note 3 to the accompanying consolidated financial statements.

SEASONALITY

The seasonality of our business is discussed in “Item 1. The Business Seasonality.”

CHANGES IN ACCOUNTING STANDARDS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued guidance now contained in Accounting Standards Codification (“ASC”) Section 715, “Compensation — Retirement Benefits”. The standard requires plan sponsors of defined benefit pension and other postretirement benefit plans (collectively, “postretirement benefit plans”) to recognize the funded status of their postretirement benefit plans in the consolidated balance sheet, measure the fair value of plan assets and benefit obligations as of the date of the fiscal year-end consolidated balance sheet, and provide additional disclosures. Most of the provisions of the revised standard were previously adopted in 2006 with the impacts as disclosed in previous filings. The standard also required, beginning in 2008, a change in the measurement date of its postretirement benefit plans to December 31 versus the September 30 measurement date used previously. This provision was adopted as of January 1, 2008, and resulted in a charge of $0.8 million ($0.5 million after-tax). This amount was recorded as an adjustment to retained earnings in January 2008.

In December 2007 the FASB issued guidance now contained in ASC Section 805, “Business Combinations.” This revision to accounting standards applies to all transactions or other events in which an entity obtains control of one or more businesses. It does not apply to formation of a joint venture, acquisition of an asset or a group of assets that does not constitute a business, or a combination between entities or businesses under common control. This guidance was effective for the Company beginning January 1, 2009. The standard retains the fundamental requirements contained in previously existing standards that the acquisition method of accounting (which was previously called the purchase method) be used for all business combinations. The revised standard also retains the previous guidance for identifying and recognizing intangible assets separately from goodwill. The revised standard requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement, replacing previous guidance’s cost-allocation process. The revised standard requires acquisition-related costs and restructuring costs that the acquirer expected but was not obligated to incur to be recognized separately from the acquisition. It also requires entities to measure the non-controlling interest in the acquiree at fair value and will result in recognizing the goodwill attributable to the non-controlling interest in addition to that attributable to the acquirer. This Statement requires an acquirer to recognize assets acquired and liabilities assumed arising from contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. The Company has not made any acquisitions subject to the new standard but will apply the provisions of the standard to future acquisitions, as required.

In December 2007 the FASB issued guidance now contained in ASC Section 810, “Consolidation.” The revised guidance requires that the ownership interests in subsidiaries held by third parties be presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. The amount of consolidated net income attributable to the parent and to the non-controlling interest must be clearly identified and presented on the face of the consolidated statement of income. Changes in a parent’s ownership interest while the parent retains its controlling financial interest must be accounted for as equity transactions. The revised guidance requires that entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. The revised guidance was effective January 1, 2009, for the Company. The Company has no significant subsidiaries with non-controlling interests held by third parties. Therefore, the adoption of this standard did not have a significant impact on our financial statements.

In December 2007 the FASB issued guidance now contained in ASC Section 815, “Derivatives and Hedging” which requires expanded disclosure surrounding derivative instruments and hedging activities. This guidance encourages, but does not require, comparative disclosures for earlier periods at initial adoption. This guidance was effective January 1, 2009, for the Company. We have adopted the guidance and the revised disclosure requirements are included herein.

In September 2006 the FASB issued standards now contained in ASC Section 820, “Fair Value Measurements and Disclosures” which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The standard defines fair value as the price received to sell an asset or paid to transfer a liability in an orderly transaction between market participants (knowledgeable, independent, able, willing parties) at any measurement date. The standard assumes highest and best use defined from the perspective of a market participant. Transactions costs are excluded from fair value. The standard creates a hierarchy of fair value determination where Level 1 is active market quotes for identical assets, Level 2 is active market quotes for similar assets and Level 3 is for fair value determined through unobservable inputs. Fair value must account for risks (those inherent in the valuation process and risks that an obligation may not be fulfilled) and for any restriction on an asset if a market participant would consider these factors in valuation. This Statement does not eliminate the practicability exceptions to fair value measurements in many other accounting pronouncements. Certain provisions of the standard became effective for the Company on January 1, 2008. The impact of adopting this standard did not have a significant impact on the Company’s 2008 financial statements. Certain requirements of the standard related to non-financial assets and liabilities were not required for the Company until January 1, 2009. Adoption of those requirements did not have a material impact on the Company in 2009.

In July 2009 the FASB issued Accounting Standards Update (“ASU”) No. 2009-01, which includes the previously issued SFAS No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (“SFAS 168”) in its entirety, including the accounting standards update instructions contained in Appendix B of the Statement. With the ASU’s issuance the ASC became the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date the codification superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the codification became non-authoritative. Following this ASU, the FASB will not issue new standards in the form of statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, it will issue ASUs. The Board will not consider ASUs as authoritative in their own right. ASUs will serve only to update the codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the codification. This standard does not change existing standards except as to the designation of the GAAP hierarchy.

Subsequent to July 2009 the FASB has issued additional ASU’s. Several were technical corrections to the codification. ASU’s considered to have a potential impact on the Company where the impact is not yet determined are discussed as follows.

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

ASU No. 2010-06, issued in January 2010, represents an amendment to ASC Section 820, “Fair Value Measurements and Disclosures” requiring new disclosures regarding 1) transfers in and out of level 1 and 2 (fair values based on active markets for identical or similar investments, respectively) and 2) purchases, sales, issuances and settlements rollforwards of level 3 (fair value based on unobservable inputs) investments. The ASU also amends required levels of disaggregation of asset classes and expands information required as to inputs and valuation techniques for recurring and non-recurring level 2 and 3 measurements. With the exception of the disclosures in 2 above, the new disclosures will become effective for interim and annual reporting periods beginning after December 15, 2009. Items in 2 above become effective one year later. Although it will expand the Company’s disclosures the change will not have a material effect on the Company.

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

The accompanying consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and settlement of liabilities in the ordinary course of business. Critical accounting estimates that affect the reported amounts of assets and liabilities on a going concern basis include amounts recorded as reserves for doubtful accounts, reserves for obsolete and slow moving inventories, pension and post-retirement liabilities, incurred but not reported medical claims, insurance claims and related receivable amounts, deferred tax liabilities, assets held for sale, environmental liabilities, revenues and expenses on special vessels using the percentage-of-completion method, environmental liabilities, valuation allowances related to deferred tax assets, expected forfeitures of share-based compensation, estimates of future cash flows used in impairment evaluations, liabilities for unbilled barge and boat maintenance, liabilities for unbilled harbor and towing services, estimated sub-lease recoveries and depreciable lives of long-lived assets.

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

Marine manufacturing revenue is recognized based on the completed contract or the percentage-of-completion method depending on the length of the construction period. Beginning in the second quarter of 2007, ocean-going vessels became a material portion of the production volume of the manufacturing segment. These vessels are significantly more expensive and take substantially longer to construct than typical barges for use on the Inland Waterways system. ACL uses the percentage-of-completion method of recognizing revenue and expenses related to the construction of these longer-term production vessels based on labor hour incurred as a percent of estimated total hours for each vessel. These vessels have expected construction periods of more than 90 days in length and include ocean-going barges and towboats.

ACL uses the completed contract method for barges built for Inland Waterways use which typically have construction periods of 90 days or less. Contracts are considered complete when title has passed, the customer has accepted the vessel and there is no substantial continuing involvement by the Company with the vessel. Losses are accrued if manufacturing costs are expected to exceed manufacturing contract revenue.

Harbor services, terminal, repair and other revenue are recognized as services are provided.

Revenue from the Company’s professional service company is recorded primarily on the percentage of completion method wherein the direct costs incurred to date over the estimated total direct costs of a contract times the total revenues under the contract determines revenues to be recorded for any contract.

Inventory

Inventory is carried at the lower of cost or market, based on a weighted average cost method. Our port-services inventory is carried net of reserves for obsolete and slow moving inventories.

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

Changes in the discount rate and differences between actual and expected health care costs will affect the recorded amount of post-retirement benefits expense, impacting our results of operations. A 0.25% change in the discount rate would affect pension expense by $0.1 million and post-retirement medical expense by $0.03 million, respectively. A 0.25% change in the expected return on plan assets would affect pension expense by $0.4 million. The Company is fully insured for post-65 retiree medical so changes in health care cost trends would not affect our post-retirement medical expense in the near term.

We were self-insured and we self-administered the medical benefit plans covering most of our employees for service dates before September 1, 2005. We hired and continue the use of a third-party claims administrator to process claims with service dates on or after September 1, 2005. We remain self-insured up to $0.25 million per individual per policy year. We estimate our liability for claims incurred by applying a lag factor to our historical claims and administrative cost experience. A 10% change in the estimated lag factor would have a $0.2 million effect on operating income. The validity of the lag factor is evaluated periodically and revised if necessary. Although management believes the current estimated liabilities for medical claims are reasonable, changes in the lag in reporting claims, changes in claims experience, unusually large claims and other factors could materially affect the recorded liabilities and expense, impacting our financial condition and results of operations.

Impairment of Long-Lived Assets and Intangibles

Properties and other long-lived assets are reviewed for impairment whenever events or business conditions indicate the carrying amount of such assets may not be fully recoverable. Initial assessments of recoverability are based on estimates of undiscounted future net cash flows associated with an asset or a group of assets. These estimates are subject to uncertainty. Our significant assets were appraised by independent appraisers in connection with our application of fresh-start reporting on December 31, 2004 and again in August 2008, in February 2009 and in June 2009 in connection with debt refinancings. No impairment indicators were present at December 31, 2009 or 2008, in our transportation or manufacturing segments. Given the on-going decline in the cash flows from our Summit entity we did reassess the recoverability of the long-lived assets during the third quarter 2009. Our revised estimated gross cash flows did not exceed the recorded value of the assets as of the end of the third quarter indicating impairment. Given the indication of impairment, we wrote off approximately $4.4 million of long-lived assets and intangibles in the third quarter of 2009 based on the underlying estimated fair values of those assets. Changes to the estimated future cash flows or to the Company’s evaluation of its weighted average cost of capital are critical accounting estimates and could result in material changes to our recorded results.

Impairment of Acquired Goodwill

In connection with our acquisition of the McKinney assets and Elliott Bay Design Group in 2007 and the acquisition of the remaining equity interests in Summit in 2008, the excess of the purchase price over the fair value of the acquired identifiable tangible and intangible assets and liabilities was recorded as goodwill. Goodwill is not amortized, but is subject to, at least annually, an evaluation for impairment. Such an evaluation requires estimates of the fair value of the reporting unit (commonly defined as one level below an operating segment) to which the acquired assets are attached. Due primarily to changes in the Company’s weighted average cost of capital since the acquisition date, rather than to changes in the expected underlying cash flows, which resulted in an excess of the carrying value over the estimated fair value of the operations, we concluded that the acquisition goodwill on Summit was completely impaired, that the acquisition goodwill on EBDG was partially impaired and that the acquisition goodwill on the McKinney purchase was not impaired. An impairment charge of $1.1 million was recorded in 2008, of which $0.2 is now recorded in discontinued operations, related to these evaluations. Changes to the estimated future cash flows or to the Company’s evaluation of its weighted average cost of capital are critical accounting estimates and could result in material changes to our recorded results. Our goodwill evaluation in 2009 did not result in any goodwill impairments.

Assets and Asset Capitalization Policies

Asset capitalization policies have been established by management to conform to generally accepted accounting principles. All expenditures for property, buildings or equipment with economic lives greater than one year are recorded as assets and amortized over the estimated economic useful life of the individual asset. Generally individual expenditures of less than one thousand dollars are not capitalized. An exception is made for program expenditures, such as personal computers, that involve multiple individual expenditures with economic lives greater than one year. The costs of purchasing licenses or developing software are capitalized and amortized over the estimated economic life of the software.

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

Fuel Price Risk

For the year ended December 31, 2009, fuel expenses for fuel purchased directly and used by our boats represented 20% of our transportation revenues. Each one cent per gallon rise in fuel price increases our annual operating expense by approximately $0.6 million. We partially mitigate our direct fuel price risk through contract adjustment clauses in our term contracts. Contract adjustments are deferred either one quarter or one month, depending primarily on the age of the term contract. We have been increasing the frequency of contract adjustments to monthly as contracts renew to further limit our timing exposure. Additionally, fuel costs are only one element of the potential movement in spot market pricing, which generally respond only to long-term changes in fuel pricing. All of our grain movements, which comprised 31% of our total transportation segment revenues in 2009, are priced in the spot market. Despite these measures fuel price risk impacts us for the period of time from the date of the price increase until the date of the contract adjustment (either one month or one quarter), making us most vulnerable in periods of rapidly rising prices. We also believe that fuel is a significant element of the economic model of our vendors on the river, with increases passed through to us in the form of higher costs for external shifting and towing. From time to time we have utilized derivative instruments to manage volatility in addition to our contracted rate adjustment clauses. In 2008 and 2009, we entered into fuel price swaps with commercial banks for a portion of our expected fuel usage. These derivative instruments have been designated and accounted for as cash flow hedges, and to the extent of their effectiveness, changes in fair value of the hedged instrument will be accounted for through Other Comprehensive Income until the fuel hedged is used at which time the gain or loss on the hedge instruments will be recorded as fuel expense. At December 31, 2009, a net asset of approximately $4.8 million has been recorded in the consolidated balance sheet and the gain on the hedge instrument recorded in Other Comprehensive Income. The fuel swap agreements require that we, in some circumstances, post a deposit for a portion of any loss position. At December 31, 2009, we had no deposits outstanding. Our amended credit agreement places certain limits on our ability to provide cash collateral on these agreements. Ultimate gains or losses will not be determinable until the fuel swaps are settled. Realized losses from our hedging program of $10.3 million in 2009 and $0.9 million in 2008 were recorded during the respective periods. We believe that the hedge program can decrease the volatility of our results and protects us against fuel costs greater than our swap price. Further information regarding our hedging program is contained in Note 8 to our consolidated financial statements. We may increase the quantity hedged based upon active monitoring of fuel pricing outlooks by the management team.

Interest Rate and Other Risks

At December 31, 2009, we had $154.5 million of floating rate debt outstanding, which represented the outstanding balance of the revolving credit facility. If interest rates on our floating rate debt increase significantly, our cash flows could be reduced, which could have a material adverse effect on our business, financial condition and results of operations. Each 100 basis point increase in interest rates, at our existing debt level, would increase our cash interest expense by approximately $1.5 million annually. This amount would be mitigated by the cash tax deductibility of the increased interest payments.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended). Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Further, because of changes in conditions, the effectiveness of an internal control system may vary over time.

Under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009, based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded our internal control over financial reporting was effective as of December 31, 2009.

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

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders American Commercial Lines Inc.

We have audited American Commercial Lines Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). American Commercial Lines Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, American Commercial Lines Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of American Commercial Lines Inc. as of December 31, 2009, and December 31, 2008, and the related consolidated statements of operations, stockholder’s equity, and cash flows for each of the three years in the period ended December 31, 2009 and our report dated March 10, 2010 expressed an unqualified opinion thereon.

/s/  ERNST & YOUNG LLP

Louisville, Kentucky
March 10, 2010

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders American Commercial Lines Inc.

We have audited the accompanying consolidated balance sheets of American Commercial Lines Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Commercial Lines Inc. at December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Financial Accounting Standards Board authoritative guidance on Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans in 2008.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of American Commercial Lines Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2010 expressed an unqualified opinion thereon.

/s/  ERNST & YOUNG LLP

Louisville, Kentucky
March 10, 2010

AMERICAN COMMERCIAL LINES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2009	2008	2007
	(In thousands, except shares and per share amounts)

Revenues
Transportation and Services	$630,481	$905,126	$810,443
Manufacturing	215,546	254,794	239,917

Revenues	846,027	1,159,920	1,050,360

Cost of Sales
Transportation and Services	532,224	737,665	645,237
Manufacturing	189,565	242,309	228,190

Cost of Sales	721,789	979,974	873,427

Gross Profit	124,238	179,946	176,933
Selling, General and Administrative Expenses	70,082	77,536	68,727
Goodwill Impairment	—	855	—

Operating Income	54,156	101,555	108,206

Other Expense (Income)
Interest Expense	40,932	26,829	20,578
Debt Retirement Expenses	17,659	2,379	23,938
Other, Net	(1,259)	(2,279)	(2,532)

Other Expenses	57,332	26,929	41,984

(Loss) Income from Continuing Operations
Before Taxes	(3,176)	74,626	66,222
Income Taxes (Benefit)	(1,148)	27,243	21,855

(Loss) Income From Continuing Operations	(2,028)	47,383	44,367
Discontinued Operations, Net of Tax	(10,030)	628	(6)

Net (Loss) Income	$(12,058)	$48,011	$44,361

Basic (Loss) Earnings Per Common Share:
(Loss) Income from continuing operations	$(0.16)	$3.76	$3.15
(Loss) Income from discontinued operations, net of tax	(0.79)	0.05	—

Basic (Loss) Earnings Per Common Share	$(0.95)	$3.81	$3.15

(Loss) Earnings Per Common Share — Assuming Dilution:
(Loss) Income from continuing operations	$(0.16)	$3.73	$3.08
(Loss) Income from discontinued operations, net of tax	(0.79)	0.05	—

(Loss) Earnings Per Common Share — Assuming Dilution:	$(0.95)	$3.78	$3.08

Weighted Average Shares Outstanding
Basic	12,708,492	12,614,799	14,061,342

Diluted	12,708,492	12,708,074	14,419,852

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN COMMERCIAL LINES INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2009	2008
	(In thousands, except shares and and per share amounts)

ASSETS
Current Assets
Cash and Cash Equivalents	$1,198	$1,217
Accounts Receivable, Net	93,295	138,695
Inventory	39,070	69,635
Deferred Tax Asset	3,791	5,173
Assets Held for Sale	3,531	4,577
Prepaid and Other Current Assets	23,879	39,002

Total Current Assets	164,764	258,299
Properties, Net	521,068	554,580
Investment in Equity Investees	4,522	4,039
Other Assets	33,536	22,333

Total Assets	$723,890	$839,251

LIABILITIES
Current Liabilities
Accounts Payable	$34,163	$67,719
Accrued Payroll and Fringe Benefits	18,283	25,179
Deferred Revenue	13,928	13,986
Accrued Claims and Insurance Premiums	16,947	22,819
Accrued Interest	13,098	1,237
Current Portion of Long Term Debt	114	1,420
Customer Deposits	1,309	6,682
Other Liabilities	31,825	43,522

Total Current Liabilities	129,667	182,564
Long Term Debt	345,419	418,550
Pension and Post Retirement Liabilities	31,514	44,140
Deferred Tax Liability	40,133	30,389
Other Long Term Liabilities	6,567	4,899

Total Liabilities	553,300	680,542

STOCKHOLDERS’ EQUITY
Common stock; authorized 50,000,000 shares at $.01 par value;
15,898,596 and 15,813,746 shares issued and outstanding as of December 31, 2009 and 2008, respectively	159	158
Treasury Stock 3,179,274 and 3,150,906 shares at December 31, 2009 and 2008, respectively	(313,328)	(312,886)
Other Capital	299,486	293,493
Retained Earnings	183,862	195,920
Accumulated Other Comprehensive Income (Loss)	411	(17,976)

Total Stockholders’ Equity	170,590	158,709

Total Liabilities and Stockholders’ Equity	$723,890	$839,251

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN COMMERCIAL LINES INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

						Accumulated
						Other
	Common Stock		Treasury	Other	Retained	Comprehensive
	Shares	Amount	Stock	Capital	Earnings	Income (Loss)	Total
		(In thousands, except shares and per share amounts)

Balance at December 31, 2006	61,711,236	$619	$(3,207)	$259,409	$104,065	$(2,233)	$358,653
Amortization of Restricted Stock, Stock Options, Performance Shares and Restricted Stock Units	—	—	—	6,846	—	—	6,846
Excess Tax Benefit	—	—	—	11,016	—	—	11,016
Exercise of Stock Options	521,252	5	—	1,995	—	—	2,000
Issuance of Restricted Stock	144,858	2	—	—	—	—	2
Acquisition of Treasury Stock	(180,043)	—	(6,216)	—	—	—	(6,216)
Repurchase of Treasury Stock	(12,054,643)	—	(300,094)	—	—	—	(300,094)
Comprehensive Income:						—
Net Income	—	—	—	—	44,361	—	44,361
Net Change in Fuel Swaps Designated as Cash Flow Hedging Instruments	—	—	—	—	—	(28)	(28)
Minimum Pension Liability (Net of Tax Expense)	—	—	—	—	—	8,851	8,851

Total Comprehensive Income	—	$—	$—	$—	$44,361	$8,823	$53,184

Balance at December 31, 2007	50,142,660	$626	$(309,517)	$279,266	$148,426	$6,590	$125,391

Amortization of Restricted Stock, Stock Options, Performance Shares and Restricted Stock Units	—	—	—	9,284	—	—	9,284
Excess Tax Benefit	—	—	—	3,455	—	—	3,455
Exercise of Stock Options	483,432	4	—	1,015	—	—	1,019
Issuance of Restricted Stock and Performance Shares	221,888	3	—	(2)	—	—	1
Acquisition of Treasury Stock	(196,620)	—	(3,369)	—	—	—	(3,369)
Comprehensive Income:
Net Income	—	—	—	—	48,011	—	48,011
Pension year end date change (Net of Tax Benefit)	—	—	—	—	(517)	—	(517)
Net Change in Fuel Swaps Designated as Cash Flow Hedging Instruments	—	—	—	—	—	(7,496)	(7,496)
Minimum Pension Liability (Net of Tax Benefit)	—	—	—	—	—	(17,070)	(17,070)

Total Comprehensive Income	—	$—	$—	$—	$47,494	$(24,566)	$22,928

Balance at December 31, 2008	50,651,360	$633	$(312,886)	$293,018	$195,920	$(17,976)	$158,709

Amortization of Stock Options, Performance Shares and Restricted Stock Units	—	—	—	8,164	—	—	8,164
Reverse Stock Split	(37,988,520)	(477)	—	477	—	—	—
Excess Tax Benefit	—	—	—	(2,170)	—	—	(2,170)
Issuance of Restricted Stock and Performance Shares	84,850	3	—	(3)	—	—	—
Acquisition of Treasury Stock	(28,368)	—	(442)	—	—	—	(442)
Comprehensive Income:
Net Loss	—	—	—	—	(12,058)	—	(12,058)
Net Change in Fuel Swaps Designated as Cash Flow Hedging Instruments	—	—	—	—	—	9,774	9,774
Minimum Pension Liability (Net of Tax Expense)	—	—	—	—	—	8,613	8,613

Total Comprehensive Income	—	$—	$—	$—	$(12,058)	$18,387	$6,329

Balance at December 31, 2009	12,719,322	$159	$(313,328)	$299,486	$183,862	$411	$170,590

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN COMMERCIAL LINES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2009	2008	2007
		(In thousands)

OPERATING ACTIVITIES
Net (Loss) Income	$(12,058)	$48,011	$44,361
Adjustments to Reconcile Net (Loss) Income to Net Cash
Provided by Operating Activities:
Depreciation and Amortization	53,838	51,876	49,371
Debt Retirement Costs	17,659	2,379	23,938
Debt Issuance Cost Amortization	7,145	2,625	445
Deferred Taxes	(2,184)	19,337	7,252
Impairment and Loss on Sale of Summit Contracting	11,853	—	—
Gain on Property Dispositions	(20,264)	(641)	(3,390)
Share-Based Compensation	8,164	9,284	6,845
Other Operating Activities	3,885	2,158	997
Changes in Operating Assets and Liabilities:
Accounts Receivable	34,443	(15,970)	(10,728)
Inventory	31,854	4,013	(4,706)
Other Current Assets	18,025	(16,165)	2,094
Accounts Payable	(19,890)	3,001	12,284
Accrued Interest	11,860	(461)	(2,775)
Other Current Liabilities	(15,036)	13,383	(10,222)

Net Cash Provided by Operating Activities	129,294	122,830	115,766

INVESTING ACTIVITIES
Property Additions	(33,226)	(97,892)	(109,315)
McKinney Acquisition	—	—	(15,573)
Proceeds from Sale of Summit	2,750	—	—
Investment in Summit	—	(8,462)	(6,199)
Investment in Elliott Bay	—	—	(4,338)
Proceeds from Property Dispositions	28,384	4,031	7,364
Other Investing Activities	(4,445)	(1,884)	(3,230)

Net Cash Used in Investing Activities	(6,537)	(104,207)	(131,291)

FINANCING ACTIVITIES
Revolving Credit Facility Borrowings	154,518	—	439,000
Revolving Credit Facility Repayments	(418,550)	(20,450)	—
2015 Senior Note Repayments	—	—	(119,500)
2017 Senior Note Borrowings net of Original Issue Discount	190,362	—	—
Tender Premium Paid	—	—	(18,390)
Proceeds from Sale/Leaseback	—	—	15,905
Bank Overdrafts on Operating Accounts	(6,479)	1,806	(5,140)
Debt Costs	(40,547)	(4,888)	(2,638)
Tax (Expense) Benefit of Share Based Compensation	(2,170)	3,455	11,016
Exercise of Stock Options	—	1,019	2,000
Acquisition of Treasury Stock	(442)	(3,369)	(6,216)
Stock Repurchase Program	—	—	(300,094)
Other Financing Activities	532	—	(510)

Net Cash (Used in) Provided by Financing Activities	(122,776)	(22,427)	15,433

Net Decrease in Cash and Cash Equivalents	(19)	(3,804)	(92)
Cash and Cash Equivalents at Beginning of Period	1,217	5,021	5,113

Cash and Cash Equivalents at End of Period	$1,198	$1,217	$5,021

Supplemental Cash Flow Information:
Interest Paid	$21,155	$24,162	$40,951
Taxes (refunded) paid — net	(1,689)	3,933	5,276

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

The operations of the Company include barge transportation together with related port services along the Inland Waterways and marine equipment manufacturing. Barge transportation accounts for the majority of the Company’s revenues and includes the movement of bulk products, grain, coal, steel and liquids in the United States. The Company has long term contracts with many of its customers. Manufacturing of marine equipment is provided to customers in marine transportation and other related industries in the United States. The Company also has an operation engaged in naval architecture and engineering. This operation is significantly smaller than either the transportation or manufacturing segments. During 2009 the Company sold its interests in Summit Contracting Inc. (“Summit”) which had been a consolidated subsidiary since April 1, 2008. The results of operations of Summit have been reclassified into discontinued operations for all periods presented.

The assets of ACL consist principally of its ownership of all of the stock of Commercial Barge Line Company, a Delaware corporation (“CBL”). The assets of CBL consist primarily of its ownership of all of the equity interests in American Commercial Lines LLC, ACL Transportation Services LLC, and Jeffboat LLC, Delaware limited liability companies, and their subsidiaries. Additionally, CBL owns ACL Professional Services, Inc., a Delaware corporation. CBL is responsible for corporate income taxes. ACL and CBL do not conduct any operations independent of their ownership interests in the consolidated subsidiaries.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements reflect the results of operations, cash flows and financial position of ACL and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Investments in companies that are not majority-owned are accounted for under the equity method or at cost, depending on the extent of control during the period presented.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Some of the significant estimates underlying these financial statements include amounts recorded as reserves for doubtful accounts, reserves for obsolete and slow moving inventories, pension and post-retirement liabilities, incurred but not reported medical and prescription drug claims, insurance claims and related insurance receivables, deferred tax liabilities, assets held for sale, revenues and expenses on special vessels using the percentage-of-completion method, environmental liabilities, valuation allowances related to deferred tax assets, expected forfeitures of share-based compensation, liabilities for unbilled barge and boat maintenance, liabilities for unbilled harbor and towing services, estimated future cash flows of its reporting entities, recoverability of acquisition goodwill and depreciable lives of long-lived assets.

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include short term investments with a maturity of less than three months when purchased. ACL has, from time to time, cash in banks in excess of federally insured limits.

ACCOUNTS RECEIVABLE

Accounts receivable consist of the following.

	December 31,	December 31,
	2009	2008

Accounts Receivable	$98,477	$139,845
Allowance for Doubtful Accounts	(5,182)	(1,150)

	$93,295	$138,695

ACL maintains an allowance for doubtful accounts based upon the expected collectability of accounts receivable. Trade receivables less allowances reflect the net realizable value of the receivables, and approximate fair value. The Company generally does not require collateral or other security to support trade receivables subject to credit risk. To reduce credit risk, the Company performs credit investigations prior to establishing customer credit limits and reviews customer credit profiles on an ongoing basis. An allowance against the trade receivables is established based either on the Company’s specific knowledge of a customer’s financial condition or a percentage of past due accounts. Accounts are charged to the allowance when management determines that the accounts are unlikely to be collected. Recoveries of trade receivables previously reserved in the allowance are added back to the allowance when recovered. The increase in the reserve during 2009 is primarily attributable to the bankruptcy of a liquids customer and to disputed contract amounts in the manufacturing segment’s receivables.

INVENTORY

Inventory is carried at the lower of cost (based on a weighted average cost method) or market and consists of the following:

	December 31,	December 31,
	2009	2008

Raw Materials	$5,142	$20,648
Work in Process	12,230	21,359
Parts and Supplies(1)	21,698	27,628

	$39,070	$69,635

(1)	Net of reserves for obsolete and slow moving inventories of $656 and $373 at December 31, 2009 and 2008, respectively.

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets include estimated claims receivable from insurance carriers of $9,505 at December 31, 2009, and $20,135 at December 31, 2008, and fuel hedge receivables of $4,779 and $6,400 at December 31, 2009 and 2008, respectively. The remainder of current assets primarily relate to prepaid rent, insurance and other contracts.

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

IMPAIRMENT OF LONG-LIVED AND INTANGIBLE ASSETS

Properties and other long-lived assets are reviewed for impairment whenever events or business conditions indicate the carrying amount of such assets may not be fully recoverable. Initial assessments of recoverability are based on estimates of undiscounted future net cash flows associated with an asset or a group of assets. Where impairment is indicated, the assets are evaluated and their carrying amount is reduced to fair value of the underlying assets limited by the discounted net cash flows or other estimates of fair value of the group.

Losses (and reversals of prior losses) on assets held for sale of $3,214, $430 and ($583) were recorded in 2009, 2008 and 2007, respectively. These amounts are included in cost of sales — transportation and services in the consolidated statement of operations. See Note 17.

The recoverability of indefinite-lived intangible assets (e.g. goodwill) is evaluated annually, or more frequently if impairment indicators exist, on a reporting unit basis by comparing the estimated fair value to its carrying value.

Goodwill and intangible asset impairment losses of $4,400 and $1,124 were recorded in 2009 and 2008, respectively. There were no comparable charges in 2007. $855 of the 2008 amount of impairment expenses is reported as an operating expense in the consolidated statement of operations. The amount was incurred primarily due to increases in the Company’s cost of capital during 2008, which lowered the discounted cash flow calculated in the Company’s valuation model, resulting in an excess of carrying values over the estimated fair value of the entity. Underlying expected cash flows did not change significantly from the acquisition date expectations during 2008.

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The entire 2009 charge of $4,400 and the $269 balance of the 2008 charge are included in Discontinued Operations, net of tax in the consolidated statement of operations as they relate to Summit which was sold in 2009. See Note 16.

A loss of $3,655 was also recorded in 2009 for the closure of the Houston office which is reported as selling, general and administrative costs in the consolidated statement of operations. Approximately one-half of the loss represents impairment of the long-lived assets in that office and the remainder of the expected net lease exposure.

PROPERTIES, DEPRECIATION AND AMORTIZATION

Property additions are stated at cost less accumulated depreciation. Provisions for depreciation of properties are based on the estimated useful service lives computed on the straight-line method. Buildings and improvements are depreciated from 15 to 45 years. Improvements to leased property are amortized over the shorter of their economic life or the respective lease term. Equipment is depreciated from 5 to 42 years.

Properties consist of the following:

	December 31,	December 31,
	2009	2008

Land	$10,855	$10,402
Buildings and Improvements	51,315	48,803
Equipment	672,314	667,641

	734,484	726,846
Less Accumulated Depreciation	213,416	172,266

	$521,068	$554,580

Depreciation expense was $50,723, $48,757 and $47,807 for the fiscal years 2009, 2008 and 2007, respectively.

INTANGIBLE ASSETS

Intangible assets are included in other assets in the consolidated balance sheets and consist of the following.

	December 31,				December 31,
	2008	Amortization	Impairments	Sale	2009

Goodwill — McKinney	$2,100	$—	$—	$—	$2,100
Covenant Not to Compete — Elliott Bay	321	184	—	—	137
Goodwill — Elliott Bay	3,898	—	—	—	3,898
Permits/Licenses — Summit	42	42	—	—	—
Customer Backlog — Summit	70	70	—	—	—
Covenant Not to Compete — Summit	2,150	464	1,108	578	—
Customer Relations — Summit	1,386	74	1,312	—	—
Tradenames — Summit	1,980	—	1,980	—	—

	$11,947	$834	$4,400	$578	$6,135

Future intangible amortization expense is estimated to be $137 in 2010.

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ACL also has capitalized software of $8,970 at December 31, 2009, and $8,470 at December 31, 2008, which is included in Other Assets. Software amortization expense was $2,281, $2,144, and $1,564 for the fiscal years 2009, 2008 and 2007, respectively.

INVESTMENTS IN EQUITY INVESTEES

The Investment in Equity Investees balance at December 31, 2009, consists of small individual equity investments in four domestic ventures: BargeLink LLC, Bolivar Terminal LLC, TTBarge Services Mile 237 LLC and SSIC Remediation LLC. The Company holds 50% or less of the equity interest in each investee and does not exercise control over any entity. Earnings related to ACL’s equity method investees in aggregate were $982, $1,064, and $1,234, for fiscal years 2009, 2008 and 2007, respectively. These earnings are included in other income in the consolidated statements of operations.

DEBT COST AMORTIZATION

ACL amortizes debt issuance costs and fees over the term of the debt. Amortization of debt issuance costs was $24,265, $5,005, and $5,992 for the fiscal years 2009, 2008 and 2007, respectively, and is included in interest expense (scheduled amortization) and debt retirement expenses (write-offs) in the consolidated statement of operations. Amortization of debt issuance cost for 2009, 2008 and 2007 includes $17,659, $2,379, and $5,548, respectively, from the early retirement of debt (see Note 3). The unamortized balance of $17,517 of debt issuance costs is recorded in other assets in the consolidated balance sheet at December 31, 2009.

DEBT DISCOUNT

On July 7, 2009, ACL issued $200,000 of senior notes which are recorded at fair value. The difference between the stated principal amount of the notes and the fair value at inception (discount) is being amortized using the interest method over the life of the notes. The amortization of the discount was $539 in fiscal year 2009 and is included in interest expense in the consolidated statements of operations. The unamortized original issue discount of $9,099 is recorded as an offset to the related debt instrument in the consolidated balance sheet at December 31, 2009.

DERIVATIVE INSTRUMENTS

Derivative instruments are recorded on the consolidated balance sheet at fair value. Derivatives not designated as hedges are adjusted through income. If a derivative is designated as a hedge, depending on the nature of the hedge, changes in its fair value that are considered to be effective, as defined, either offset the change in fair value of the hedged assets, liabilities, or firm commitments through income, or are recorded in Other Comprehensive Income until the hedged item is recorded in income. Any portion of a change in a derivative’s fair value that is considered to be ineffective, or is excluded from the measurement of effectiveness, is recorded immediately in income. The fair value of financial instruments is generally determined based on quoted market prices.

REVENUE RECOGNITION

The primary source of the Company’s revenue, freight transportation by barge, is recognized based on voyage percentage-of-completion. The proportion of freight transportation revenue to be recognized is determined by applying a percentage to the contractual charges for such services. The percentage is determined by dividing the number of miles from the loading point to the position of the barge as of the end of the accounting period by the total miles from the loading point to the barge destination as specified in the customer’s freight contract. The position of the barge at accounting period end is determined by locating the position of the boat with the barge in tow through use of a global positioning system. The recognition of

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

revenue based upon the percentage of voyage completion results in a better matching of revenue and expenses. The deferred revenue balance in current liabilities represents the uncompleted portion of in-process contracts.

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

The recognition of revenue due to shortfalls on take or pay contracts occurs at the end of each declaration period. A declaration period is defined as the time period in which the contract volume obligation was to be met. If the volume was not met during that time period, then the amount of billable revenue resulting from the failure to perform will be calculated and recognized as it is billed.

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

Marine manufacturing revenue is recognized based on the completed contract or the percentage-of-completion method depending on the length of the construction period. Ocean going vessels are significantly more expensive and take substantially longer to construct than typical barges for use on the Inland Waterways. ACL uses the percentage-of-completion method of recognizing revenue and expenses related to the construction of these longer-term production vessels based on labor hours incurred as a percent of estimated total hours for each vessel.

ACL uses the completed contract method for barges built for Inland Waterways use which typically have construction periods of 90 days or less. Contracts are considered complete when title has passed, the customer has accepted the vessel and there is no substantial continuing involvement by the Company with the vessel. Losses are accrued if manufacturing costs are expected to exceed manufacturing contract revenue.

Harbor services, terminal, repair and other revenue are recognized as services are provided.

Revenue from the Company’s professional service company is recorded primarily on the percentage of completion method wherein the direct costs incurred to date over the estimated total direct costs of a contract times the total revenues under the contract determines revenues to be recorded for any contract.

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

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On December 31, 2009, due to a change in the Company’s vacation policy regarding accrued benefits payable at any point in time the Company recorded a non-comparable reversal of $1,209 in accrued vacation liability through selling, general and administrative expenses and $419 through cost of goods sold.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no impact on previously reported net income.

RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued guidance now contained in Accounting Standards Codification (“ASC”) Section 715, “Compensation — Retirement Benefits”. The standard requires plan sponsors of defined benefit pension and other postretirement benefit plans (collectively, “postretirement benefit plans”) to recognize the funded status of their postretirement benefit plans in the consolidated balance sheet, measure the fair value of plan assets and benefit obligations as of the date of the fiscal year-end consolidated balance sheet, and provide additional disclosures. Most of the provisions of the revised standard were previously adopted in 2006 with the impacts as disclosed in previous filings. The standard also required, beginning in 2008, a change in the measurement date of its postretirement benefit plans to December 31 versus the September 30 measurement date used previously. This provision was adopted as of January 1, 2008, and resulted in a charge of $828 ($518 after-tax). This amount was recorded as an adjustment to retained earnings in January 2008.

In September 2006 the FASB issued standards now contained in ASC Section 820, “Fair Value Measurements and Disclosures” which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The standard defines fair value as the price received to sell an asset or paid to transfer a liability in an orderly transaction between market participants (knowledgeable, independent, able, willing parties) at any measurement date. The standard assumes highest and best use defined from the perspective of a market participant. Transactions costs are excluded from fair value. The standard creates a hierarchy of fair value determination where Level 1 is active market quotes for identical assets, Level 2 is active market quotes for similar assets and Level 3 is for fair value determined through unobservable inputs. Fair value must account for risk (those inherent in the valuation process, risk that an obligation may not be fulfilled) and for any

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

restriction on an asset if a market participant would consider them in valuation. This Statement does not eliminate the practicability exceptions to fair value measurements in many other accounting pronouncements. Certain provisions of the standard became effective for the Company on January 1, 2008. The impact of adopting this standard did not have a significant impact on the Company’s 2008 financial statements. Certain requirements of the standard related to non-financial assets and liabilities were not required for the Company until January 1, 2009. Adoption of those requirements did not have a material impact on the Company in 2009.

In December 2007 the FASB issued guidance now contained in ASC Section 805, “Business Combinations.” This revision to accounting standards applies to all transactions or other events in which an entity obtains control of one or more businesses. It does not apply to formation of a joint venture, acquisition of an asset or a group of assets that does not constitute a business, or a combination between entities or businesses under common control. This guidance was effective for the Company beginning January 1, 2009. The standard retains the fundamental requirements contained in previously existing standards that the acquisition method of accounting (which was previously called the purchase method) be used for all business combinations. The revised standard also retains the previous guidance for identifying and recognizing intangible assets separately from goodwill. The revised standard requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement, replacing previous guidance’s cost-allocation process. The revised standard requires acquisition-related costs and restructuring costs that the acquirer expected but was not obligated to incur to be recognized separately from the acquisition. It also requires entities to measure the non-controlling interest in the acquiree at fair value and will result in recognizing the goodwill attributable to the non-controlling interest in addition to that attributable to the acquirer. This Statement requires an acquirer to recognize assets acquired and liabilities assumed arising from contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. The Company has not made any acquisitions subject to the new standard but will apply the provisions of the standard to future acquisitions, as required.

In December 2007 the FASB issued guidance now contained in ASC Section 810, “Consolidation.” The revised guidance requires that the ownership interests in subsidiaries held by third parties be presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. The amount of consolidated net income attributable to the parent and to the non-controlling interest must be clearly identified and presented on the face of the consolidated statement of income. Changes in a parent’s ownership interest while the parent retains its controlling financial interest must be accounted for as equity transactions. The revised guidance requires that entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. The revised guidance was effective January 1, 2009, for the Company. The Company has no significant subsidiaries with non-controlling interests held by third parties. Therefore, the adoption of this standard did not have a significant impact on our financial statements.

In December 2007 the FASB issued guidance now contained in ASC Section 815, “Derivatives and Hedging” which requires expanded disclosure surrounding derivative instruments and hedging activities. This guidance encourages, but does not require, comparative disclosures for earlier periods at initial adoption. This guidance was effective January 1, 2009, for the Company. We have adopted the guidance and the revised disclosure requirements are included herein.

In July 2009 the FASB issued Accounting Standards Update (“ASU”) No. 2009-01, which includes the previously issued SFAS No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (“SFAS 168”) in its entirety, including the accounting standards update instructions contained in Appendix B of the Statement. With the ASU’s issuance the ASC became the source of authoritative U.S. generally accepted accounting

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date the codification superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the codification became non-authoritative. Following this ASU, the FASB will not issue new standards in the form of statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, it will issue ASUs. The Board will not consider ASUs as authoritative in their own right. ASUs will serve only to update the codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the codification. This standard does not change existing standards except as to the designation of the GAAP hierarchy.

Subsequent to July 2009 the FASB has issued additional ASU’s. Several were technical corrections to the codification. ASU’s considered to have a potential impact on the Company where the impact is not yet determined are discussed as follows.

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

ASU No. 2010-06, issued in January 2010, represents an amendment to ASC Section 820, “Fair Value Measurements and Disclosures” requiring new disclosures regarding 1) transfers in and out of level 1 and 2 (fair values based on active markets for identical or similar investments, respectively) and 2) purchases, sales, issuances and settlements rollforwards of level 3 (fair value based on unobservable inputs) investments. The ASU also amends required levels of disaggregation of asset classes, expands information required as to inputs and valuation techniques for recurring and non-recurring level 2 and 3 measurements. With the exception of the disclosures in 2 above, the new disclosures will become effective for interim and annual reporting periods beginning after December 15, 2009. Items in 2 above become effective one year later. The ASU also contained conforming amendments, which we have adopted, to the guidance on employer’s disclosures about postretirement benefit plan assets changing the terminology from “categories” to “classes” of assets for disclosure. Although it will expand the Company’s disclosures the change will not have a material effect on the Company.

NOTE 2.	EARNINGS PER SHARE

Per share data is based upon the average number of shares of common stock of ACL par value $.01 per share (“Common Stock”), outstanding during the relevant period. Basic earnings per share are calculated using only the weighted average number of issued and outstanding shares of Common Stock. Diluted earnings per share, as calculated under the treasury stock method, include the average number of shares of additional Common Stock issuable for stock options, whether or not currently exercisable and for unvested restricted stock grants. Anti-dilutive options of approximately 141,000 in 2009, 157,000 in 2008 and 44,000 in 2007 were excluded from the calculation of diluted earnings per share.

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Basic and diluted earnings per common share are calculated as follows :

	2009	2008	2007

Net (loss) income	$(12,058)	$48,011	$44,361
Weighted average common shares outstanding (used to calculate basic EPS)	12,708	12,615	14,061
Dilutive effect of share-based compensation	—	93	359

Shares used to calculate fully diluted EPS	12,708	12,708	14,420
(Loss) Income from continuing operations	$(0.16)	$3.76	$3.15
(Loss) Income from discontinued operations, net of tax	(0.79)	0.05	—

Basic (Loss) Earnings Per Common Share	$(0.95)	$3.81	$3.15

(Loss) Income from continuing operations	$(0.16)	$3.73	$3.08
(Loss) Income from discontinued operations, net of tax	(0.79)	0.05	—

(Loss) Earnings Per Common Share — Assuming Dilution:	$(0.95)	$3.78	$3.08

NOTE 3.	DEBT

	December 31,	December 31,
	2009	2008

Revolving Credit Facility	$154,518	$418,550
2017 Senior Notes	200,000	—
Less Original Issue Discount	(9,099)	—
Elliott Bay Note	114	750
Summit Contracting Note	—	670

Total Debt	345,533	419,970
Less Current Portion of Long Term Debt	114	1,420

Long Term Debt	$345,419	$418,550

On January 30, 2007, holders of $119,500 or 100% of the then outstanding principal amount of the Company’s 9.5% Senior Notes validly tendered their Notes and delivered consents to the proposed amendments. Holders of the Notes received, on January 31, 2007, total consideration equal to $1,153.89 per $1,000.00 principal amount of the Notes validly tendered, or 115.389% of their par value, plus accrued and unpaid interest up to, but not including, the consent date, resulting in $18,390 of Debt Retirement Expenses. Unamortized debt issuance costs of $3,359 related to the Senior Notes were written off as of the date of the tender. The excess tender premium and the write-off of the debt issuance costs are recorded in Debt Retirement Expenses on the consolidated statements of operations. Unamortized debt issuance costs related to a previous asset-based revolver of $2,189 were written off in the second quarter 2007 when it was terminated and were recorded in Debt Retirement Expenses in the consolidated statements of operations.

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

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

leverage ratio as defined in the amended credit agreement. The amendment increased the defined interest rate margins under the credit facility by 100 basis points. The Company paid an amendment fee and incurred other costs related to the amendment. The Company wrote off $2,379 of the prior debt issuance costs related to the credit facility due to its amendment in June 2008.

On February 20, 2009, the Company signed an amendment (“Amendment No. 6”) to the then-existing credit facility extending the maturity to March 31, 2011. The extended facility initially provided a total of $475,000 in credit availability. The facility was set to reduce credit availability to $450,000 on December 31, 2009, and to $400,000 on December 31, 2010. Available liquidity under the Amendment No. 6 at June 30, 2009, was approximately $66,000. Fees for Amendment No. 6 totaled approximately $21,200. These fees were initially capitalized and were included in Other Assets at the date of the transaction in the consolidated balance sheet and were being amortized over the life of the amended facility. Amendment No. 6 contained more stringent covenants as to fixed charge coverage and consolidated leverage ratio and placed limitations on annual capital expenditures. The facility initially bore interest at a LIBOR floor of 3% plus a 550 basis point spread. Per the agreement the spread rate was set to increase by 50 basis points every six months during the term of the agreement.

On July 7, 2009, CBL, a direct wholly owned subsidiary of ACL, issued $200,000 aggregate principal amount of senior secured second lien 12.5% notes due July 15, 2017 (the “Notes”). The issue price was 95.181% of the principal amount of the Notes ($9,638 discount at issuance date), resulting in an effective interest rate of approximately 13.1%. The Notes are guaranteed by ACL and by certain of CBL’s existing and future domestic subsidiaries. Simultaneously with CBL’s issuance of the notes, ACL closed a new four year $390,000 senior secured first lien asset-based revolving credit facility (the “Credit Facility”) also guaranteed by CBL, ACL and certain other direct wholly owned subsidiaries of CBL. Proceeds from the Notes, together with borrowings under the Credit Facility, were used to repay ACL’s existing credit facility, to pay certain related transaction costs and expenses and for general corporate purposes.

The current Notes and Credit Facility have no maintenance covenants unless borrowing availability is generally less than $68,000. This is $166,000 less than the availability at December 31, 2009. Should the springing covenants be triggered, they are less restrictive in the Notes and Credit Facility than under the prior agreement, as the leverage calculation includes only first lien senior debt, excluding debt under the Notes, while the former facility leverage ratio included total debt. The new Notes and Credit Facility also provide enhanced flexibility to execute sale leasebacks, sell assets, and issue additional debt to raise additional funds. In addition the Notes and Credit Facility place no restrictions on capital spending, but do prohibit the payment of dividends.

The Notes were offered in accordance with Rule 144A under the Securities Act of 1933, as amended, to purchasers in the United States and in accordance with Regulation S under the Securities Act to purchasers outside of the United States. The Notes were subsequently registered under the Securities Act. In October 2009 CBL completed the filing of a Registration Statement on Form S-4 to meet the registration rights requirements it assumed under the Rule 144A private placement of Notes completed on July 7, 2009. In December 2009 an amended registration statement became effective and the contemplated exchange offer was completed on January 22, 2010.

In the third quarter of 2009, the Company wrote-off $17,659 representing the unamortized balance of debt issuance costs related to the prior revolving credit facility.

During all periods presented the Company has been in compliance with the respective covenants contained in its credit agreements.

The Elliott Bay note bears interest at 5.5% per annum and the remaining amount at September 30, 2009, is payable on final resolution of potential holdbacks expected to be resolved in less than one year. A payment

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of $450 was made on this note during the quarter ended March 31, 2009. The note was part of the consideration given in the purchase of the entities.

The principal payments of long-term debt outstanding as of December 31, 2009, over the next five years and thereafter are as follows.

2010	$114
2011	—
2012	—
2013	154,518
2014	—
Thereafter	200,000

354,632
Unamortized debt discount	(9,099)

$345,533

NOTE 4.	INCOME TAXES

ACL’s operating entities are primarily single member limited liability companies that are owned by a corporate parent, and are subject to U.S. federal and state income taxes on a combined basis.

The components of income tax expense, exclusive of income tax expense associated with discontinued operations, follow.

	2009	2008	2007

Income taxes currently payable
Federal	$(4,269)	$9,842	$13,680
State	181	934	1,332

	(4,088)	10,776	15,012

Deferred income tax expense (benefit)
Federal	2,478	14,804	6,055
State	462	1,663	788

	2,940	16,467	6,843

Total income taxes	$(1,148)	$27,243	$21,855

Income tax attributable to other comprehensive income (loss):	$11,928	$(15,205)	$5,304

Income tax computed at federal statutory rates reconciled to income tax expense exclusive of income tax expense associated with discontinued operations as follows.

	2009	2008	2007

Tax at federal statutory rate	$(1,112)	$26,119	$23,178
State income taxes, net	11	1,688	1,378
Other:
Prior year taxes	286	(673)	(2,791)
Other miscellaneous items	(333)	109	90

Total income tax expense	$(1,148)	$27,243	$21,855

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of deferred income taxes included on the balance sheet are as follows.

	December 31,	December 31,
	2009	2008

DEFERRED TAX ASSETS:
Reserve for bad debts	$1,942	$534
Inventory adjustments	(153)	2,096
Employee benefits and compensation	772	1,923
Loss on Houston Office Closure	1,370	—
Other accruals	(283)	335
Warranty accruals	143	285

CURRENT DEFERRED TAX ASSET	$3,791	$5,173

Net operating loss carryback	$20,439	$—
Accrued claims	2,789	1,006
Accrued pension — ACL plan long-term	9,804	13,655
Deferred non-qualified 401(k) plan	2,444	1,789
Accrued post-retirement medical	2,004	2,884
Stock compensation	4,327	3,609
Temporary differences due to income recognition timing	81	15
Sale of Summit	260	—
AMT credit	2,472	855

TOTAL DEFERRED TAX ASSETS	$48,411	$28,986

DEFERRED TAX LIABILITIES
Domestic property	$(80,587)	$(56,419)
Equity investments in domestic partnerships and limited liability companies	(267)	(396)
Long term leases	(887)	(877)
Prepaid insurance	(294)	(948)
Software	(1,026)	(995)
Gain on Fuel Futures	(1,791)	4,976
Goodwill	99	457

TOTAL DEFERRED TAX LIABILITIES	$(84,753)	$(54,202)

NET DEFERRED TAX LIABILITY	$(36,342)	$(25,216)

NOTE 5.	EMPLOYEE BENEFIT PLANS

ACL sponsors or participates in defined benefit plans covering most salaried and hourly employees. Effective February 1, 2007, for non-represented salaried and hourly employees, and February 19, 2007, for represented employees, the defined benefit plan was closed to new employees. The plans provide for eligible employees to receive benefits based on years of service and either compensation rates or at a predetermined multiplier factor. Contributions to the plans are sufficient to meet the minimum funding standards set forth in the Employee Retirement Income Security Act of 1974 (“ERISA”), as amended. Plan assets consist primarily of common stocks, corporate bonds, and cash and cash equivalents.

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In addition to the defined benefit pension and related plans, ACL has a defined benefit post-retirement healthcare plan covering certain full-time employees. The plan provides medical benefits and is contributory. Retiree contributions are adjusted annually. The plan also contains other cost-sharing features such as deductibles and coinsurance. The accounting for the healthcare plan anticipates future cost-sharing changes to the written plan that are consistent with ACL’s expressed intent to increase the retiree contribution rate annually. In 2003 ACL modified the post-retirement healthcare plan by discontinuing coverage to new hires and current employees who had not reached age 50 by July 1, 2003, and by terminating the prescription drug benefit for all retirees as of January 1, 2004.

ACL also sponsors a contributory defined contribution plan (“401k”) covering eligible employee groups. Contributions to such plans are based upon a percentage of employee contributions and were $3,924, $4,046 and $3,641 in 2009, 2008 and 2007, respectively, representing a match of up to 4% of the employees’ earnings.

Certain employees are covered by a union-sponsored, collectively-bargained, multi-employer defined benefit pension plan. Contributions to the plan, which are based upon a union contract, were approximately $291, $251 and $150, in 2009, 2008 and 2007, respectively. In addition there was an accrual of $2,130 in 2007 to buy out the remaining obligations of a union pension program which was reversed in 2008 as a result of a 2008 settlement with the represented employees.

See “Recently Issued Accounting Standards” in Note 1 for a discussion of a provision contained in ASC Section 715, “Compensation — Retirement Benefits,” which was adopted in 2008.

A summary of the pension and post-retirement plan components follows.

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Pension Plan
	December 31, 2009	December 31, 2008

Accumulated Benefit Obligation, End of Year	$166,548	$163,325

CHANGE IN PROJECTED BENEFIT OBLIGATION:
Projected benefit obligation, beginning of period	$167,440	$159,485
Service cost	5,366	5,320
Interest cost	9,945	9,520
Actuarial (gain) loss	(3,428)	(553)
Benefits paid	(8,321)	(6,332)

Projected benefit obligation, end of period	$171,002	$167,440

CHANGE IN PLAN ASSETS:
Fair value of plan assets, beginning of period	$130,997	$154,233
Actual return on plan assets	20,651	(16,904)
Company contributions	1,510	—
Benefits paid	(8,321)	(6,332)

Fair value of plan assets, end of period	$144,837	$130,997

Funded status	$(26,165)	$(36,443)

AMOUNTS RECOGNIZED IN THE CONSOLIDATED BALANCE SHEETS:
Noncurrent liabilities	$(26,165)	$(36,443)

Net amounts recognized	$(26,165)	$(36,443)

AMOUNTS RECOGNIZED IN CONSOLIDATED OTHER COMPREHENSIVE INCOME:
Net actuarial loss	$7,179	$18,877
Prior service cost	416	472

Total	$7,595	$19,349

Measurement date	December 31, 2009	December 31, 2008

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Post-Retirement Plan
	December 31, 2009	December 31, 2008

CHANGE IN BENEFIT OBLIGATION:
Benefit obligation, beginning of period	$8,477	$9,404
Service cost	22	45
Interest cost	414	501
Plan participants’ contributions	397	378
Actuarial gain	(2,756)	(811)
Benefits paid	(623)	(1,040)

Benefit obligation, end of period	$5,931	$8,477

CHANGE IN PLAN ASSETS:
Fair value of plan assets, beginning of period	$—	$—
Employer contributions	226	662
Plan participants’ contributions	397	378
Benefits paid	(623)	(1,040)

Fair value of plan assets, end of period	$—	$—

Funded status	$(5,931)	$(8,477)

AMOUNTS RECOGNIZED IN THE CONSOLIDATED BALANCE SHEETS:
Current liabilities	$(582)	$(779)
Noncurrent liabilities	(5,349)	(7,698)

Net amounts recognized	$(5,931)	$(8,477)

AMOUNTS RECOGNIZED IN CONSOLIDATED OTHER COMPREHENSIVE INCOME:
Net actuarial gain	$(4,654)	$(2,524)

Measurement date	December 31, 2009	December 31, 2008

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2009	2008	2007

Pension:
Service cost	$5,366	$5,320	$4,967
Interest cost	9,945	9,520	9,004
Expected return on plan assets	(12,381)	(12,187)	(11,601)
Amortization of prior service cost	56	57	—

Net periodic benefit cost	$2,986	$2,710	$2,370

Additional accrual of expense for measurement date change		$726
Net (gain) loss	$(11,698)	$28,537	$(13,670)
Prior service cost	—	—	543
Recognized prior service cost	(56)	(56)	—

Total recognized in other comprehensive income (before tax effects)	$(11,754)	$28,481	$(13,127)

Total recognized in net benefit cost and other comprehensive income (before tax effects)	$(8,768)	$31,917	$(10,757)

Post-retirement:
Service cost	$22	$45	$195
Interest cost	414	501	569
Amortization of net actuarial gain	(735)	(421)	(21)
Adjustment for prior benefit payment overstatement	109	—	—

Net periodic benefit cost	$(190)	$125	$743

Additional accrual of expense for measurement date change		$102
Net (gain) loss	$(2,756)	$(811)	$(1,049)
Recognized prior service cost	735	421	21

Total recognized in other comprehensive income
(before tax effects)	$(2,021)	$(390)	$(1,028)

Total recognized in net benefit cost and other comprehensive income (before tax effects)	$(2,211)	$(163)	$(285)

Amounts expected to be recognized in net periodic cost for the pension plan in 2010 for prior service costs are $56. Actuarial gains expected to be recognized in periodic cost for the post-retirement plan in 2010 total $1,041.

Weighted-average assumptions

	2009	2008

Pension:
Discount rate — benefit cost	6.100%	6.000%
Discount rate — benefit obligation	6.175%	6.100%
Expected return on plan assets	8.250%	8.250%
Rate of compensation increase	2% for 2010 4% thereafter	2% for 2009 4% thereafter

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the fair value of plan assets by asset category. All fair values are based on quoted prices in active markets for identical assets (Level 1).

	Fair Value at	Fair Value at
	December 31,	December 31,
	2009	2008

Equity securities — large cap fund	$36,063	$41,744
Equity securities — small/mid cap fund	11,412	6,796
Equity securities — world fund	18,039	17,489
Debt securities — high yield bond fund	9,280	5,972
Debt securities — long duration bond fund	51,103	—
Debt securities — extended duration bond fund	—	40,893
Debt securities — core fixed income fund	—	10,589
Debt securities — emerging markets debt fund	8,717	7,100
Cash	10,223	414

Total	$144,837	$130,997

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

	2009	2008

Post-retirement:
Discount rate — benefit cost	6.100%	6.000%
Discount rate — benefit obligation	6.175%	6.100%

The net post-retirement benefit obligation was determined using the assumption that the health care cost trend rate for retirees was 10.0% for the current year, decreasing gradually to a 5.0% trend rate by 2016 and remaining at that level thereafter. A 1% decrease in the assumed health care cost trend rate would have had no significant impact on the accumulated post-retirement benefit obligation as of December 31, 2009, and no impact on the aggregate of the service and interest cost components of net periodic post-retirement benefit expense for 2009.

Investment Policies and Strategies

ACL employs a total return investment approach whereby a mix of equities and fixed income investments are used to maximize the long term return of plan assets for a prudent level of risk. The intent of this strategy is to minimize plan expenses by outperforming plan liabilities over the long run. Risk tolerance is established through careful consideration of plan liabilities, plan funded status, and corporate financial condition. The investment portfolio contains a diversified blend of equity and fixed income investments. Furthermore, equity investments are diversified across U.S. and non-U.S. stocks as well as growth, value and small, mid and large capitalizations. During normal market environments target allocations are maintained through monthly rebalancing procedures but may be altered due to existing market conditions or opportunities. Derivatives may be used to gain market exposure in an efficient and timely manner. To the extent that the non-derivative component of a portfolio is exposed to clearly defined risks, and derivative contracts exist which can be used to reduce those risks, the investment managers are permitted to use such derivatives for hedging purposes. For example,

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

derivatives can be used to extend the duration of the portfolio via interest rate swaps. Investment risk is measured and monitored on an ongoing basis through daily, monthly and annual asset/liability analysis, periodic asset/liability studies and timely investment portfolio reviews.

Contributions and Payments

The post-retirement medical benefit plan is unfunded. ACL expects to pay $599 in medical benefits under the plan in 2010, net of retiree contributions. The pension plan is funded and held in trust. ACL does not expect to contribute to the pension plan in 2010. The expected payments to plan participants are as follows.

		Post-Retirement
	Pension Plan	Medical Plan

2010	$6,604	$599
2011	7,347	654
2012	8,173	652
2013	8,946	652
2014	9,839	638
Next 5 years	59,533	2,487

NOTE 6.	LEASE OBLIGATIONS

ACL leases operating equipment, buildings and data processing hardware under various operating leases and charter agreements, which expire from 2010 to 2075 and which generally have renewal options at similar terms. Certain vessel leases also contain purchase options at prices approximating fair value of the leased vessels. Rental expense under continuing obligations was $23,518, $25,811 and $26,475 for fiscal years 2009, 2008 and 2007, respectively.

At December 31, 2009, obligations under ACL’s operating leases with initial or remaining non-cancellable lease terms longer than one year and capital leases were as follows.

						2015
	2010	2011	2012	2013	2014	and after

Operating Lease Obligations	$26,437	$23,101	$16,723	$15,235	$13,338	$62,674
Future Capital Lease Obligations	553	—	—	—	—	—

The total future minimum lease payments under capital leases of $553 less interest amount of $22 results in a present value of net minimum lease payments of $531 which is recorded in other current liabilities on the consolidated balance sheet.

ACL incurred interest expense related to capital leases of $65, $0 and $5 for fiscal years 2009, 2008 and 2007, respectively.

NOTE 7.	RELATED PARTY TRANSACTIONS

Revenue on the consolidated statements of operations includes freight revenue from related parties of $1,386 in 2007. There were no related party freight revenues in 2009 or 2008 and there were no related party receivables included in accounts receivable on the consolidated balance sheets at December 31, 2009 or 2008. The related party revenues in 2007 were from transactions with BargeLink LLC, the company’s equity investee through a joint venture with MBLX, Inc.

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 8.	FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

The carrying amounts and fair values of ACL’s financial instruments are as follows.

	2009		2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Assets:
Fuel Hedge Swap Receivables	$4,779	$4,779	$—	$—
Liabilities:
Revolving Credit Facility	154,518	154,518	418,550	418,550
2017 Senior Notes	190,901	208,000	—	—
Elliott Bay Note	114	114	750	750
Summit Contracting Note	—	—	670	645
Fuel Hedge Swap Payables	—	—	13,279	13,279

The fuel hedge swaps are valued at quoted market rates for identical instruments. The carrying value of the revolving credit facility bears interest at floating rates and therefore approximates its fair value. The 2017 Senior Notes are based on quoted market rates at December 31, 2009. The Elliott Bay note bears interest at 5.5% per annum and is due in June 2010.

Cash, accounts receivable, accounts payable and accrued liabilities are reflected in the consolidated financial statements at their carrying amount which approximates fair value because of the short term maturity of these instruments.

Fuel Price Risk Management

ACL has price risk for fuel not covered by contract escalation clauses and in time periods from the date of price changes until the next monthly or quarterly contract reset. From time to time ACL has utilized derivative instruments to manage volatility in addition to contracted rate adjustment clauses. Beginning in December 2007 the Company began entering into fuel price swaps with commercial banks. In 2009 settlements occurred on contracts for 17,432,000 gallons and a net loss of $11,792 which was recorded as an increase to fuel expense, a component of cost of sales, as the fuel was used. In 2008 settlements occurred on 9,515,000 gallons at a net loss of $867 was recorded to increase cost of sales as the fuel was used. The fair value of unsettled fuel price swaps are listed in the following table. These derivative instruments have been designated and accounted for as cash flow hedges, and to the extent of their effectiveness, changes in fair value of the hedged instrument will be accounted for through other comprehensive income until the fuel hedged is used at which time the gain or loss on the hedge instruments will be recorded as fuel expense (cost of sales). Almost all of the amounts in other comprehensive income are expected to be recorded in income in 2010 as the underlying gallons are used. Hedge ineffectiveness is recorded in income as incurred.

		Fair Value of Measurements
		at Reporting Date
		Using Markets for
Description	12/31/2009	Identical Assets (Level 1)

Fuel Price Swaps	$4,779	$4,779

At December 31, 2009, the increase in the fair value of the financial instruments is recorded as a net receivable of $4,779 in the consolidated balance sheet and as a net of tax deferred gain in other comprehensive income in the consolidated balance sheet less hedge ineffectiveness. Hedge ineffectiveness resulted in a reduction of fuel expense of $738 in the fourth quarter 2009 and $1,518 for the year 2009. The fair value of the fuel price swaps is based on quoted market prices. The Company may increase the quantity hedged or add additional months based upon active monitoring of fuel pricing outlooks by the management team.

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 9.	CONTINGENCIES

A number of legal actions are pending against ACL in which claims are made in substantial amounts. While the ultimate results of pending litigation cannot be predicted with certainty, management does not currently expect that resolution of these matters will have a material adverse effect on ACL’s consolidated statements of operations, balance sheets and cash flows.

On July 23, 2008, a tank barge owned by American Commercial Lines LLC, an indirect wholly-owned subsidiary of the Company, that was being towed by DRD Towing Company, L.L.C., of Harvey, LA, an independent towing contractor, was involved in a collision with the motor vessel Tintomara at Mile Marker 97 of the Mississippi River in the New Orleans area. While the Company believes it has satisfactory insurance coverage, when combined with other legal remedies, for the cost of cleanup operations as well as other potential liabilities arising from the incident and defense costs, there can be no assurance that the actual costs will not exceed the amount of available insurance or that the insurance companies will continue to fund the liabilities and defense costs. The Company paid $850 in retention amounts under our insurance policies in the third quarter of 2008. If our insurance companies refuse to continue to fund the cleanup or other liabilities associated with the claims, the Company may have to pay such expenses and seek reimbursement from the insurance companies. Given the preliminary stage of the litigation, the Company is unable to determine the amount of loss, if any, the Company will incur and the impact, if any, the incident and related litigation will have on the financial condition or results of operations of the Company.

As of December 31, 2009, the Company was involved in several matters relating to the investigation or remediation of locations where hazardous materials have or might have been released or where the Company or our vendors have arranged for the disposal of wastes. These matters include situations in which the Company has been named or is believed to be a potentially responsible party (“PRP”) under applicable federal and state laws. The Company has approximately $39 accrued for potential costs related to these matters.

At December 31, 2009, approximately 675 employees of the Company’s manufacturing segment were represented by a labor union under a contract that expires in April 2010. Although we believe that our relations with our employees and with the recognized labor unions are generally good, we cannot assure that we will be able to reach agreement on renewal terms of these contracts or that we will not be subject to work stoppages, other labor disruption or that we will be able to pass on increased costs to our customers in the future. If there were to be a prolonged work stoppage or strike at our shipyard facility, it could have a material impact on the Company’s manufacturing segments operations and financial results.

At December 31, 2009, approximately 25 positions at ACL Transportation Services LLC’s terminal operations in St. Louis, Missouri, are represented by the International Union of United Mine Workers of America, District 12-Local 2452 (“UMW”), under a collective bargaining agreement that expires December 2010, having been signed on July 16, 2008.

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

In September 2009 the SEC confirmed that it will not take action against the Company and has closed an inquiry related to an e-mail sent by the Company’s former Senior Vice President and Chief Financial Officer on June 16, 2007, and disclosed by the Company in the filing of a Form 8-K on June 18, 2007. The executive ceased being an employee of ACL in March 2008.

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 10.	BUSINESS SEGMENTS

ACL has two significant reportable business segments: transportation and manufacturing. The caption “All other segments” currently consists of our services company, which is much smaller than either the transportation or manufacturing segment. ACL’s transportation segment includes barge transportation operations and fleeting facilities that provide fleeting, shifting, cleaning and repair services at various locations along the Inland Waterways. The manufacturing segment constructs marine equipment for external customers as well as for ACL’s transportation segment. All of the Company’s international operations, civil construction and environmental consulting services are excluded from segment disclosures due to the reclassification of those operations to discontinued operations (see Note 16).

Management evaluates performance based on segment earnings, which is defined as operating income. The accounting policies of the reportable segments are consistent with those described in the summary of significant accounting policies. Intercompany sales are transferred at the lower of cost or fair market value and intersegment profit is eliminated upon consolidation.

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reportable segments are business units that offer different products or services. The reportable segments are managed separately because they provide distinct products and services to internal and external customers.

	Reportable Segments		All Other	Intersegment
	Transportation	Manufacturing	Segments(1)	Eliminations	Total

Year ended December 31, 2009
Total revenue	$621,611	$239,885	$9,715	$(25,184)	$846,027
Intersegment revenues	751	24,339	94	(25,184)	—

Revenue from external customers	620,860	215,546	9,621	—	846,027
Operating expense
Materials, supplies and other	225,647	—	—	—	225,647
Rent	21,715	—	—	—	21,715
Labor and fringe benefits	115,998	—	—	—	115,998
Fuel	122,752	—	—	—	122,752
Depreciation and amortization	48,615	—	—	—	48,615
Taxes, other than income taxes	14,072	—	—	—	14,072
Gain on Disposition of Equipment	(20,282)	—	—	—	(20,282)
Cost of goods sold	—	189,565	3,707	—	193,272

Total cost of sales	528,517	189,565	3,707	—	721,789
Selling, general & administrative	60,740	4,579	4,763	—	70,082
Goodwill Impairment	—	—	—	—	—

Total operating expenses	589,257	194,144	8,470	—	791,871

Operating income	$31,603	$21,402	$1,151	$—	$54,156

Segment assets	$652,831	$67,129	$13,029	$—	$732,989
Goodwill	$2,100	$—	$3,898	$—	$5,998
Property additions	$26,968	$6,141	$117	$—	$33,226

	Reportable Segments		All Other	Intersegment
	Transportation	Manufacturing	Segments(1)	Eliminations	Total

Year ended December 31, 2008
Total revenue	$897,272	$284,274	$8,617	$(30,243)	$1,159,920
Intersegment revenues	—	29,480	763	(30,243)	—

Revenue from external customers	897,272	254,794	7,854	—	1,159,920
Operating expense
Materials, supplies and other	304,858	—	—	—	304,858
Rent	23,345	—	—	—	23,345
Labor and fringe benefits	118,737	—	—	—	118,737
Fuel	227,489	—	—	—	227,489
Depreciation and amortization	47,255	—	—	—	47,255
Taxes, other than income taxes	14,855	—	—	—	14,855
Gain on Disposition of Equipment	(954)	—	—	—	(954)

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Reportable Segments		All Other	Intersegment
	Transportation	Manufacturing	Segments(1)	Eliminations	Total

Cost of goods sold	—	242,309	2,080	—	244,389

Total cost of sales	735,585	242,309	2,080	—	979,974
Selling, general & administrative	69,493	2,798	5,245	—	77,536
Goodwill Impairment	—	—	855		855

Total operating expenses	805,078	245,107	8,180	—	1,058,365

Operating income	$92,194	$9,687	$(326)	$—	$101,555

Segment assets	$700,174	$101,877	$37,200	$—	$839,251
Goodwill	$2,100	$—	$3,897	$—	$5,997
Property additions	$89,938	$7,441	$513	$—	$97,892

	Reportable Segments		All Other	Intersegment
	Transportation	Manufacturing	Segments(1)	Eliminations	Total

Year ended December 31, 2007
Total revenue	$809,499	$290,053	$1,929	$(51,121)	$1,050,360
Intersegment revenues	882	50,136	103	(51,121)	—

Revenue from external customers	808,617	239,917	1,826	—	1,050,360
Operating expense
Materials, supplies and other	279,359	—	—	—	279,359
Rent	24,595	—	—	—	24,595
Labor and fringe benefits	111,617	—	—	—	111,617
Fuel	169,178	—	—	—	169,178
Depreciation and amortization	46,694	—	—	—	46,694
Taxes, other than income taxes	16,594	—	—	—	16,594
Gain on Disposition of Equipment	(3,390)	—	—	—	(3,390)
Cost of goods sold	—	228,190	590	—	228,780

Total cost of sales	644,647	228,190	590	—	873,427
Selling, general & administrative	63,627	4,058	1,042	—	68,727

Total operating expenses	708,274	232,248	1,632	—	942,154

Operating income	$100,343	$7,669	$194	$—	$108,206

Segment assets	$661,388	$92,427	$6,996	$—	$760,811
Goodwill	$2,100	$—	$3,506	$—	$5,606
Property additions	$114,661	$7,235	$307	$—	$122,203

(1)	Financial data for segments below the reporting thresholds is attributable to a segment that provides architectural design services that was acquired in the fourth quarter 2007.

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 11.	QUARTERLY DATA (UNAUDITED)

All data in the following table reflects the reclassification of Summit to discontinued operations. See Note 16.

	2009
	1st	2nd	3rd	4th	Total

Operating Revenue	$192,705	$218,523	$207,888	$226,911	$846,027
Gross Profit	22,203	23,315	32,357	46,363	124,238
Operating Income	890	7,336	14,057	31,873	54,156
Discontinued Operations	(984)	(831)	(3,404)	(4,811)	(10,030)
(Loss) Income from Continuing Operations	(4,474)	(2,937)	(8,768)	14,151	(2,028)
Basic (loss) earnings per share	$(0.43)	$(0.30)	$(0.96)	$0.73	$(0.95)
Diluted (loss) earnings per share	$(0.43)	$(0.30)	$(0.96)	$0.72	$(0.95)

	2008
	1st	2nd	3rd	4th	Total

Operating Revenue	$270,516	$314,808	$303,035	$271,561	$1,159,920
Gross Profit	29,633	32,648	55,833	61,832	179,946
Operating Income	9,560	13,581	37,245	41,169	101,555
Income (Loss) from Discontinued Operations	12	236	(407)	787	628
Income from Continuing Operations	2,303	3,419	18,755	22,906	47,383
Basic earnings per share	$0.18	$0.29	$1.45	$1.87	$3.81
Diluted earnings per share	$0.18	$0.29	$1.44	$1.87	$3.78

ACL’s business is seasonal, and its quarterly revenues and profits historically are lower during the first and second fiscal quarters of the year (January through June) and higher during the third and fourth fiscal quarters (July through December) due to the North American grain harvest and seasonal weather patterns.

NOTE 12.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) as of December 31, 2009, and December 31, 2008, consists of the following:

	2009	2008

Minimum pension liability, net of tax (benefit) of ($2,847) and ($7,251), respectively	$(4,748)	$(12,098)
Minimum post retirement liability, net of tax provision of $1,745 and $987, respectively	2,909	1,646
Gain (loss) on fuel hedge after ineffectiveness recognized, net of tax recognized, net of tax provision (benefit) of $1,791 and ($4,976), respectively	2,250	(7,524)

	$411	$(17,976)

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 13.	STOCKHOLDERS’ EQUITY

ACL common stock is traded on the NASDAQ National Market under the symbol “ACLI”. As of December 31, 2009, ACL had 50,000,000 authorized shares and 15,898,596 shares issued and outstanding of which 3,179,274 are held as treasury shares of ACL.

As authorized by the Company’s shareholders at the annual meeting in May 2009, the Board of Directors declared a one-for-four reverse stock split effective May 26, 2009, for stockholders of record at the close of business on Monday, May 25, 2009. As a result of the reverse stock split, each four shares of common stock were combined into one share of common stock and the total number of shares of common stock outstanding (excluding treasury shares) was reduced from approximately 50.9 million shares to approximately 12.7 million shares. Share and per share data for all periods presented herein have been adjusted to reflect the impact of the reverse stock split.

Under the terms of the Company’s share-based compensation plans, shares of ACL Common Stock are acquired from time to time as a result of cashless exercises of share-based awards. Shares are acquired at market value and are equal to the statutory withholding taxes applicable at the time of exercise.

NOTE 14.	SHARE-BASED COMPENSATION

Since January 2005 share-based compensation has been granted to employees and directors from time to time. The Company had no surviving, outstanding share-based compensation agreements with employees or directors prior to that date. ACL has reserved 750,000 shares for grants to employees and directors under the American Commercial Lines Inc. 2008 Omnibus Incentive Plan (“the Plan”) which in 2008 replaced the American Commercial Lines Inc. Equity Award Plan for Employees, Officers and Directors and the ACL 2005 Stock Incentive Plan. According to the terms of the Plan, forfeited share awards and expired stock options become available for future grants. At December 31, 2009, shares totaling 285,447 were available under the Plan for future awards.

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

We recorded total stock-based employee compensation of $8,165 for 2009, $9,284 for 2008 and $6,836 for 2007. The total income tax benefit recognized was $2,952, $3,376 and $2,490 for 2009, 2008 and 2007, respectively.

Options and shares granted by the Company have a weighted-average, grant-date fair values of $8.31, $53.32 and $111.13 for 2009, 2008 and 2007, respectively. The fair value of options and shares that vested was $47.88 for 2009, $26.68 for 2008 and $15.98 for 2007.

The general characteristics of issued types of share-based awards granted under the Plans through December 31, 2009, are as follows.

Stock Options — Stock options granted to management employees generally vest over three years in equal annual installments. Stock options granted to board members generally cliff vest in six months. All options issued through December 31, 2009, generally expire ten years from the date of grant. Stock option grant date fair values are determined at the date of grant using a Black-Scholes option pricing model, a closed-form fair value model, based on market prices at the date of grant. At each grant date we have estimated a dividend yield of 0%. The weighted average risk free interest rate within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The cumulative weighted average was 2.94% for 2008 grants and 2.18% for 2009 grants. The expected term represents the period of time the grants are

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expected to be outstanding, generally six years and has been computed on the short-cut method per the Securities and Exchange Commission Staff Accounting Bulletin 107. Expected volatility for grants is based on implied volatility of the Company’s closing stock price in the period of time from the registration and listing of the stock until the time of each grant since that period is currently shorter than the expected life of the options. Expected volatility was a cumulative weighted average of 49.2% for 2008 grants and 69.1% for 2009 grants. The intrinsic value of options exercised was zero in 2009 as no options were exercised, $6,383 in 2008 and $16,030 in 2007. Options outstanding at December 31, 2009, had a remaining weighted average contractual life of approximately 7.4 years.

Restricted Stock Units — Restricted stock units granted to non-officers generally vest over three years in equal annual installments, while a less significant amount of the grants cliff vest twelve months from date of grant. Restricted stock units granted to officers cliff vest thirty-six months from the date of issuance.

Performance Share Units — Each year since 2006 performance share units have been awarded to certain senior management personnel. Each grant of units contains specific cumulative three-year-term performance-based criteria which must be met as a condition of award vesting. At the end of each period for which these awards represent potentially dilutive securities, the cumulative performance against the criteria of each outstanding award is separately evaluated based on cumulative performance applicable to each award. The probability of each award’s vesting then is used to determine if the grant should be included in the computation of diluted earnings per share. Awards prior to 2009 were either fully vested or fully forfeited based on achievement of that award’s cumulative target. Prior to the 2009 awards, the Compensation Committee of the Board of Directors revised the conditions for vesting, allowing for graded vesting of grants for 2009 and beyond. The new conditions of vesting provide that if performance against the established three-year target is below an 80% achievement level none of the units vest, with 50% vesting at 80% achievement, 75% vesting at 100% achievement and 100% vesting at 120% achievement of the three-year performance criteria. The 2006 awards were forfeited at the conclusion of the performance period in 2009. None of the awards in 2007, 2008 or 2009 are considered probable to vest based on cumulative performance to date.

All of the performance share units granted to date cliff vest in three years and contain performance criteria. During the year ended December 31, 2009, based on the cumulative performance against the long-term, performance based criteria defined in the 2007, 2008 and 2009 award of performance units, no expense was recorded in any year except as to units awarded to executives in 2006 and 2007 which specified on involuntary separation the awards would vest.

Information relating to grants, forfeitures, vesting, exercise, expense and tax effects are contained in the following tables.

	2009
	Number of		Weighted Average
Stock Options:	options		Exercise

Outstanding — beginning of year	383,091		$37.76
Granted	320,091		10.32
Exercised	—	(1)	—
Cancelled	57,759		21.90
Expired	10,149		100.70

Outstanding — end of year	635,274	(2)	24.37

Exercisable at end of year	355,514	(3)	$22.52

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other data (In thousands except weighted average fair value):	2009

Weighted average grant date fair value of options granted during year	$6.43
Compensation expense	1,904
Income tax benefit	688
Unrecognized compensation cost at December 31, 2009	$1,974
Weighted average remaining life for unrecognized compensation	1.2 years

(1)	There were no options exercised in 2009.

(2)	Outstanding options at December 31, 2009 had an aggregate intrinsic value less than the aggregate strike price for those options based on the market price of $18.33 per share at that date. At December 31, 2009 substantially all options outstanding expect to vest.

(3)	Options exercisable at December 31, 2009 had an aggregate intrinsic value less than the aggregate strike price of those options based on the market price of $18.33 per share at that date.

	2009
	Number of	Weighted
Restricted Stock Units:	shares	Average Fair

Unvested — beginning of year	166,961	$82.66
Granted	284,702	9.96
Vested	83,152	79.79
Cancelled	58,111	35.40

Unvested — end of year	310,400	$25.60

Other data (in thousands):
Compensation expense	$6,049
Income tax benefit	2,187
Income tax benefit realized	490
Unrecognized compensation cost at December 31, 2009	$4,660
Weighted average remaining life for unrecognized compensation	1.3 years

	2009
	Number of	Weighted
Performance Share Units:	shares	Average Fair

Unvested — beginning of year	16,280	$82.55
Granted	78,076	9.96
Vested	1,468	144.20
Cancelled	23,302	32.46

Unvested — end of year	69,586	$16.56

Other data (in thousands):
Compensation expense	$212
Income tax benefit	77
Income tax benefit realized	8
Unrecognized compensation cost at December 31, 2009	$—
Weighted average remaining life for unrecognized compensation	2.1 years

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 15.	Debtor Guarantor Financial Statements

The following supplemental financial information sets forth on a combined basis, combining statements of financial position at December 31, 2009 and 2008, and statements of operations and cash flows for the guarantors and non-guarantor subsidiaries of the Company’s revolving facility and Senior Notes due 2017 as of December 31, 2009, 2008 and 2007.

The Parent Guarantor is American Commercial Lines Inc. The Issuer is Commercial Barge Line Company. The Subsidiary Guarantors include: American Commercial Lines Transportation Services LLC, Jeffboat LLC and American Commercial Lines LLC. The Non-Guarantor Subsidiaries include: American Commercial Lines International LLC and American Commercial Lines Professional Services Inc.

Combining Statement of Operations for the Year Ended December 31, 2009

	Parent		Subsidiary	Non-		Combined
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Totals
	(In thousands)

Revenues
Transportation and Services	$—	$—	$620,860	$9,715	$(94)	$630,481
Manufacturing	—	—	215,546	—	—	215,546

Revenues	—	—	836,406	9,715	(94)	846,027

Cost of Sales
Transportation and Services	—	—	528,517	3,801	(94)	532,224
Manufacturing	—	—	189,565	—	—	189,565

Cost of Sales	—	—	718,082	3,801	(94)	721,789

Gross Profit	—	—	118,324	5,914	—	124,238
Selling, General and Administrative Expenses	—	314	65,005	4,763	—	70,082

Operating (Loss) Income	—	(314)	53,319	1,151	—	54,156

Other Expense (Income)
Interest Expense	—	12,876	28,056	—	—	40,932
Debt Retirement Expenses	—	—	17,659	—	—	17,659
Other, Net	12,058	5,882	(1,079)	—	(18,120)	(1,259)

Other Expenses	12,058	18,758	44,636	—	(18,120)	57,332

(Loss) Income from Continuing Operations
Before Taxes	(12,058)	(19,072)	8,683	1,151	18,120	(3,176)
Income Tax Benefit	—	(1,147)	(1)	—	—	(1,148)

(Loss) Income from Continuing Operations	(12,058)	(17,925)	8,684	1,151	18,120	(2,028)
Discontinued Operations, Net of Tax	—	5,867	—	(15,897)	—	(10,030)

Net (Loss) Income	$(12,058)	$(12,058)	$8,684	$(14,746)	$18,120	$(12,058)

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Combining Statement of Operations for the Year Ended December 31, 2008

	Parent		Subsidiary	Non-		Combined
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Totals
	(In thousands)

Revenues
Transportation and Services	$—	$—	$897,272	$8,617	$(763)	$905,126
Manufacturing	—	—	254,794	—	—	254,794

Revenues	—	—	1,152,066	8,617	(763)	1,159,920

Cost of Sales
Transportation and Services	—	—	735,585	2,843	(763)	737,665
Manufacturing	—	—	242,309	—	—	242,309

Cost of Sales	—	—	977,894	2,843	(763)	979,974

Gross Profit	—	—	174,172	5,774	—	179,946
Selling, General and Administrative Expenses	—	189	72,102	5,245	—	77,536
Goodwill Impairment	—	—	—	855	—	855

Operating (Loss) Income	—	(189)	102,070	(326)	—	101,555

Other Expense (Income)
Interest Expense	—	—	26,788	41	—	26,829
Debt Retirement Expenses	—	—	2,379	—	—	2,379
Other, Net	(48,011)	(75,605)	(2,886)	(126)	124,349	(2,279)

Other Expenses	(48,011)	(75,605)	26,281	(85)	124,349	26,929

Income (Loss) from Continuing Operations Before Taxes	48,011	75,416	75,789	(241)	(124,349)	74,626
Income Taxes	—	27,114	—	129	—	27,243

Income (Loss) from Continuing Operations	48,011	48,302	75,789	(370)	(124,349)	47,383
Discontinued Operations, Net of Tax	—	(291)	—	919	—	628

Net Income	$48,011	$48,011	$75,789	$549	$(124,349)	$48,011

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Combining Statement of Operations for the Year Ended December 31, 2007

	Parent		Subsidiary	Non-		Combined
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Totals
	(In thousands)

Revenues
Transportation and Services	$—	$—	$808,617	$1,929	$(103)	$810,443
Manufacturing	—	—	239,917	—	—	239,917

Revenues	—	—	1,048,534	1,929	(103)	1,050,360

Cost of Sales
Transportation and Services	—	—	644,647	693	(103)	645,237
Manufacturing	—	—	228,190	—	—	228,190

Cost of Sales	—	—	872,837	693	(103)	873,427

Gross Profit	—	—	175,697	1,236	—	176,933
Selling, General and Administrative Expenses	—	406	67,279	1,042	—	68,727

Operating (Loss) Income	—	(406)	108,418	194	—	108,206

Other Expense (Income)
Interest Expense	—	—	20,578	—	—	20,578
Debt Retirement Expenses	—	—	23,938	—	—	23,938
Other, Net	(44,361)	(66,601)	(2,891)	9	111,312	(2,532)

Other Expenses	(44,361)	(66,601)	41,625	9	111,312	41,984

Income from Continuing Operations Before Taxes	44,361	66,195	66,793	185	(111,312)	66,222
Income Taxes	—	21,855	—	—	—	21,855

Income from Continuing Operations	44,361	44,340	66,793	185	(111,312)	44,367
Discontinued Operations, Net of Tax	—	21	—	(27)	—	(6)

Net Income	$44,361	$44,361	$66,793	$158	$(111,312)	$44,361

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Combining Balance Sheet at December 31, 2009

	Parent		Subsidiary	Non-		Combined
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Totals
	(In thousands)
ASSETS
Current Assets
Cash and Cash Equivalents	$—	$—	$940	$258	$—	$1,198
Accounts Receivable, Net	(37,351)	118,850	1,932	9,864	—	93,295
Inventory	—	—	39,070	—	—	39,070
Deferred Tax Asset	—	3,791	—	—	—	3,791
Assets Held for Sale	—	—	3,531	—	—	3,531
Prepaid and Other Current Assets	—	(1)	23,673	207	—	23,879

Total Current Assets	(37,351)	122,640	69,146	10,329	—	164,764
Properties, Net	—	—	520,825	243	—	521,068
Investment in Subsidiaries	207,941	322,917	1,694	—	(532,552)	—
Investment in Equity Investees	—	—	4,522	—	—	4,522
Other Assets	—	5,399	23,971	4,166	—	33,536

Total Assets	$170,590	$450,956	$620,158	$14,738	$(532,552)	$723,890

LIABILITIES
Current Liabilities
Accounts Payable	$—	$16	$33,424	$723	$—	$34,163
Accrued Payroll and Fringe Benefits	—	—	17,331	952	—	18,283
Deferred Revenue	—	—	13,928	—	—	13,928
Accrued Claims and Insurance Premiums	—	—	16,947	—	—	16,947
Accrued Interest	—	12,014	1,084	—	—	13,098
Current Portion of Long Term Debt	—	—	—	114	—	114
Customer Deposits	—	—	1,309	—	—	1,309
Other Liabilities	—	(49)	31,768	106	—	31,825

Total Current Liabilities	—	11,981	115,791	1,895	—	129,667
Long Term Debt	—	190,901	154,518	—	—	345,419
Pension and Post Retirement Liabilities	—	—	31,514	—	—	31,514
Deferred Tax Liability	—	40,133	—	—	—	40,133
Other Long Term Liabilities	—	—	6,554	13	—	6,567

Total Liabilities	—	243,015	308,377	1,908	—	553,300

STOCKHOLDERS’ EQUITY
Common stock	159	—	—	—	—	159
Treasury Stock	(313,328)	—	—	—	—	(313,328)
Other Capital	299,486	23,668	1,607	25,747	(51,022)	299,486
Retained Earnings	183,862	183,862	309,074	(12,917)	(480,019)	183,862
Accumulated Other Comprehensive Income	411	411	1,100	—	(1,511)	411

Total Stockholders’ Equity	170,590	207,941	311,781	12,830	(532,552)	170,590

Total Liabilities and Stockholders’ Equity	$170,590	$450,956	$620,158	$14,738	$(532,552)	$723,890

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Combining Balance Sheet at December 31, 2008

	Parent		Subsidiary	Non-		Combined
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Totals
	(In thousands)

ASSETS
Current Assets
Cash and Cash Equivalents	$—	$—	$704	$513	$—	$1,217
Accounts Receivable, Net	(39,882)	(67,410)	222,729	23,258	—	138,695
Inventory	—	—	69,623	12	—	69,635
Deferred Tax Asset	—	5,173	—	—	—	5,173
Assets Held for Sale	—	—	4,577	—	—	4,577
Prepaid and Other Current Assets	—	—	37,948	1,054	—	39,002

Total Current Assets	(39,882)	(62,237)	335,581	24,837	—	258,299
Properties, Net	—	—	550,094	4,486	—	554,580
Investment in Subsidiaries	198,591	293,295	1,872	—	(493,758)	—
Investment in Equity Investees	—	—	4,039	—	—	4,039
Other Assets	—	—	12,416	9,917	—	22,333

Total Assets	$158,709	$231,058	$904,002	$39,240	$(493,758)	$839,251

LIABILITIES
Current Liabilities
Accounts Payable	$—	$—	$55,969	$11,750	$—	$67,719
Accrued Payroll and Fringe Benefits	—	—	23,779	1,400	—	25,179
Deferred Revenue	—	—	13,986	—	—	13,986
Accrued Claims and Insurance Premiums	—	—	22,819	—	—	22,819
Accrued Interest	—	—	1,153	84	—	1,237
Current Portion of Long Term Debt	—	—	—	1,420	—	1,420
Customer Deposits	—	—	6,682	—	—	6,682
Other Liabilities	—	2,078	39,329	2,115	—	43,522

Total Current Liabilities	—	2,078	163,717	16,769	—	182,564
Long Term Debt	—	—	418,550	—	—	418,550
Pension and Post Retirement Liabilities	—	—	44,140	—	—	44,140
Deferred Tax Liability	—	30,389	—	—	—	30,389
Other Long Term Liabilities	—	—	4,814	85	—	4,899

Total Liabilities	—	32,467	631,221	16,854	—	680,542

STOCKHOLDERS’ EQUITY
Common stock	158	—	—	—	—	158
Treasury Stock	(312,886)	—	—	—	—	(312,886)
Other Capital	293,493	20,647	1,607	20,557	(42,811)	293,493
Retained Earnings	195,920	195,920	300,390	1,829	(498,139)	195,920
Accumulated Other Comprehensive Loss	(17,976)	(17,976)	(29,216)	—	47,192	(17,976)

Total Stockholders’ Equity	158,709	198,591	272,781	22,386	(493,758)	158,709

Total Liabilities and Stockholders’ Equity	$158,709	$231,058	$904,002	$39,240	$(493,758)	$839,251

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Combining Statement of Cash Flows for the Year Ended December 31, 2009

	Parent		Subsidiary	Non-		Combined
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Totals
	(In thousands)

OPERATING ACTIVITIES:
Net (Loss) Income	$(12,058)	$(12,058)	$8,684	$(14,746)	$18,120	$(12,058)
Adjustments to Reconcile Net (Loss) Income to Net Cash
Provided by (Used in) Operating Activities:
Depreciation and Amortization	—	—	52,139	1,699	—	53,838
Debt Retirement Cost	—	—	17,659	—	—	17,659
Debt Issuance Cost Amortization	—	862	6,283	—	—	7,145
Deferred Taxes	—	(2,184)	—	—	—	(2,184)
Impairment and Loss on Sale of Summit Contracting	—	—	—	11,853	—	11,853
Gain on Property Dispositions	—	—	(20,251)	(13)	—	(20,264)
Share Based Compensation	—	—	8,102	62	—	8,164
Net Income (Loss) from Subsidiaries	12,058	(9,835)	15,897	—	(18,120)	—
Other Operating Activities	—	—	3,512	373	—	3,885
Changes in Operating Assets and Liabilities
Accounts Receivable, Net	442	(173,884)	203,497	4,388	—	34,443
Inventory	—	—	31,961	(107)	—	31,854
Other Current Assets	—	1,383	16,100	542	—	18,025
Accounts Payable	—	16	(16,066)	(3,840)	—	(19,890)
Accrued Interest	—	12,013	(69)	(84)	—	11,860
Other Current Liabilities	—	405	(12,426)	(3,015)	—	(15,036)

Net Cash Provided by (Used in) Operating Activities	442	(183,282)	315,022	(2,888)	—	129,294

INVESTING ACTIVITIES:
Property Additions	—	—	(33,109)	(117)	—	(33,226)
Proceeds form Sale of Summit Contracting	—	—	—	2,750	—	2,750
Proceeds from Property Dispositions	—	—	28,384	—	—	28,384
Other Investing Activities	—	—	(4,445)	—	—	(4,445)

Net Cash (Used in) Provided by Investing Activities	—	—	(9,170)	2,633	—	(6,537)

FINANCING ACTIVITIES:
Revolving Credit Facility Borrowings	—	—	(418,550)	—	—	(418,550)
Revolving Credit Facility Repayments	—	—	154,518	—	—	154,518
2017 Senior Note Borrowings, net of Original Issue Discount	—	190,362	—	—	—	190,362
Bank Overdrafts on Operating Accounts	—	—	(6,479)	—	—	(6,479)
Debt Amendment Fees	—	(4,910)	(35,637)	—	—	(40,547)
Tax Expense of Share-Based Compensation	—	(2,170)	—	—	—	(2,170)
Acquisition of Treasury Stock	(442)	—	—	—	—	(442)
Other Financing Activities	—	—	532	—	—	532

Net Cash (Used in) Provided by Financing Activities	(442)	183,282	(305,616)	—	—	(122,776)

Net Increase (Decrease) in Cash and Cash Equivalents	—	—	236	(255)	—	(19)
Cash and Cash Equivalents at Beginning of Period	—	—	704	513	—	1,217

Cash and Cash Equivalents at End of Period	$—	$—	$940	$258	$—	$1,198

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Combining Statement of Cash Flows for the Year Ended December 31, 2008

	Parent		Subsidiary	Non-		Combined
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Totals
	(In thousands)

OPERATING ACTIVITIES:
Net Income	$48,011	$48,011	$75,789	$549	$(124,349)	$48,011
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	—	—	50,114	1,762	—	51,876
Debt Retirement Costs	—	—	2,379	—	—	2,379
Debt Issuance Cost Amortization	—	—	2,625	—	—	2,625
Deferred Taxes	—	19,337	—	—	—	19,337
Gain on Property Dispositions	—	—	(641)	—	—	(641)
Share Based Compensation	—	—	9,075	209	—	9,284
Net Income from Subsidiaries	(48,011)	(75,562)	(776)	—	124,349	—
Other Operating Activities	—	—	2,143	15	—	2,158
Changes in Operating Assets and Liabilities:
Accounts Receivable, Net	2,350	3,861	(219)	(21,962)	—	(15,970)
Inventory	—	—	4,013	—	—	4,013
Other Current Assets	—	(2,591)	(21,490)	7,916	—	(16,165)
Accounts Payable	—	—	(6,830)	9,831	—	3,001
Accrued Interest	—	—	(535)	74	—	(461)
Other Current Liabilities	—	3,489	6,779	3,115	—	13,383

Net Cash Provided by (Used in) Operating Activities	2,350	(3,455)	122,426	1,509	—	122,830

INVESTING ACTIVITIES:
Property Additions	—	—	(97,378)	(514)	—	(97,892)
Proceeds from Property Dispositions	—	—	4,031	—	—	4,031
Investment in Summit Contracting	—	—	(8,462)	—	—	(8,462)
Other Investing Activities	—	—	(1,297)	(587)	—	(1,884)

Net Cash Used in Investing Activities	—	—	(103,106)	(1,101)	—	(104,207)

FINANCING ACTIVITIES:
Revolving Credit Facility Repayments	—	—	(20,450)	—	—	(20,450)
Bank Overdrafts on Operating Accounts	—	—	1,806	—	—	1,806
Debt Amendment Fees	—	—	(4,888)	—	—	(4,888)
Tax Benefit of Share-Based Compensation	—	3,455	—	—	—	3,455
Exercise of Stock Options	1,019	—	—	—	—	1,019
Acquisition of Treasury Stock	(3,369)	—	—	—	—	(3,369)

Net Cash (Used in) Provided by Financing Activities	(2,350)	3,455	(23,532)	—	—	(22,427)

Net (Decrease) Increase in Cash and Cash Equivalents	—	—	(4,212)	408	—	(3,804)
Cash and Cash Equivalents at Beginning of Period	—	—	4,916	105	—	5,021

Cash and Cash Equivalents at End of Period	$—	$—	$704	$513	$—	$1,217

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Combining Statement of Cash Flows for the Year Ended December 31, 2007

	Parent		Subsidiary	Non-		Combined
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Totals
	(In thousands)

OPERATING ACTIVITIES:
Net Income	$44,361	$44,361	$66,793	$158	$(111,312)	$44,361
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	—	—	49,289	82	—	49,371
Debt Retirement Cost	—	—	23,938	—	—	23,938
Debt Issuance Cost Amortization	—	—	445	—	—	445
Deferred Taxes	—	7,252	—	—	—	7,252
Gain on Property Dispositions	—	—	(3,390)	—	—	(3,390)
Share Based Compensation	—	—	6,820	25	—	6,845
Net Income from Subsidiaries	(44,361)	(66,978)	27	—	111,312	—
Other Operating Activities	—	—	997	—	—	997
Changes in Operating Assets and Liabilities:
Accounts Receivable, Net	304,820	6,282	(320,805)	(1,025)	—	(10,728)
Inventory	—	—	(4,777)	71	—	(4,706)
Other Current Assets	—	(409)	2,177	326	—	2,094
Accounts Payable	—	—	12,165	119	—	12,284
Accrued Interest	—	—	(2,775)	—	—	(2,775)
Other Current Liabilities	—	(1,524)	(9,498)	800	—	(10,222)

Net Cash Provided by (Used in) Operating Activities	304,820	(11,016)	(178,594)	556	—	115,766

INVESTING ACTIVITIES:
Property Additions	—	—	(109,315)	—	—	(109,315)
McKinney Acquisition	—	—	(15,573)	—	—	(15,573)
Acquisition of Summit Contracting	—	—	(6,199)	—	—	(6,199)
Investment in Elliott Bay	—	—	(4,338)	—	—	(4,338)
Proceeds from Property Dispositions	—	—	7,364	—	—	7,364
Other Investing Activities	—	—	(2,779)	(451)	—	(3,230)

Net Cash Used in Investing Activities	—	—	(130,840)	(451)	—	(131,291)

FINANCING ACTIVITIES:
Revolving Credit Facility Borrowings	—	—	439,000	—	—	439,000
2015 Senior Note Repayments	—	—	(119,500)	—	—	(119,500)
Tender Premium Paid	—	—	(18,390)	—	—	(18,390)
Proceeds from Sale/Leaseback	—	—	15,905	—	—	15,905
Bank Overdrafts on Operating Accounts	—	—	(5,140)	—	—	(5,140)
Debt Amendment Fees	—	—	(2,638)	—	—	(2,638)
Tax Expense of Share-Based Compensation	—	11,016	—	—	—	11,016
Exercise of Stock Options	2,000	—	—	—	—	2,000
Acquisition of Treasury Stock	(6,216)	—	—	—	—	(6,216)
Stock Repurchase Program	(300,094)	—	—	—	—	(300,094)
Other Financing Activities	(510)	—	—	—	—	(510)

Net Cash (Used in) Provided by Financing Activities	(304,820)	11,016	309,237	—	—	15,433

Net (Decrease) Increase in Cash and Cash Equivalents	—	—	(197)	105	—	(92)
Cash and Cash Equivalents at Beginning of Period	—	—	5,113	—	—	5,113

Cash and Cash Equivalents at End of Period	$—	$—	$4,916	$105	$—	$5,021

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 16.	DISCONTINUED OPERATIONS

During the third quarter an impairment charge of $4,400 related to certain intangible assets of Summit was recorded and is included in cost of sales in the table below. On November 30, 2009, ACL sold its investment in Summit for $2,750 cash, a $250 note receivable and certain other receivables. The sale of Summit and the operating results of Summit have been reported as Discontinued Operations net of applicable taxes for all periods presented.

During 2006, in separate transactions, the Company sold its Venezuelan operations and the operating assets of its operations in the Dominican Republic. These transactions resulted in cessation of all international operations of the Company. For all periods presented, any continuing charges or credits related to the international operations have been reported as Discontinued Operations net of applicable taxes.

The impact of discontinued operations on earnings per share in all periods presented is disclosed on the consolidated statements of operations. Discontinued Operations, net of tax consist of the following.

	2009	2008	2007

Revenue	$23,647	$37,521	$—
Cost of Sales	27,816	32,672	84
Selling, General and Administrative	3,986	4,371	53
Goodwill Impairment	—	269	—
Other Expense (Income)	33	(807)	(81)
Loss on Sale of Summit	7,453	—	—

(Loss) Income from Discontinued Operations Before Income Tax	(15,641)	1,016	(56)
Income Tax (Benefit)	(5,611)	388	(50)

(Loss) Income from Discontinued Operations	$(10,030)	$628	$(6)

NOTE 17.	ACQUISITIONS, DISPOSITIONS AND IMPAIRMENT

Acquisitions —

On February 28, 2007, the Company purchased twenty towboats and related equipment and supplies from the McKinney group of companies (“McKinney”) for $15,573 in cash. The purchase price has been allocated as follows.

Cost

Current Assets	$961
Properties — Net	12,512
Goodwill	2,100

Purchase Price	$15,573

On October 1, 2007, the Company acquired substantially all the of the operating assets and certain liabilities of Seattle, Washington-based Elliott Bay, a naval architecture and marine engineering firm, for approximately $4,338 in cash, a $750 note payable in 2009, assumption of $1,691 in liabilities and other consideration including an earnout fee of $1,250 based on 2008 financial results. The performance criteria were met and the earnout was recognized as an increase to goodwill at December 31, 2008. From the

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

acquisition date, revenues, costs and expenses have been consolidated with the Company. The preliminary purchase price allocation is as follows.

	Amortization
	Life in Years	Cost

Current Assets		$2,216
Property, Plant & Equipment		511
Covenant Not to Compete	3	550
Goodwill	Indefinite	4,752

Purchase Price		$8,029

On May 15, 2007, the Company acquired 3,000 convertible preferred units of Evansville, Indiana-based Summit Contracting, LLC (“Summit”) for $6,132. Acquisition costs of $67 related to this transaction were capitalized during the third and fourth quarters of 2007. The preferred units had a cumulative annual distribution of 8% per annum. The Summit investment was carried at cost and included in other assets on the consolidated balance sheet at December 31, 2007. The cumulative annual distribution was accrued ratably over the year until conversion to common units on April 1, 2008. On March 31, 2008, ACL made a deposit of $8,462 to enable the purchase of the remaining interest in Summit with an effective date of April 1, 2008. The consideration consisted of the $6,199 initial investment, the $8,462 cash deposit, a $700 note payable in 2009 and $3,109 in liabilities assumed and other consideration. On April 1, 2008, Summit became a wholly owned subsidiary of ACL and was consolidated from that date through its subsequent sale in November 2009. Due to the sale all results of operations are reflected in discontinued operations. See Note 16. Summit provided environmental and civil construction services. The purchase price was allocated as follows.

	Amortization
	Life in Years	Cost

Current Assets		$7,786
Properties — Net		3,979
Long Term Assets		16
Covenant Not to Compete	5	2,530
Tradenames	Indefinite	1,980
Customer Relationships	14.8	1,460
Customer Backlog	1	280
Permits/Licenses	1	170
Goodwill	Indefinite	269

Purchase Price		$18,470

Dispositions and Impairments — During the second quarter 2008, seven boats were identified as held for sale. Based on market conditions at that time five of the seven boats had a current market value less than their respective carrying value and an impairment charge of $430 was recorded in transportation segment cost of sales in the second quarter 2008 to reflect the reduction of their carrying value to estimated fair value. During the third quarter of 2008, five of the boats were sold at a gain of $782 which was included in the transportation segment cost of sales. Nine additional boats were identified as held for sale in the fourth quarter 2008 and resulted in two sales at a net gain of $2,112 in the first quarter of 2009. In the second quarter 2009 one boat was returned to active service. During the third quarter of 2009, the Company continued to assess its ongoing boat power needs and as a result returned four of nine boats previously classified as held for sale to active service, placed ten additional boats into held for sale status and sold three boats which had not

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

previously been held for sale. The sale of the three boats, impairment charges related to ten boats which were moved to held for sale status and other asset disposal activity resulted in a net gain of $15,276 which has been reflected in transportation cost of sales in the consolidated statement of operations. During the fourth quarter 2009, four of the boats held for sale were sold at a small gain. Also during the quarter two additional boats were identified as surplus and placed in held for sale status, bringing to thirteen the number of boats which are currently being actively marketed.

Properties and other long-lived assets are reviewed for impairment whenever events or business conditions indicate the carrying amount of such assets may not be fully recoverable. Initial assessments of recoverability are based on estimates of undiscounted future net cash flows associated with an asset or a group of assets. Where impairment is indicated the assets are evaluated for sale or other disposition, and their carrying amount is reduced to fair value based on discounted net cash flows or other estimates of fair value. The recoverability of indefinite-lived intangible assets (i.e. goodwill) is evaluated annually, or more frequently if impairment indicators exist, on a reporting unit basis by comparing the estimated fair value to its carrying value.

Due primarily to the economic recession’s negative impact on the operating results and cash flows of the Company’s Elliott Bay and Summit reporting units, the Company completed an evaluation of remaining indefinite lived intangible assets and of the long lived assets of these reporting units during the fourth quarter 2008 and third quarter 2009. Goodwill impairment losses of $1,124 were due primarily to increases in the Company’s cost of capital which lowered the discounted cash flow models, resulting in an excess of carrying values over the estimated fair value of the entities at December 31, 2008. The losses were recorded in the fourth quarter 2008 in the amount of $269 related to Summit and $855 related to Elliott Bay. Underlying expected cash flows of the entities had not changed significantly from the acquisition date expectations. As a result of the third quarter 2009 evaluation, all remaining indefinite lived intangibles totaling $1,980 on the Summit reporting unit were written off. Additionally, due to a shortfall of the estimated undiscounted cash flows to the recorded asset values, an impairment charge of $2,420 was recorded against certain long lived intangible assets. These two impairment charges, which represented the full remaining value of the Summit indefinite lived intangible and the majority of other intangible assets, totaled $4,400 in the third quarter 2009. This amount and the 2008 Summit goodwill impairment amount are reflected in Discontinued Operations as a result of the subsequent sale of Summit in November 2009. The assets of Elliott Bay were not deemed to be impaired based on the valuation performed in the fourth quarter of 2009.

NOTE 18.	EXIT ACTIVITIES

During 2009 ACL announced several cost reduction initiatives. Through reduction in force actions and non-replacement of terminating employees, the Company’s land-based salaried headcount was reduced by more than 23% during 2009. Charges of $3,194 were recorded as a component of selling, general and administrative expense in 2009 related to these actions, compared to $1,935 related to reduction in force actions which occurred during 2008. Affected employee received their separation pay in equal bi-weekly installments. The number of weeks paid to each employee was determined based on tenure with the Company. At December 31, 2009, the remaining liability was insignificant. In March 2009 the Company consolidated the majority of the activities that had been performed at the ACL sales office in Houston, Texas to the Jeffersonville, Indiana headquarters office. The consolidation represented an estimated $3,655 in costs representing the expected non-cash write-off of leasehold improvements and the estimated net lease exposure related to the former facility. These charges are recorded in the transportation segment’s selling, general and administrative expense in the consolidated statements of operations for the year ended December 31, 2009.

AMERICAN COMMERCIAL LINES INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(Dollars in thousands)

	Balance at	Charges	Additions to/	Balance
	Beginning	To	(Deductions) from	at End
	of Period	Expense	Revenue(a)	of Period

December 31, 2009:	$1,150	$4,427	$(395)	$5,182
Allowance for uncollectible accounts
December 31, 2008:	$1,218	$700	$(768)	$1,150
Allowance for uncollectible accounts
December 31, 2007:
Allowance for uncollectible accounts	$337	$1,269	$(388)	$1,218

(a)	Write-off of uncollectible accounts receivable.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness as of December 31, 2009, of our disclosure controls and procedures as such term is defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that the design and operation of our disclosure controls and procedures were effective as of the end of the period covered by this annual report on Form 10-K.

See Management’s Report on Internal Controls over Financial Reporting in Item 8, which is incorporated herein by reference.

There has been no change in the Company’s internal control over financial reporting during the Company’s most recent fiscal year that has been materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item regarding directors is incorporated by reference to our Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held in 2010 (the “2010 Proxy Statement”) under the caption “Election of Directors.”

The information required by this item regarding executive officers is set forth in “Item 1. The Business — Executive Officers and Key Employees” of this annual report on Form 10-K.

The information required by this item regarding “Compliance with Section 16(a) of the Exchange Act,” “Code of Ethics,” the Company’s Audit Committee and the director nomination procedure is incorporated by reference to the 2010 Proxy Statement under the captions “Section 16(A) Beneficial Ownership Reporting Compliance” and “Corporate Governance.”

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this item is incorporated by reference to the 2010 Proxy Statement under the captions “Executive Compensation and Other Information,” “Compensation Committee Interlocks and Insider Participation,” “Director Compensation” and “Compensation Committee Report.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information regarding the security ownership of certain beneficial owners and management is incorporated by reference to the 2010 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation.”

The information regarding “Securities Authorized for Issuance Under Equity Compensation Plans” is incorporated by reference to the 2010 Proxy Statement under the caption “Equity Compensation Plan Information.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item is incorporated by reference to the 2010 Proxy Statement under the captions “Certain Relationships and Related Transactions” and “Board Independence.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this item is incorporated by reference to the 2010 Proxy Statement under the captions “Audit Fees,” “Audit Related Fees,” “Tax Fees,” “All Other Fees” and “Audit Committee Pre-Approval Policies and Procedures.”

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

Date: March 10, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Michael P. Ryan Michael P. Ryan	Director, President and Chief Executive Officer (Principal Executive Officer)	March 10, 2010

/s/ Thomas R. Pilholski Thomas R. Pilholski	Senior Vice President, Chief Financial Officer (Principal Financial Officer)	March 10, 2010

/s/ Clayton K. Yeutter Clayton K. Yeutter	Chairman of the Board	March 10, 2010

/s/ Eugene I. Davis Eugene I. Davis	Director	March 10, 2010

/s/ Richard L. Huber Richard L. Huber	Director	March 10, 2010

/s/ Nils E. Larsen Nils E. Larsen	Director	March 10, 2010

/s/ Emanuel L. Rouvelas Emanuel L. Rouvelas	Director	March 10, 2010

/s/ R. Christopher Weber R. Christopher Weber	Director	March 10, 2010

Exhibit
No.		Description

2.1		First Amended Joint Plan of Reorganization, dated as of October 19, 2004, of American Commercial Lines LLC and Affiliated Debtors (Incorporated by reference to the Registration Statement on Form S-4 of American Commercial Lines LLC and ACL Finance Corp., filed on April 29, 2005)
2.2		Purchase Agreement, dated November 30, 2009, by and among ACL Professional Services Inc., Summit Contracting, LLC and its subsidiaries, and E & J Ventures, LLC and GHC&K, LLC*
3.1		Certificate of Incorporation of American Commercial Lines Inc. (Incorporated by reference to the Company’s Form S-1, filed on July 19, 2005)
3.2		Certificate of Amendment to Certificate of Incorporation of American Commercial Lines Inc. (Incorporated by reference to the Company’s Form S-1, filed on July 19, 2005)
3.3		Certificate of Amendment to Certificate of Incorporation of American Commercial Lines Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K, filed on May 26, 2009)
3.4		Second Amended and Restated Bylaws of American Commercial Lines Inc. dated July 27, 2006 (Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed on August 1, 2006)
4.1		Specimen common stock certificate (Incorporated by reference to the Company’s Form S-1, filed on August 29, 2005)
4.2		Indenture, dated as of July 7, 2009, by and among Commercial Barge Line Company, the guarantors named therein (which include American Commercial Lines Inc.), and The Bank of New York Mellon Trust Company, N.A., as trustee with respect to senior secured debt securities (Incorporated by reference to the Registration Statement on Form S-4 of Commercial Barge Line Company and American Commercial Lines Inc., filed on October 2, 2009)
4.3		Registration Rights Agreement, dated July 7, 2009, by and among Commercial Barge Line Company, the guarantors named therein (which include American Commercial Lines Inc.), and Banc of America Securities LLC, as representative of the initial purchasers (Incorporated by reference to the Registration Statement on Form S-4 of Commercial Barge Line Company and American Commercial Lines Inc., filed on October 2, 2009)
10	.1±	Termination Benefits Agreement, dated as of December 22, 2003, among American Commercial Lines LLC, American Commercial Barge Line LLC, American Commercial Lines International LLC, Jeffboat LLC and W. Norb Whitlock (Incorporated by reference to the Registration Statement on Form S-4 of American Commercial Lines LLC and ACL Finance Corp., filed on April 29, 2005)
10	.2±	First Amendment and Supplement to Termination Benefits Agreement, dated as of April 30, 2004, among American Commercial Lines LLC, American Commercial Barge Line LLC, American Commercial Lines International LLC, Jeffboat LLC and W. Norb Whitlock (Incorporated by reference to the Registration Statement on Form S-4 of American Commercial Lines LLC and ACL Finance Corp., filed on April 29, 2005)
10	.3±	Second Amendment and Supplement to Termination Benefits Agreement, dated as of January 18, 2005, among American Commercial Lines LLC, American Commercial Barge Line LLC, American Commercial Lines International LLC, Jeffboat LLC and W. N. Whitlock (Incorporated by reference to the Registration Statement on Form S-4 of American Commercial Lines LLC and ACL Finance Corp., filed on April 29, 2005)
10	.4±	American Commercial Lines Inc. Equity Award Plan for Employees, Officers and Directors (Incorporated by reference to the Registration Statement on Form S-4 of American Commercial Lines LLC and ACL Finance Corp., filed on April 29, 2005)
10	.5±	Form of American Commercial Lines Inc. Restricted Stock Award Agreement (under the American Commercial Lines Inc. Equity Award Plan for Employees, Officers and Directors) (Incorporated by reference to the Registration Statement on Form S-4 of American Commercial Lines LLC and ACL Finance Corp., filed on April 29, 2005)
10	.6±	Form of Stock Option Agreement for executives of American Commercial Lines Inc. (Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed on February 7, 2006)

Exhibit
No.		Description

10	.7±	Form of Restricted Stock Unit Agreement for executives of American Commercial Lines Inc. (Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed on February 7, 2006)
10.8		Credit Agreement, dated April 27, 2007, by and among American Commercial Lines LLC, Jeffboat LLC, and ACL Transportation Services LLC, and Wells Fargo Bank, National Association as administrative agent, Bank of America, N.A. and JPMorgan Chase Bank, N.A., as co-syndication agents, Fortis Capital Corp. and LaSalle Bank National Association as co-documentation agents, and Branch Banking and Trust Company, Fifth Third Bank, National City Bank, PNC Bank National Association, SunTrust Bank, U.S. Bank National Association, and Wachovia Bank, N.A. as syndicate members (Incorporated by reference to the Company’s Current Report of American Commercial Lines Inc. on Form 8-K/A, filed on June 8, 2009)
10.9		Amendment No. 1 to the Credit Agreement, dated as of June 11, 2007, by and among American Commercial Lines LLC, Jeffboat LLC, and ACL Transportation Services LLC, and Wells Fargo Bank, National Association as administrative agent, Bank of America, N.A. and JPMorgan Chase Bank, N.A., as co-syndication agents, Fortis Capital Corp. and LaSalle Bank National Association as co-documentation agents, and Branch Banking and Trust Company, Fifth Third Bank, National City Bank, PNC Bank National Association, SunTrust Bank, U.S. Bank National Association, and Wachovia Bank, N.A. as syndicate members (Incorporated by reference to the Company’s Current Report on Form 8-K, filed on June 13, 2007)
10.10		Amendment No. 2 to the Credit Agreement, dated as of August 16, 2007, by and among American Commercial Lines LLC, Jeffboat LLC, and ACL Transportation Services LLC, and Wells Fargo Bank, National Association as administrative agent, Bank of America, N.A. and JPMorgan Chase Bank, N.A., as co-syndication agents, Fortis Capital Corp. and LaSalle Bank National Association as co-documentation agents, and Branch Banking and Trust Company, Fifth Third Bank, National City Bank, PNC Bank National Association, SunTrust Bank, U.S. Bank National Association, and Wachovia Bank, N.A. as syndicate members (Incorporated by reference to the Company’s Current Report on Form 8-K, filed on August 23, 2007)
10.11		Amendment No. 3 to the Credit Agreement, dated as of August 17, 2007, by and among American Commercial Lines LLC, Jeffboat LLC, and ACL Transportation Services LLC, and Wells Fargo Bank, National Association as administrative agent, Bank of America, N.A. and JPMorgan Chase Bank, N.A., as co-syndication agents, Fortis Capital Corp. and LaSalle Bank National Association as co-documentation agents, and Branch Banking and Trust Company, Fifth Third Bank, National City Bank, PNC Bank National Association, SunTrust Bank, U.S. Bank National Association, and Wachovia Bank, N.A. as syndicate members (Incorporated by reference to the Company’s Current Report on Form 8-K, filed on August 23, 2007)
10.12		Second Supplemental Indenture, dated as of January 30, 2007, by and among American Commercial Lines LLC, ACL Finance Corp., American Barge Line Company, Commercial Barge Line Company, ACL Transportation Services LLC, American Commercial Lines International LLC, Jeffboat LLC, American Commercial Barge Line LLC, and Wilmington Trust Company (Incorporated by reference to the Company’s Current Report on Form 8-K, filed on February 2, 2007)
10	.13±	Employment Letter Agreement, dated as of March 12, 2008, by and between American Commercial Lines LLC and Michael P. Ryan (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed on May 8, 2008)
10	.14±	Employment Letter Agreement, dated as of March 17, 2008, by and between American Commercial Lines LLC and Thomas R. Pilholski (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed on May 8, 2008)

Exhibit
No.		Description

10.15		Amendment No. 5 to Credit Agreement, dated June 26, 2008, by and among American Commercial Lines LLC, Jeffboat LLC, and ACL Transportation Services LLC, and Wells Fargo Bank, National Association as administrative agent, Bank of America, N.A. and JPMorgan Chase Bank, N.A., as co-syndication agents, Fortis Capital Corp. and LaSalle Bank National Association as co-documentation agents, and Branch Banking and Trust Company, Fifth Third Bank, National City Bank, PNC Bank National Association, SunTrust Bank, U.S. Bank National Association, and Wachovia Bank, N.A. as syndicate members (Incorporated by reference to the Company’s Current Report on Form 8-K, filed on June 26, 2008)
10.16		2008 Omnibus Incentive Plan (Incorporated by reference to the Company’s Current Report on Form 8-K, filed on May 19, 2008)
10.17		Form of Non-Qualified Stock Option Agreement for Executives (Incorporated by reference to the Company’s Current Report on Form 8-K, filed on May 19, 2008)
10.18		Form of Non-Qualified Stock Option Agreement for Non-Executives (Incorporated by reference to the Company’s Current Report on Form 8-K, filed on May 19, 2008)
10.19		Form of Incentive Stock Option Agreement for Executives (Incorporated by reference to the Company’s Current Report on Form 8-K, filed on May 19, 2008)
10.20		Form of Incentive Stock Option Agreement for Non-Executives (Incorporated by reference to the Company’s Current Report on Form 8-K, filed on May 19, 2008)
10.21		Form of Restricted Stock Agreement (Incorporated by reference to the Company’s Current Report on Form 8-K, filed on May 19, 2008)
10.22		Form of Restricted Stock Unit Agreement (Incorporated by reference to the Company’s Current Report on Form 8-K, filed on May 19, 2008)
10	.23±	Letter Agreement, dated as of May 14, 2008, by and between American Commercial Lines LLC and William N. Whitlock (Incorporated by reference to the Company’s Current Report on Form 8-K, filed on August 7, 2008)
10	.24±	Employment Letter Agreement, dated as of April 25, 2008, by and between American Commercial Lines LLC and Dawn Landry (Incorporated by reference to the Company’s Current Report on Form 8-K, filed on August 7, 2008)
10	.25±	Form of Indemnification Agreement entered into between American Commercial Lines Inc. and each member of the Board of Directors. dated February 4, 2008, except as to Mr. Ryan dated July 2, 2008 (Incorporated by reference to the Company’s Current Report on Form 8-K, filed on August 7, 2008)
10	.26±	Third Amendment to Termination Benefits Agreement, dated as of December 24, 2008, among American Commercial Lines LLC and W. N. Whitlock
10	.27±	Letter Agreement, dated as of December 29, 2008, by and between American Commercial Lines LLC and Norb Whitlock
10.28		Form of Amendment No. 6 to Credit Agreement, dated as of February 20, 2009 (“Amendment No. 6”), which amended that certain Credit Agreement, dated as of April 27, 2007, (as amended, the “Credit Agreement”), by and among the Borrowers and Wells Fargo Bank, National Association as administrative agent, Bank of America, N.A. and JPMorgan Chase Bank, N.A., as co-syndication agents, Fortis Capital Corp. and Bank of America, N.A. (as successor to La Salle Bank National Association) as co-documentation agents, and the financial institutions party thereto from time to time (Incorporated by reference to the Company’s Current Report on Form 8-K/A, filed on June 8, 2009)
10.29		2009 Annual Incentive Plan (Incorporated by reference to the Company’s Current Report on Form 8-K,filed on April 3, 2009)
10.30		Form of Non-Qualified Stock Option Agreement for Executives (Incorporated by reference to the Company’s Current Report on Form 8-K, filed on April 3, 2009)
10.31		Form of Restricted Stock Unit Agreement (Incorporated by reference to the Company’s Current Report on Form 8-K, filed on April 3, 2009)

Exhibit
No.	Description

10.32	Form of Performance Based Restricted Stock Unit Agreement for Executives (Incorporated by reference to the Company’s Current Report on Form 8-K, filed on April 3, 2009)
10.33	Letter Agreement, dated as of November 2008, between American Commercial Lines Inc. and Richard W. Spriggle (Incorporated by reference to the Company Quarterly Report on Form 10-Q, filed May 8, 2009)
10.34	Confidential Severance Agreement and Release, dated as of June 30, 2009, between American Commercial Lines Inc. and W.N. Whitlock (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed on August 7, 2009)
10.35	Consulting Agreement, dated as of June 30, 2009, between American Commercial Lines Inc. and W.N. Whitlock (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed on August 7, 2009)
10.36	Credit Agreement, dated as of July 7, 2009, among Commercial Barge Line Company and certain of its direct wholly owned subsidiaries, Bank of America, N.A. as administrative agent, collateral agent and security trustee, the lending institutions from time to time party thereto, Banc of America Securities LLC, Wachovia Capital Markets, LLC, UBS Securities LLC and Suntrust Robinson Humphrey, Inc., as joint lead arrangers, Bank of America Securities LLC, Wachovia Capital Markets, LLC, UBS Securities LLC and Suntrust Robinson Humphrey, Inc., as joint book runners, Wells Fargo Foothill, LLC, as syndication agent, and UBS Securities LLC, Suntrust Bank and RBS Business Capital, as co-documentation agents (Incorporated by reference to the Registration Statement on Form S-4 of Commercial Barge Line Company and American Commercial Lines Inc., filed on October 2, 2009)
10.37	Intercreditor Agreement, dated as of July 7, 2009, among Bank of America, N.A. as administrative agent, collateral agent and security trustee, The Bank of New York Mellon Trust Company, N.A., Commercial Barge Line Company, American Commercial Lines LLC, ACL Transportation Services and Jeffboat LLC (Incorporated by reference to the Registration Statement on Form S-4 of Commercial Barge Line Company and American Commercial Lines Inc., filed on October 2, 2009)
10.38	Security Agreement, dated as of July 7, 2009, among The Bank of New York Mellon Trust Company, N.A., as collateral agent, Commercial Barge Line Company, American Commercial Lines Inc., American Commercial Lines LLC, Jeffboat LLC and ACL Transportation Services LLC (Incorporated by reference to the Registration Statement on Form S-4 of Commercial Barge Line Company and American Commercial Lines Inc., filed on October 2, 2009)
10.39	Pledge Agreement, dated as of July 7, 2009, among Commercial Barge Line Company, American Commercial Lines Inc., American Commercial Lines LLC, Jeffboat LLC and ACL Transportation Services LLC and The Bank of New York Mellon Trust Company, N.A., as collateral agent (Incorporated by Reference to the Registration Statement on Form S-4 of Commercial Barge Line Company and American Commercial Lines Inc., filed on October 2, 2009)
10.40	2010 Annual Incentive Plan (Incorporated by reference to the Company’s Current Report on Form 8-K, filed on February 18, 2010)
21.1	Subsidiaries*
23.1	Consent of Ernst & Young LLP*
31.1	CEO Certification Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002*
31.2	CFO Certification Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002*
32.1	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith

±	Management contract or compensatory plan or arrangement.