Form 10-Q
period 2010-03-31
AMERICAN COMMERCIAL LINES INC.
filed 2010-05-07
CIK 1324479

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☑     No ☐

As of April 23, 2010, there were 12,806,213 shares of the registrant’s common stock, par value $.01 per share, issued and outstanding.

AMERICAN COMMERCIAL LINES INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AMERICAN COMMERCIAL LINES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Quarter Ended March 31,
	2010	2009
	(Unaudited)
	(In thousands, except shares and per share amounts)

Revenues
Transportation and Services	$136,854	$157,471
Manufacturing	11,442	35,234

Revenues	148,296	192,705

Cost of Sales
Transportation and Services	123,052	140,066
Manufacturing	10,532	30,436

Cost of Sales	133,584	170,502

Gross Profit	14,712	22,203
Selling, General and Administrative Expenses	11,620	21,313

Operating Income	3,092	890

Other Expense (Income)
Interest Expense	9,853	8,531
Other, Net	(54)	(276)

Other Expense	9,799	8,255

Loss from Continuing Operations Before Income Taxes	(6,707)	(7,365)
Income Tax Benefit	(3,227)	(2,891)

Loss from Continuing Operations	(3,480)	(4,474)
Discontinued Operations, Net of Tax	—	(984)

Net Loss	$(3,480)	$(5,458)

Basic Loss per Common Share:
Loss from continuing operations	$(0.27)	$(0.35)
Loss from discontinued operations, net of tax	—	(0.08)

Basic Loss per Common Share	$(0.27)	$(0.43)

Loss per Common Share — Assuming Dilution:
Loss from continuing operations	$(0.27)	$(0.35)
Loss from discontinued operations, net of tax	—	(0.08)

Loss per Common Share — Assuming Dilution	$(0.27)	$(0.43)

Weighted Average Shares Outstanding
Basic	12,761,816	12,687,820

Diluted	12,761,816	12,687,820

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN COMMERCIAL LINES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2010	2009
	(Unaudited)
	(In thousands, except shares and per share amounts)

ASSETS
Current Assets
Cash and Cash Equivalents	$1,329	$1,198
Accounts Receivable, Net	67,028	93,295
Inventory	42,796	39,070
Deferred Tax Asset	3,640	3,791
Assets Held for Sale	—	3,531
Prepaid Expenses and Other Current Assets	22,718	23,879

Total Current Assets	137,511	164,764
Properties, Net	525,481	521,068
Investment in Equity Investees	4,484	4,522
Other Assets	31,555	33,536

Total Assets	$699,031	$723,890

LIABILITIES
Current Liabilities
Accounts Payable	$28,705	$34,163
Accrued Payroll and Fringe Benefits	11,486	18,283
Deferred Revenue	13,201	13,928
Accrued Claims and Insurance Premiums	12,459	16,947
Accrued Interest	6,055	13,098
Current Portion of Long Term Debt	114	114
Customer Deposits	1,000	1,309
Other Liabilities	27,089	31,825

Total Current Liabilities	100,109	129,667
Long Term Debt	356,749	345,419
Pension and Post Retirement Liabilities	31,967	31,514
Deferred Tax Liability	37,879	40,133
Other Long Term Liabilities	6,385	6,567

Total Liabilities	533,089	553,300

STOCKHOLDERS’ EQUITY
Common stock; authorized 50,000,000 shares at $.01 par value;
16,017,110 and 15,898,596 shares issued and outstanding as of March 31,
2010 and December 31, 2009, respectively	160	159
Treasury Stock 3,210,897 and 3,179,274 shares at March 31, 2010 and
December 31, 2009, respectively	(314,049)	(313,328)
Other Capital	299,213	299,486
Retained Earnings	180,382	183,862
Accumulated Other Comprehensive Income	236	411

Total Stockholders’ Equity	165,942	170,590

Total Liabilities and Stockholders’ Equity	$699,031	$723,890

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN COMMERCIAL LINES INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Quarter Ended March 31,
	2010	2009
	(Unaudited)
	(In thousands)

OPERATING ACTIVITIES
Net Loss	$(3,480)	$(5,458)
Adjustments to Reconcile Net Loss to Net Cash
Provided by Operating Activities:
Depreciation and Amortization	11,999	13,540
Debt Issuance Cost Amortization	1,326	2,203
Deferred Taxes	(2,091)	(875)
Gain on Property Dispositions/Impairment of Assets Held for Sale	(3,871)	(2,145)
Share-Based Compensation	107	2,906
Other Operating Activities	744	424
Changes in Operating Assets and Liabilities:
Accounts Receivable	23,965	45,934
Inventory	(3,500)	(396)
Other Current Assets	1,221	1,877
Accounts Payable	(2,038)	(22,831)
Accrued Interest	(6,981)	2,208
Other Current Liabilities	(17,131)	(12,277)

Net Cash Provided by Operating Activities	270	25,110
INVESTING ACTIVITIES
Property Additions	(15,554)	(8,422)
Proceeds from Property Dispositions	7,208	3,552
Proceeds from Government Grant	2,302	—
Other Investing Activities	(303)	(1,230)

Net Cash Used in Investing Activities	(6,347)	(6,100)
FINANCING ACTIVITIES
Revolving Credit Facility Borrowings	11,035	13,150
Bank Overdrafts on Operating Accounts	(3,421)	(6,988)
Debt Issue Costs	(107)	(21,181)
Tax Expense of Share-Based Compensation	(589)	(1,847)
Exercise of Stock Options	211	—
Acquisition of Treasury Stock	(721)	(374)
Other Financing Activities	(200)	—

Net Cash Provided by (Used in) Financing Activities	6,208	(17,240)
Net Increase in Cash and Cash Equivalents	131	1,770
Cash and Cash Equivalents at Beginning of Period	1,198	1,217

Cash and Cash Equivalents at End of Period	$1,329	$2,987

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN COMMERCIAL LINES INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

						Accumulated
						Other
	Common Stock		Treasury	Other	Retained	Comprehensive
	Shares	Amount	Stock	Capital	Earnings	Income (Loss)	Total
	(Unaudited)
	(Shares and dollars in thousands)

Balance at December 31, 2009	12,719	$159	$(313,328)	$299,486	$183,862	$411	$170,590
Share-based Compensation	—	—	—	107	—	—	107
Tax Expense of Share-based Compensation	—	—	—	(589)	—	—	(589)
Exercise of Stock Options	—	—	—	211	—	—	211
Issuance of Restricted Stock Units and Performances Shares	119	1	—	(1)	—	—	—
Acquisition of Treasury Stock	(32)	—	(721)	—	—	—	(721)
Comprehensive Loss:
Net Loss	—	—	—	—	(3,480)	—	(3,480)
Net change in fuel swaps designated as cash flow hedging instrument, net of tax	—	—	—	—	—	(175)	(175)
Other	—	—	—	(1)	—	—	(1)

Total Comprehensive Loss	—	$—	$—	$(1)	$(3,480)	$(175)	$(3,656)

Balance at March 31, 2010	12,806	$160	$(314,049)	$299,213	$180,382	$236	$165,942

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

The operations of the Company include barge transportation together with related port services along the Inland Waterways, which consists of the Mississippi River System, its connecting waterways and the Gulf Intracoastal Waterway (the “Inland Waterways”), and marine equipment manufacturing. Barge transportation accounts for the majority of the Company’s revenues and includes the movement of liquid, grain, bulk products, coal and steel in the United States. The Company has long term contracts with many of its customers. Manufacturing of marine equipment is provided to customers in marine transportation and other related industries in the United States. The Company also has a significantly smaller operation engaged in naval architecture and engineering.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. As such, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The condensed consolidated balance sheet as of December 31, 2009 has been derived from the audited consolidated balance sheet at that date. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Some of the significant estimates underlying these financial statements include percentages of completion on certain vessels produced by the manufacturing segment, reserves for doubtful accounts, obsolete and slow moving inventories, amounts of pension and post-retirement liabilities, incurred but not reported medical claims, insurance claims and related receivable amounts, deferred tax liabilities, assets held for sale, environmental liabilities, valuation allowances related to deferred tax assets, expected forfeitures of share-based compensation, estimates of future cash flows used in impairment evaluations, liabilities for unbilled marine repair, harbor and towing services, estimated sub-lease recoveries and depreciable lives of long-lived assets.

In the opinion of management, for all periods presented, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim periods presented herein are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. Our quarterly revenues and profits historically have been lower during the first six months of the year and higher in the last six months of the year due primarily to the timing of the North American grain harvest and seasonal weather patterns.

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

ASU No. 2009-05, issued in August 2009, represents an amendment to ASC Section 820, “Fair Value Measurements and Disclosures,” concerning measuring liabilities at fair value. The update clarifies that in circumstances where there is not a quoted price in an active market for an identical liability, fair value of a liability is to be measured using one or more of the following techniques: use of a quoted price of an identical liability when traded as an asset, use of a quoted price for a similar liability or a similar liability traded as an asset or another valuation technique consistent with ASC Section 820 such as an income approach (present valuation) or a market approach. The ASU is effective in the first reporting period after its issuance. This ASU did not have a material impact on the Company.

ASU No. 2010-06, issued in January 2010, represents an amendment to ASC Section 820, “Fair Value Measurements and Disclosures” requiring new disclosures regarding 1) transfers in and out of level 1 and 2 (fair values based on active markets for identical or similar investments respectively) and 2) purchases, sales, issuances and settlements, roll-forwards of level 3 (fair value based on unobservable inputs) investments. The ASU also amends required levels of disaggregation of asset classes and expands information required as to inputs and valuation techniques for recurring and non-recurring level 2 and 3 measurements. With the exception of the disclosures in 2 above, the new disclosures will become effective for interim and annual reporting periods beginning after December 15, 2009. Items in 2 above become effective one year later. Although it will expand the Company’s disclosures the change will not have a material effect on the Company.

For further information, refer to the consolidated financial statements and footnotes thereto, included in the Company’s annual filing on Form 10-K filed with the Securities and Exchange Commission (“SEC”) for the year ended December 31, 2009.

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

Accumulated other comprehensive income as of March 31, 2010 and December 31, 2009, consists of the following.

	March 31,	Dec. 31,
	2010	2009

Minimum pension liability, net of $2,847 tax benefit	$(4,748)	$(4,748)
Minimum post retirement liability, net of $1,745 tax provision	2,909	2,909
Gain on fuel hedge, net of tax provision of $1,628 and $1,791, respectively.	2,075	2,250

	$236	$411

Note 3.	Earnings Per Share

Per share data is based upon the average number of shares of common stock of ACL par value $.01 per share (“Common Stock”), outstanding during the relevant period. Basic earnings per share are calculated using only the weighted average number of issued and outstanding shares of Common Stock. In periods with reported net income from continuing operations, diluted earnings per share, as calculated under the treasury stock method, includes the average number of shares of additional Common Stock issuable for all dilutive stock options, restricted stock units and performance share units whether or not currently exercisable.

During the first quarter of 2010 average outstanding stock options were 459,845, average outstanding restricted stock units were 331,551 and average outstanding performance share units were 10,655. Due to the net loss in the periods ended March 31, 2010 and 2009, any potentially dilutive securities have been excluded from the computation as they would have an anti-dilutive impact.

Performance share units are generally issued to certain senior management personnel each year. These units contain specific long-term performance-based criteria which must be met prior to the vesting of the awards. For all grants issued through 2008, either the performance criteria were met, resulting in vesting of the full grant, or not met, resulting in forfeiture of the full grant. Prior to the grant of performance share units in 2009, the Compensation Committee of the Board of Directors revised the methodology for payment which will allow for graded vesting of future grants. Under these changed criteria no vesting occurs if performance against the established three-year target is below an 80% achievement level. Performance at 120% of the three-year target results in 100% vesting of the grant. At the end of each period the cumulative performance against the long-term, performance-based criteria of each outstanding grant is separately evaluated based on performance-to-date applicable to each award to determine if the grant should be included in the computation of diluted earnings per share-based on probability of vesting. Performance shares issued in 2008 and 2009 were not considered probable of vesting in the periods presented, and if considered probable would have been otherwise excluded due to net losses in the periods presented.

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted average number of shares used in computing basic and diluted loss per common share from the net loss as presented on the face of the condensed consolidated statement of operations.

	Quarter Ended March 31,
	2010	2009

Weighted average common shares outstanding (used to calculate basic earnings per share)	12,761,816	12,687,820
Shares if all dilutive potential common shares outstanding during the period were exercised(1)	—	—

Shares used to calculate diluted EPS	12,761,816	12,687,820

(1)	Due to strike prices in excess of market, 250,000 and 151,000 non-qualified stock options are anti-dilutive in 2010 and 2009, respectively.

Note 4.	Debt

	March 31,	December 31,
	2010	2009

Revolving Credit Facility	$165,553	$154,518
2017 Senior Notes	200,000	200,000
Less Original Issue Discount	(8,804)	(9,099)
Elliott Bay Note	114	114

Total Debt	356,863	345,533
Less Current Portion of Long Term Debt	114	114

Long Term Debt	$356,749	$345,419

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

The current Notes and Credit Facility have no maintenance covenants unless borrowing availability is generally less than $68,250. This is approximately $155,000 less than the availability at March 31, 2010. Should the springing covenants be triggered, the computation of the leverage calculation includes only first lien senior debt, excluding debt under the Notes. The Notes and Credit Facility also provide flexibility to execute sale leasebacks, sell assets, and issue additional debt to raise additional funds. In addition the Notes and Credit Facility place no restrictions on capital spending, but do prohibit the payment of dividends.

The Notes were offered in accordance with Rule 144A under the Securities Act of 1933, as amended, to purchasers in the United States and in accordance with Regulation S under the Securities Act to purchasers outside of the United States. The Notes were subsequently registered under the Securities Act and the exchange offer was completed on January 22, 2010. At March 31, 2010 the fair value of the Notes was approximately $210,200. The fair value of the Credit Facility and Elliott Bay note approximates book value.

During all periods presented the Company has been in compliance with the respective covenants contained in its credit agreements.

The Elliott Bay note bears interest at 5.5% per annum and the remaining amount at March 31, 2010, is payable on final resolution of potential holdbacks expected to be resolved in less than one year. A payment of $450 was made on this note during the quarter ended March 31, 2009. The note was part of the consideration given in the purchase of the entities.

Note 5.	Inventory

Inventory is carried at the lower of cost (based on a weighted average method) or market and consists of the following.

	March 31,	December 31,
	2010	2009

Raw Materials	$9,152	$5,142
Work in Process	10,887	12,230
Parts and Supplies	22,757	21,698

	$42,796	$39,070

Note 6.	Income Taxes

ACL’s operating entities include three single member limited liability companies that are owned by a corporate parent, and are subject to U.S. federal and state income taxes on a combined basis.

The effective tax rate on income from continuing operations before income taxes was 48.1% and 39.3% for the three months ended March 31, 2010 and 2009 respectively. The rate in 2009 approximates the U.S. federal and state statutory rates after considering the deductibility of state income taxes. The higher rate in 2010 is due to the significance of permanent differences to pre-tax income in that year.

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7.	Employee Benefit Plans

A summary of the pension and post-retirement plan components follows.

	Quarter Ended
	March 31,
	2010	2009

Pension Components:
Service cost	$1,200	$1,342
Interest cost	2,590	2,486
Expected return on plan assets	(3,130)	(3,095)
Amortization of unrecognized losses	15	14

Net periodic benefit cost	$675	$747

Post-retirement Components:
Service cost	$5	$5
Interest cost	87	104
Amortization of net gain	(270)	(184)
Adjustment for prior benefit payment overstatement	—	27

Net periodic benefit cost	$(178)	$(48)

Note 8.	Business Segments

ACL has two significant reportable business segments: transportation and manufacturing. The caption “All other segments” currently consists of our architectual design services company, which is much smaller than either the transportation or manufacturing segment. ACL’s transportation segment includes barge transportation operations and fleeting facilities that provide fleeting, shifting, cleaning and repair services at various locations along the Inland Waterways. The manufacturing segment constructs marine equipment for external customers as well as for ACL’s transportation segment. All of the Company’s international operations, civil construction and environmental consulting services are excluded from segment disclosures due to the reclassification of those operations to discontinued operations.

Management evaluates performance based on segment earnings, which is defined as operating income. The accounting policies of the reportable segments are consistent with those described in the summary of significant accounting policies described in the Company’s filing on Form 10-K for the year ended December 31, 2009. Intercompany sales are transferred at fair market value and intersegment profit is eliminated upon consolidation.

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reportable segments are business units that offer different products or services. The reportable segments are managed separately because they provide distinct products and services to internal and external customers.

Statement of Operating Income by Reportable Segment

	Reportable Segments		All Other	Intersegment
	Transportation	Manufacturing	Segments(1)	Eliminations	Total

Quarter Ended March 31, 2010
Total revenue	$135,064	$25,485	$1,932	$(14,185)	$148,296
Intersegment revenues	142	14,043	—	(14,185)	—

Revenue from external customers	134,922	11,442	1,932	—	148,296
Operating expense
Materials, supplies and other	49,821	—	—	—	49,821
Rent	5,238	—	—	—	5,238
Labor and fringe benefits	29,039	—	—	—	29,039
Fuel	27,887	—	—	—	27,887
Depreciation and amortization	11,074	—	—	—	11,074
Taxes, other than income taxes	3,118	—	—	—	3,118
Gain on disposition of equipment	(3,871)	—	—	—	(3,871)
Cost of goods sold	—	10,532	746	—	11,278

Total cost of sales	122,306	10,532	746	—	133,584
Selling, general & administrative	9,807	664	1,149	—	11,620

Total operating expenses	132,113	11,196	1,895	—	145,204

Operating income	$2,809	$246	$37	$—	$3,092

	Reportable Segments		All Other	Intersegment
	Transportation	Manufacturing	Segments(1)	Eliminations	Total

Quarter ended March 31, 2009
Total revenue	$155,487	$36,868	$2,049	$(1,699)	$192,705
Intersegment revenues	—	1,634	65	(1,699)	—

Revenue from external customers	155,487	35,234	1,984	—	192,705
Operating expense
Materials, supplies and other	56,823	—	—	—	56,823
Rent	5,575	—	—	—	5,575
Labor and fringe benefits	31,153	—	—	—	31,153
Fuel	32,316	—	—	—	32,316
Depreciation and amortization	12,135	—	—	—	12,135
Taxes, other than income taxes	3,511	—	—	—	3,511
Gain on disposition of equipment	(2,104)	—	—	—	(2,104)
Cost of goods sold	—	30,436	657	—	31,093

Total cost of sales	139,409	30,436	657	—	170,502
Selling, general & administrative	19,435	672	1,206	—	21,313

Total operating expenses	158,844	31,108	1,863	—	191,815

Operating (loss) income	$(3,357)	$4,126	$121	$—	$890

(1)	Financial data for segments below the reporting thresholds is attributable to a segment that provides architectural design services that was acquired in the fourth quarter 2007.

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9.	Financial Instruments and Risk Management

ACL has price risk for fuel not covered by contract escalation clauses and in time periods from the date of price changes until the next monthly or quarterly contract reset. This price risk includes spot contracts and certain contracts which do not contain or contain less than comprehensive fuel adjustment clauses. From time to time ACL has utilized derivative instruments to manage volatility in addition to contracted rate adjustment clauses. All open fuel price swaps are with commercial banks. In the first quarter 2010 settlements occurred on contracts for 5,301,663 gallons at a net gain of $981. For the same period in 2009 a net loss of $4,857 on 2,795,000 gallons was recorded as an increase to fuel expense, a component of cost of sales, as the fuel was used. The fair values of unsettled fuel price swaps are listed in the following table. These derivative instruments have been designated and accounted for as cash flow hedges, and to the extent of their effectiveness, changes in fair value of the hedged instrument will be accounted for through other comprehensive income until the fuel hedged is used at which time the gain or loss on the hedge instruments will be recorded as fuel expense (cost of sales). Hedge ineffectiveness is recorded in income as incurred.

		Fair Value of
		Measurements at
		Reporting Date Using
		Markets for Identical
Description	3/31/2010	Assets (Level 1)

Fuel Price Swaps	$4,344	$4,344

At March 31, 2010, the fair value of the financial instruments is recorded as a net receivable of $4,344 in the consolidated balance sheet and as a net of tax deferred gain in other comprehensive income in the consolidated balance sheet less hedge ineffectiveness. Hedge ineffectiveness resulted in an increase to fuel expense of $97 in the first quarter 2010. The fair value of the fuel price swaps is based on quoted market prices. The fuel price swap contracts extend through June 2011. Substantially all of the deferred gain is expected to be reclassified into earnings in the next twelve months. The Company may increase the quantity hedged or add additional months based upon active monitoring of fuel pricing outlooks by the management team.

	Gallons	Dollars

Fuel Price Swaps at December 31, 2009	17,928	$4,779
1st Quarter 2009 Fuel Hedge Expense	(5,302)	(981)
1st Quarter 2009 Changes	3,001	546

Fuel Price Swaps at March 31, 2010	15,627	$4,344

Note 10.	Contingencies

A number of legal actions are pending against ACL in which claims are made in substantial amounts. While the ultimate results of pending litigation cannot be predicted with certainty, management does not currently expect that resolution of these matters will have a material adverse effect on ACL’s consolidated statements of operations, balance sheets and cash flows.

On July 23, 2008, a tank barge owned by American Commercial Lines LLC, an indirect wholly-owned subsidiary of the Company, that was being towed by DRD Towing Company, L.L.C., of Harvey, LA, an independent towing contractor, was involved in a collision with the motor vessel Tintomara at Mile Marker 97 of the Mississippi River in the New Orleans area. While the cost of cleanup operations and other potential liabilities are significant, the Company believes it has satisfactory insurance coverage and other legal remedies to cover substantially all of the cost. The Company paid $850 in retention amounts under our insurance policies in the third quarter of 2008. If our insurance companies refuse to continue to fund the cleanup or other liabilities associated with the claims, the Company may have to pay such expenses and seek reimbursement from the insurance companies. Given the preliminary stage of the litigation, the Company is unable to determine the amount of loss, if any, the Company will

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

incur and the impact, if any, the incident and related litigation will have on the financial condition or results of operations of the Company.

As of March 31, 2010, the Company was involved in several matters relating to the investigation or remediation of locations where hazardous materials have or might have been released or where the Company or our vendors have arranged for the disposal of wastes. These matters include situations in which the Company has been named or is believed to be a potentially responsible party (“PRP”) under applicable federal and state laws. The Company has approximately $39 accrued for potential costs related to these matters.

At March 31, 2010, approximately 575 employees of the Company’s manufacturing segment were represented by a labor union under a contract that expired in April 2010. The Company was initially not able to reach agreement on renewal terms and the employees struck beginning on April 2, 2010. The first quarter was not impacted by the labor strike at Jeffboat. On May 2, 2010, the Company and the union reached agreement on a new three year agreement which will expire on April 1, 2013. Costs related to the strike are not expected to be material to the Company’s 2010 second quarter or full year results. The Company believes that the new contract will allow the manufacturing facility to be competitive.

At March 31, 2010, approximately 25 positions at ACL Transportation Services LLC’s terminal operations in St. Louis, Missouri, are represented by the International Union of United Mine Workers of America, District 12-Local 2452 (“UMW”), under a collective bargaining agreement that expires December 2010, having been signed on July 16, 2008.

Note 11.	Exit Activities

During 2009 ACL announced several cost reduction initiatives. Through reduction in force actions and non-replacement of terminating employees, the Company’s land-based salaried headcount was reduced by more than 23% during 2009. Charges of $3,194 were recorded as a component of selling, general and administrative expense in 2009 related to these actions. Affected employees received their separation pay in equal semi-monthly installments. The number of weeks paid to each employee was determined based on tenure with the Company. At March 31, 2010, the remaining liability was insignificant. In March 2009 the Company consolidated the majority of the activities that had been performed at the ACL sales office in Houston, Texas to the Jeffersonville, Indiana headquarters office. As a result of this decision the Company incurred an estimated $3,655 in costs representing the expected non-cash write-off of leasehold improvements and the estimated net lease exposure related to the former facility. The accrual is recorded in Other Current Liabilities in the accompanying condensed consolidated balance sheet at March 31, 2010 and December 31, 2009.

Note 12.	Share-Based Compensation

During the quarter ended March 31, 2010 the following share-based awards were issued to directors and employees under the American Commercial Lines Inc. 2008 Omnibus Stock Incentive Plan (“Stock Incentive Plan”): stock options for 110,451 shares with an average strike price of $22.01, 121,476 restricted stock units and 28,413 performance shares. The terms of all of the awards were essentially the same as prior grants under the Stock Incentive Plan and the American Commercial Lines Equity Award Plan for Employees, Officers and Directors (“Equity Award Plan,” and together with the Stock Incentive Plan “the Plans”). The fair value of the restricted stock units and performance shares was $22.01, the closing price on the date of grant. Stock option grant date fair values are determined at the dates of grant using a Black-Scholes option pricing model, a closed-form fair value model, based on market prices at the date of grant. The dividend yield, weighted average risk-free interest rate, expected term and volatility were respectively 0.0%, 2.7%, 6 years, and 175.7% for the majority of the issued options. Certain options issued to the Board have a slightly shorter expected term. Options granted had a computed average fair value of $14.15 per option. Also during the quarter, 312 previously granted performance shares and 93,274 restricted stock units vested and 24,928 stock options were exercised. Stock compensation expense equal to the fair value at grant date less a forfeiture estimate is recorded on a straight-line basis over the vesting period. Adjustments

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to estimated forfeiture rates are made when actual results are known, generally when awards are fully earned. Adjustments to estimated forfeitures for awards not fully vested occur when significant changes in turnover rates become evident. Prior to 2009 share-based awards were made to essentially all employees. Since 2009 the Company has restructured its compensation plans and share-based awards have been granted to a significantly smaller group of salaried employees. This change, adjustments to actual forfeiture rates for fully earned awards and changes to prospective forfeiture rates for unvested awards reduced the amount of share-based compensation in the first quarter of 2010.

Note 13.	Acquisitions and Dispositions

On November 30, 2009, ACL sold its investment in Summit Contracting, LLC (“Summit”). The operating results of Summit have been reclassified to Discontinued Operations in the accompanying consolidated condensed statements of operations.

ACL continues to compare current and anticipated boat power needs to its existing fleet. From time to time boats are reclassified into assets held for sale. Boats are reclassified out of held for sale when either 1) active marketing of the vessel ceased when it could not be sold for fair value or 2) operating strategy was changed dictating a reexamination of operating and surplus boats. Both of these are expected to be rare in occurrence. Boats placed in held for sale are recorded as a current asset on the accompanying condensed consolidated balance sheet. A progression of the number of boats in held for sale status and of the balance in held for sale is as follows.

		Number of
	Amount	Boats

Balance at January 1, 2009	$4,577	12
1st Quarter 2009 Sales	(908)	(2)
2nd Quarter 2009 Returned to Service	(325)	(1)
3rd Quarter 2009 Additions to Held for Sale	752	10
3rd Quarter 2009 Returned to Service	(1,874)	(4)
4th Quarter 2009 Additions to Held for Sale	1,726	2
4th Quarter 2009 Sales	(417)	(4)

Balance at December 31, 2009	3,531	13
1st Quarter 2010 Sales	(2,838)	(12)
1st Quarter 2010 Returned to Service	(693)	(1)

Balance at March 31, 2010	$—	—

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14.	Debtor Guarantor Financial Statements

The following supplemental financial information sets forth on a combined basis, combining balance sheets at March 31, 2010 and December 31, 2009 and statements of operations and cash flows for the guarantors and non-guarantor subsidiaries of the Company’s revolving credit facility and Senior Notes due 2017 for the three month periods ended March 31, 2010 and March 31, 2009.

Combining Statement of Operations for the Quarter Ended March 31, 2010

	Parent		Subsidiary	Non-		Combined
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Totals
	(Unaudited)
	(In thousands)

Revenues
Transportation and Services	$—	$—	$134,922	$1,932	$—	$136,854
Manufacturing	—	—	11,442	—	—	11,442

Revenues	—	—	146,364	1,932	—	148,296

Cost of Sales
Transportation and Services	—	—	122,306	746	—	123,052
Manufacturing	—	—	10,532	—	—	10,532

Cost of Sales	—	—	132,838	746	—	133,584

Gross Profit	—	—	13,526	1,186	—	14,712
Selling, General and Administrative Expenses	—	107	10,364	1,149	—	11,620

Operating (Loss) Income	—	(107)	3,162	37	—	3,092

Other Expense (Income)
Interest Expense	—	6,726	3,127	—	—	9,853
Other, Net	3,480	(126)	(55)	—	(3,353)	(54)

Other Expense	3,480	6,600	3,072	—	(3,353)	9,799

(Loss) Income from Continuing Operations
Before Taxes	(3,480)	(6,707)	90	37	3,353	(6,707)
Income Tax Benefit	—	(3,227)	—	—	—	(3,227)

(Loss) Income from Continuing Operations	(3,480)	(3,480)	90	37	3,353	(3,480)
Discontinued Operations , Net of Tax	—	—	—	—	—	—

Net (Loss) Income	$(3,480)	$(3,480)	$90	$37	$3,353	$(3,480)

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Combining Statement of Operations for the Quarter Ended March 31, 2009

	Parent		Subsidiary	Non-		Combined
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Totals
	(Unaudited)
	(In thousands)

Revenues
Transportation and Services	$—	$—	$155,487	$2,049	$(65)	$157,471
Manufacturing	—	—	35,234	—	—	35,234

Revenues	—	—	190,721	2,049	(65)	192,705

Cost of Sales
Transportation and Services	—	—	139,409	722	(65)	140,066
Manufacturing	—	—	30,436	—	—	30,436

Cost of Sales	—	—	169,845	722	(65)	170,502

Gross Profit	—	—	20,876	1,327	—	22,203
Selling, General and Administrative Expenses	—	79	20,028	1,206	—	21,313

Operating (Loss) Income	—	(79)	848	121	—	890

Other Expense (Income)
Interest Expense	—	—	8,531	—	—	8,531
Debt Retirement Expenses	—	—	—	—	—	—
Other, Net	5,458	8,904	(273)	(1)	(14,364)	(276)

Other Expense	5,458	8,904	8,258	(1)	(14,364)	8,255

(Loss) Income from Continuing Operations Before Taxes	(5,458)	(8,983)	(7,410)	122	14,364	(7,365)
Income Tax (Benefit)	—	(2,912)	—	21	—	(2,891)

(Loss) Income from Continuing Operations	(5,458)	(6,071)	(7,410)	101	14,364	(4,474)
Discontinued Operations, Net of Tax	—	613	—	(1,597)	—	(984)

Net Loss	$(5,458)	$(5,458)	$(7,410)	$(1,496)	$14,364	$(5,458)

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Combining Balance Sheet at March 31, 2010

	Parent		Subsidiary	Non-		Combined
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Totals
	(Unaudited)
	(In thousands)

ASSETS
Current Assets
Cash and Cash Equivalents	$—	$—	$875	$454	$—	$1,329
Accounts Receivable, Net	(37,754)	105,617	(9,521)	8,686	—	67,028
Inventory	—	—	42,796	—	—	42,796
Deferred Tax Asset	—	3,640	—	—	—	3,640
Assets Held for Sale	—	—	—	—	—	—
Prepaid Expense and Other Current Assets	—	—	22,527	191	—	22,718

Total Current Assets	(37,754)	109,257	56,677	9,331	—	137,511
Properties, Net	—	—	525,247	234	—	525,481
Investment in Subsidiaries	203,696	322,705	1,695	—	(528,096)	—
Investment in Equity Investees	—	—	4,484	—	—	4,484
Other Assets	—	5,323	22,104	4,128	—	31,555

Total Assets	$165,942	$437,285	$610,207	$13,693	$(528,096)	$699,031

LIABILITIES
Current Liabilities
Accounts Payable	$—	$1	$28,631	$73	$—	$28,705
Accrued Payroll and Fringe Benefits	—	—	10,903	583	—	11,486
Deferred Revenue	—	—	13,201	—	—	13,201
Accrued Claims and Insurance Premiums	—	—	12,459	—	—	12,459
Accrued Interest	—	5,208	847	—	—	6,055
Current Portion of Long Term Debt	—	—	—	114	—	114
Customer Deposits	—	—	1,000	—	—	1,000
Other Liabilities	—	(695)	27,741	43	—	27,089

Total Current Liabilities	—	4,514	94,782	813	—	100,109
Long Term Debt	—	191,196	165,553	—	—	356,749
Pension and Post Retirement Liabilities	—	—	31,967	—	—	31,967
Deferred Tax Liability	—	37,879	—	—	—	37,879
Other Long Term Liabilities	—	—	6,372	13	—	6,385

Total Liabilities	—	233,589	298,674	826	—	533,089

STOCKHOLDERS’ EQUITY
Common stock	160	—	—	—	—	160
Treasury Stock	(314,049)	—	—	—	—	(314,049)
Other Capital	299,213	23,078	1,608	25,747	(50,433)	299,213
Retained Earnings	180,382	180,382	309,163	(12,880)	(476,665)	180,382
Accumulated Other Comprehensive Income	236	236	762	—	(998)	236

Total Stockholders’ Equity	165,942	203,696	311,533	12,867	(528,096)	165,942

Total Liabilities and Stockholders’ Equity	$165,942	$437,285	$610,207	$13,693	$(528,096)	$699,031

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Combining Balance Sheet at December 31, 2009

	Parent		Subsidiary	Non-		Combined
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Totals
			(In thousands)

ASSETS
Current Assets
Cash and Cash Equivalents	$—	$—	$940	$258	$—	$1,198
Accounts Receivable, Net	(37,351)	118,850	1,932	9,864	—	93,295
Inventory	—	—	39,070	—	—	39,070
Deferred Tax Asset	—	3,791	—	—	—	3,791
Assets Held for Sale	—	—	3,531	—	—	3,531
Prepaid Expense and Other Current Assets	—	(1)	23,673	207	—	23,879

Total Current Assets	(37,351)	122,640	69,146	10,329	—	164,764
Properties, Net	—	—	520,825	243	—	521,068
Investment in Subsidiaries	207,941	322,917	1,694	—	(532,552)	—
Investment in Equity Investees	—	—	4,522	—	—	4,522
Other Assets	—	5,399	23,971	4,166	—	33,536

Total Assets	$170,590	$450,956	$620,158	$14,738	$(532,552)	$723,890

LIABILITIES
Current Liabilities
Accounts Payable	$—	$16	$33,424	$723	$—	$34,163
Accrued Payroll and Fringe Benefits	—	—	17,331	952	—	18,283
Deferred Revenue	—	—	13,928	—	—	13,928
Accrued Claims and Insurance Premiums	—	—	16,947	—	—	16,947
Accrued Interest	—	12,014	1,084	—	—	13,098
Current Portion of Long Term Debt	—	—	—	114	—	114
Customer Deposits	—	—	1,309	—	—	1,309
Other Liabilities	—	(49)	31,768	106	—	31,825

Total Current Liabilities	—	11,981	115,791	1,895	—	129,667
Long Term Debt	—	190,901	154,518	—	—	345,419
Pension and Post Retirement Liabilities	—	—	31,514	—	—	31,514
Deferred Tax Liability	—	40,133	—	—	—	40,133
Other Long Term Liabilities	—	—	6,554	13	—	6,567

Total Liabilities	—	243,015	308,377	1,908	—	553,300

STOCKHOLDERS’ EQUITY
Common stock	159	—	—	—	—	159
Treasury Stock	(313,328)	—	—	—	—	(313,328)
Other Capital	299,486	23,668	1,607	25,747	(51,022)	299,486
Retained Earnings	183,862	183,862	309,074	(12,917)	(480,019)	183,862
Accumulated Other Comprehensive Income	411	411	1,100	—	(1,511)	411

Total Stockholders’ Equity	170,590	207,941	311,781	12,830	(532,552)	170,590

Total Liabilities and Stockholders’ Equity	$170,590	$450,956	$620,158	$14,738	$(532,552)	$723,890

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Combining Statement of Cash Flows for the Quarter Ended March 31, 2010

	Parent		Subsidiary	Non-		Combined
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Totals
	(Unaudited)
	(In thousands)

OPERATING ACTIVITIES:
Net (Loss) Income	$(3,480)	$(3,480)	$90	$37	$3,353	$(3,480)
Adjustments to Reconcile Net (Loss) Income to Net Cash
Provided by (Used in) Operating Activities:
Depreciation and Amortization	—	—	11,915	84	—	11,999
Debt Issuance Cost Amortization	—	477	849	—	—	1,326
Deferred Taxes	—	(2,091)	—	—	—	(2,091)
Gain on Property Dispositions	—	—	(3,871)	—	—	(3,871)
Share Based Compensation	—	—	99	8	—	107
Net (Loss) Income of Subsidiaries	3,480	(127)	—	—	(3,353)	—
Other Operating Activities	—	—	744	—	—	744
Changes in Operating Assets and Liabilities
Accounts Receivable, Net	510	13,233	9,072	1,150	—	23,965
Inventory	—	—	(3,500)	—	—	(3,500)
Other Current Assets	—	150	1,056	15	—	1,221
Accounts Payable	—	(15)	(1,373)	(650)	—	(2,038)
Accrued Interest	—	(6,805)	(176)	—	—	(6,981)
Other Current Liabilities	—	(646)	(16,052)	(433)	—	(17,131)

Net Cash Provided by (Used in) Operating Activities	510	696	(1,147)	211	—	270

INVESTING ACTIVITIES:
Property Additions	—	—	(15,539)	(15)	—	(15,554)
Proceeds from Property Dispositions	—	—	7,208	—	—	7,208
Proceeds from Government Grant	—	—	2,302	—	—	2,302
Other Investing Activities	—	—	(303)	—	—	(303)

Net Cash Used by Investing Activities	—	—	(6,332)	(15)	—	(6,347)

FINANCING ACTIVITIES:
Revolving Credit Facility Borrowings	—	—	11,035	—	—	11,035
Bank Overdrafts on Operating Accounts	—	—	(3,421)	—	—	(3,421)
Debt Issue Costs	—	(107)	—	—	—	(107)
Tax Expense of Share-Based Compensation	—	(589)	—	—	—	(589)
Exercise of Stock Options	211	—	—	—	—	211
Acquisition of Treasury Stock	(721)	—	—	—	—	(721)
	—	—	(200)	—	—	(200)

Net Cash (Used in) Provided by Financing Activities	(510)	(696)	7,414	—	—	6,208

Net (Decrease) Increase in Cash and Cash Equivalents	—	—	(65)	196	—	131
Cash and Cash Equivalents at Beginning of Period	—	—	940	258	—	1,198

Cash and Cash Equivalents at End of Period	$—	$—	$875	$454	$—	$1,329

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Combining Statement of Cash Flows for the Quarter Ended March 31, 2009

	Parent		Subsidiary	Non-		Combined
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Totals
	(Unaudited)
	(In thousands)

OPERATING ACTIVITIES:
Net Loss	$(5,458)	$(5,458)	$(7,410)	$(1,496)	$14,364	$(5,458)
Adjustments to Reconcile Net Loss to Net Cash
Provided by Operating Activities:
Depreciation and Amortization	—	—	13,001	539	—	13,540
Debt Issuance Cost Amortization	—	—	2,203	—	—	2,203
Deferred Taxes	—	(875)	—	—	—	(875)
Gain on Property Dispositions/Impairment of Assets Held for Sale	—	—	(2,145)	—	—	(2,145)
Share Based Compensation	—	—	2,796	110	—	2,906
Net (Loss) Income from Subsidiaries	5,458	7,309	1,597	—	(14,364)	—
Other Operating Activities	—	—	424	—	—	424
Changes in Operating Assets and Liabilities
Accounts Receivable, Net	374	1,642	36,007	7,911	—	45,934
Inventory	—	—	(396)	—	—	(396)
Other Current Assets	—	(636)	2,771	(258)	—	1,877
Accounts Payable	—	—	(17,190)	(5,641)	—	(22,831)
Accrued Interest	—	—	2,250	(42)	—	2,208
Other Current Liabilities	—	(135)	(11,126)	(1,016)	—	(12,277)

Net Cash Provided by Operating Activities	374	1,847	22,782	107	—	25,110

INVESTING ACTIVITIES:
Property Additions	—	—	(8,426)	4	—	(8,422)
Proceeds from Property Dispositions	—	—	3,552	—	—	3,552
Other Investing Activities	—	—	(1,230)	—	—	(1,230)

Net Cash Used in Investing Activities	—	—	(6,104)	4	—	(6,100)

FINANCING ACTIVITIES:
Current Revolving Credit Facility Borrowings	—	—	13,150	—	—	13,150
Bank Overdrafts on Operating Accounts	—	—	(6,988)	—	—	(6,988)
Debt Amendment Fees	—	—	(21,181)	—	—	(21,181)
Tax Expense of Share-Based Compensation	—	(1,847)	—	—	—	(1,847)
Acquisition of Treasury Stock	(374)	—	—	—	—	(374)

Net Cash Used in Financing Activities	(374)	(1,847)	(15,019)	—	—	(17,240)

Net Increase in Cash and Cash Equivalents	—	—	1,659	111	—	1,770
Cash and Cash Equivalents at Beginning of Period	—	—	704	513	—	1,217

Cash and Cash Equivalents at End of Period	$—	$—	$2,363	$624	$—	$2,987

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“MD&A”)

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

Results of Operations.  This section provides an analysis of the Company’s results of operations for the three months ended March 31, 2010 compared to the results of operations for the three months ended March 31, 2009.

Liquidity and Capital Resources.  This section provides an overview of the Company’s sources of liquidity, a discussion of the Company’s debt that existed as of March 31, 2010 and an analysis of the Company’s cash flows for the three months ended March 31, 2010 and March 31, 2009.

Changes in Accounting Standards.  This section describes certain changes in accounting and reporting standards applicable to the Company.

Critical Accounting Policies.  This section describes any significant changes in accounting policies that are considered important to the Company’s financial condition and results of operations, require significant judgment and require estimates on the part of management in application from those previously described in the Company’s filing on Form 10-K for the year ended December 31, 2009. The Company’s significant accounting policies include those considered to be critical accounting policies.

Quantitative and Qualitative Disclosures about Market Risk.  This section discusses our analysis of significant changes in exposure to potential losses arising from adverse changes in fuel prices and interest rates since our filing on Form 10-K for the fiscal year ended December 31, 2009.

OVERVIEW

Our Business

We are one of the largest and most diversified marine transportation and services companies in the United States, providing barge transportation and related services under the provisions of the Jones Act, as well as manufacturing barges and other vessels, including ocean-going liquid tank barges. We are the third largest provider of dry cargo barge transportation and second largest provider of liquid tank barge transportation on the United States Inland Waterways which consists of the Mississippi River System, its connecting waterways and the Gulf

Intracoastal Waterway (the “Inland Waterways”). We account for 12.3% of the total inland dry cargo barge fleet and 12.0% of the total inland liquid cargo barge fleet as of December 31, 2009, according to Informa Economics, Inc., a private forecasting service (“Informa”). We provide additional value-added services to our customers, including warehousing and third-party logistics through our BargeLink LLC joint venture. Our operations incorporate advanced fleet management practices and information technology systems which allow us to effectively manage our fleet. Our manufacturing subsidiary, Jeffboat LLC, was the second largest manufacturer of dry cargo and liquid tank barges in the United States in 2009 according to Criton Corporation, publisher of River Transport News.

We also own and operate Elliot Bay Design Group (“EBDG”), a naval architecture and marine engineering firm. EBDG provides architecture, engineering and production support to its many customers in the commercial marine industry, while providing ACL with expertise in support of its transportation and manufacturing businesses. The operations of EBDG are substantially smaller than either our transportation or manufacturing segments.

The Industry

Transportation Industry:  Barge market behavior is driven by the fundamental forces of supply and demand, influenced by a variety of factors including the size of the Inland Waterways barge fleet, local weather patterns, navigation circumstances, domestic and international consumption of agricultural and industrial products, crop production, trade policies and the price of steel. According to Informa, the Inland Waterways fleet peaked at 23,092 barges at the end of 1998. From 1999 to 2005, the Inland Waterways fleet size was reduced by 2,407 dry cargo barges and 54 liquid tank barges for a total reduction of 2,461 barges, or 10.7%. From that date through the end of 2009, the industry fleet, net of barges scrapped, decreased by 291 dry cargo barges and increased by 167 tank barges, ending 2009 at 17,498 dry and 3,009 liquid barges, for a total fleet size of 20,507, 11.2% below the 1998 level. During 2009 the industry placed 528 new dry cargo barges into service while retiring 1,044 dry cargo barges and expanded the liquid cargo barge fleet by 18 barges. Competition is intense for barge freight transportation. The top five carriers (by fleet size) of dry and liquid barges comprise over 60% of the industry fleet in each sector as of December 31, 2009. The average economic useful life of a dry cargo barge is generally estimated to be between 25 and 30 years and between 30 and 35 years for liquid tank barges.

TOP 5 CARRIERS BY FLEET SIZE
(as of December 31, 2009)

	Number of	Total	Average Age
Operator	Barges	Share	(Yrs.)

Dry Cargo Barges
Ingram Barge Company	3,784	21.6%	15.2
AEP River Operations	2,984	17.1%	10.7
American Commercial Lines LLC	2,149	12.3%	21.7
American River Transportation Co.	1,673	9.6%	22.8
SCF Marine, Inc.	1,092	6.2%	13.6

Top Five Total	11,682	66.8%	16.2
Other	5,816	33.2%	13.8

Industry Total	17,498		15.4

Liquid Cargo Barges
Kirby Inland Marine, LP	863	28.7%	22.6
American Commercial Lines LLC	361	12.0%	21.7
Canal Barge Co., Inc.	222	7.4%	10.3
Florida Marine Transporters	188	6.2%	5.5
Marathon Oil Company	181	6.0%	12.1

Top Five Total	1,815	60.3%	18.1
Other	1,194	39.7%	20.4

Industry Total	3,009		19.0

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

Freight rates in both the dry and liquid freight markets are a function of the relationship between the amount of freight demand for these commodities and the number of barges available to load freight. We believe that the current supply/demand relationship for dry cargo freight indicates that the improvements in market freight rates obtained in the last several years should be sustained over the long-term. Certain spot rate contracts, particularly for grain, are subject to significant seasonal and other fluctuations. We are uncertain as to the extent and timing of a recovery in these markets, which are key to improvement in our profitability. We continue to pursue currently available volume, focusing on productivity, prudent capital investment and cost control to enable us to be ready to capitalize on market demand shifts. We continue to believe that barge transportation remains the lowest cost, most ecologically friendly provider of domestic transportation. We continue to provide quality services to our existing customers and to seek new customers, particularly modal conversions that offer the significant cost advantage of barge transportation for commodities currently being transported primarily by rail and truck.

For purposes of industry analysis, the commodities transported in the Inland Waterways can be broadly divided into four categories: grain, coal, liquids and bulk cargoes. Using these broad cargo categories the following graph depicts the total millions of tons shipped through the Inland Waterways for the previous four first quarters ended March 31, 2007 through March 31, 2010 by all carriers according to the US Army Corps of Engineers (the “Corps”) Waterborne Commerce Statistics Center data. The Corps does not estimate ton-miles, which we believe is a more accurate volume metric. Note that the most recent periods are typically estimated for the Corps’ purposes by lockmasters and retroactively adjusted as shipper data is received.

Source: U.S. Army Corps of Engineers Waterborne Commerce Statistics Center

The Manufacturing Industry:  Our manufacturing segment competes with companies also engaged in building equipment for use on both the Inland Waterway system and in ocean-going trade. Based on available industry data, we believe our manufacturing segment is the second largest manufacturer of dry cargo and liquid tank barges for Inland Waterways use in the United States. Due to the relatively long life of the vessels produced by inland shipyards and the relative over-supply of barges built in the late 1970s and early 1980s, there has only recently been a resurgence in the demand for new barges as older barges are retired or made obsolete by U.S. Coast Guard requirements for liquid tank barges. This heightened demand may ultimately increase the competition within the segment.

Consolidated Financial Overview

In the quarter ended March 31, 2010 the Company had a net loss of $3.5 million compared to a net loss of $5.5 million in the quarter ended March 31, 2009. The 2009 quarter’s net income includes a loss from discontinued operations, net of income taxes, of $1.0 million representing the results of operations of Summit Contracting Inc., which we sold in late 2009. The results of operations of Summit Contracting Inc. have been reclassified to Discontinued Operations in all periods presented.

The loss from continuing operations was $3.5 million in the quarter ended March 31, 2010 compared to a loss of $4.5 million in the quarter ended March 31, 2009.

Loss from continuing operations in the quarter ended March 31, 2009 was negatively impacted by the $4.7 million ($2.9 million after-tax) in charges associated with personnel and infrastructure actions we took in the quarter and by the Chapter 11 bankruptcy of one of our liquids customers. The remaining change in loss from continuing operations resulted from the after-tax impacts of lower manufacturing operating income and higher interest costs, partially offset by higher transportation operating income. The negative impact of our interest costs under the credit facility and Senior Notes, which were put in place in the third quarter of 2009, occurred despite lower average outstanding debt during the quarter.

The primary causes of changes in segment operating income in our transportation and manufacturing segments are generally described in the segment overview below in this consolidated financial overview section and more fully described in the Operating Results by Business Segment within this Item 2.

For the quarter ended March 31, 2010 EBITDA was $15.1 million compared to $13.1 million in the same period of the prior year. EBITDA as a percent of revenue increased by 3.4 points to 10.2% for the first quarter of 2010 compared to 6.8% for the first quarter of 2009. See the table at the end of this Consolidated Financial Overview and Selected Financial Data for a definition of EBITDA and a reconciliation of EBITDA to consolidated net loss.

During the first quarter of 2010, $15.5 million of capital expenditures was primarily attributable to completion of 33 new covered, dry cargo barges for the transportation segment.

Segment Overview

We operate in two predominant business segments: transportation and manufacturing.

Transportation

The transportation segment produces several significant revenue streams. Our customers engage us to move cargo for a per ton rate from an origin point to a destination point along the Inland Waterways on the Company’s barges, pushed primarily by the Company’s towboats under affreightment contracts. Affreightment contracts include both term and spot market arrangements.

Non-affreightment revenue is generated either by demurrage charges related to affreightment contracts or by one of three other distinct contractual arrangements with customers: charter/day rate contracts, outside towing contracts, or other marine services contracts.

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

Total affreightment volume measured in ton-miles declined in the first quarter of 2010 to 7.5 billion from 8.9 billion in the same period of the prior year. As the Revenue Mix Change table below indicates, though there were some increases in specific commodities, the increases were on very low comparables from the prior year. In terms of ton-miles grain declined 13.5%, coal by 37.3% and bulk by 6.1%. Liquid ton-miles improved over the prior year by 20.1% in the quarter.

Revenue Mix Change ($ in millions) 1Q 2010, 1Q 2009, 1Q 2008

Our transportation segment’s revenue stream within any year reflects the variance in seasonal demand, with revenues earned in the first half of the year lower than those earned in the second half of the year. Historically, grain has experienced the greatest degree of seasonality among all the commodity segments, with demand generally following the timing of the annual harvest. Demand for grain movement generally begins around the Gulf Coast and Texas regions and the southern portions of the Lower Mississippi River, or the Delta area, in late summer of each year. The demand for freight spreads north and east as the grain matures and harvest progresses through the Ohio Valley, the Mid-Mississippi River area, and the Illinois River and Upper Mississippi River areas. System-wide demand generally peaks in the mid-fourth quarter. Demand normally tapers off through the mid-first quarter, when traffic is generally limited to the Ohio River as the Upper Mississippi River normally closes from approximately mid-December to mid-March, and ice conditions can hamper navigation on the upper reaches of the Illinois River. The annual differential between peak and trough rates has averaged over 123% a year over the last five years. The excess barge capacity in the industry drove full year grain rates in 2009 to their lowest levels since 2005, 40% below 2008 rates and 15% below the prior five year average. During the first quarter of 2010, grain pricing declined over the first quarter of the prior year due to continuing excess industry barge capacity, low market price for grain driving more storage, and increases in rail shipments of lower margin grain.

As depicted in the chart above, overall transportation revenues declined 14% on a fuel neutral basis in the quarter as a result of a 30.1% decline or $10.6 million in lower towing, charter and demurrage revenue, 9.7% lower grain pricing and, 16.5% lower overall affreightment volumes, driven by 37.3% lower coal volumes and 13.5% lower grain volumes. Excluding coal and grain, our remaining volumes declined by 4.0%. Though our liquid affreightment ton-mile volume increased, the benefit was offset by the decline in charter/day rate demand for similar commodities. The average number of liquid barges in charter/day rate service decreased in the first quarter of 2010 by 35 barges over the prior year quarter. Metals revenues, off a smaller base, improved in the quarter, but remain well below 2008 levels. Our predominant coal volume is moved under our Louisiana Generating LLC (“LaGen”) legacy contract where ton-miles declined more than one-third from the prior year. The 28% decline in salt volume was largely attributable to production issues encountered by one of our major salt customers. The improved sales mix resulting from increased higher margin liquid and metals volumes and decreased lower margin coal volumes drove overall ton-mile fuel-neutral pricing 5.1% higher than the prior year. However, the positive pricing/mix impact was more than offset by lower coal, grain and salt volumes and the significant decrease in demurrage and charter revenues, which in a time of excess barge capacity provide high margins relative to the barges remaining unused. The current oversupply of barges in the industry is also hurting our grain and other spot pricing, particularly liquids and other scrap metals.

Revenues per average barge operated decreased 9.2% in the first quarter 2010 over their first quarter 2009 level. Approximately one-half of the decrease was due to lower affreightment revenue and one-half due to lower non-affreightment revenue.

The improvement in the transportation segment’s operating income between years was primarily attributable to cost reductions in both operating expenses and SG&A, higher net gains from asset management actions and the non-comparable charges that occurred in the prior year quarter. The transportation segment’s cost reductions in the current year quarter were driven by lower compensation, repairs, claims and SG&A cost savings. Fuel prices were not a major factor in the quarter-over-quarter comparison. Fuel consumption was down compared to the prior year quarter on the decrease in ton-miles moved and the average net-of-hedge-impact price per gallon increased 4.4% to $2.07 per gallon.

Key operating statistics regarding our transportation segment are summarized in the following table.

Key operating statistics

	Three	% Change to
	Months Ended	Prior Year Quarter
	March 31, 2010	Increase (Decrease)

Ton-miles (000’s):
Total dry	6,308,925	(19.1)%
Total liquid	483,752	20.1%

Total affreightment ton-miles	6,792,677	(17.2)%
Total non-affreightment ton-miles	676,071	(9.8)%

Total ton-miles	7,468,748	(16.5)%

Average ton-miles per affreightment barge	3,208	(4.0)%
Rates per ton mile:
Dry rate per ton-mile		6.3%
Fuel neutral dry rate per ton-mile		4.4%
Liquid rate per ton-mile		(10.7)%
Fuel neutral liquid rate per-ton mile		(13.0)%
Overall rate per ton-mile	$13.80	7.1%
Overall fuel neutral rate per ton-mile	$13.53	5.1%
Revenue per average barge operated	$53,947	(9.2)%
Fuel price and volume data:
Fuel price	$2.07	4.4%
Fuel gallons	13,483	(17.3)%

	Three	% Change to
	Months Ended	Prior Year Quarter
	March 31, 2010	Increase (Decrease)

Revenue data (in thousands):
Affreightment revenue	$93,590	(11.4)%
Towing	8,371	(31.6)%
Charter and day rate	16,242	(1.2)%
Demurrage	9,653	(32.4)%
Other	7,066	1.7%

Total non-affreightment revenue	41,332	(17.2)%

Total transportation segment revenue	$134,922	(13.2)%

Data regarding changes in our barge fleet for the quarter ended March 31, 2010 is summarized in the following table.

Barge Fleet Changes

Current Quarter	Dry	Tankers	Total

Barges operated as of the end of the 4th qtr of 2009	2,149	361	2,510
Retired	(31)	(15)	(46)
New builds	33	—	33
Change in number of barges leased	(5)	—	(5)

Barges operated as of the end of the 1st qtr of 2010	2,146	346	2,492

Data regarding our boat fleet at March 31, 2010 is contained in the following table.

Owned Boat Counts and Average Age by Horsepower Class

		Average
Horsepower Class	Number	Age

1950 or less	36	31.9
Less than 4300	21	34.2
Less than 6200	43	35.3
7000 or over	11	31.5

Total/overall age	111	33.6

In addition, the Company had 16 chartered boats in service at March 31, 2010. Average life of a boat (with refurbishment) exceeds 50 years. At March 31, 2010 no boats were classified as assets held for sale.

Though we had less weather-related lost barge days in the first quarter of 2010, ice and persistent high water conditions drove approximately $3.2 million of lower boat productivity in the first quarter of 2010. Lost barge days were 5,658 in the quarter ended March 31, 2010 compared to 6,491 in 2009.

The April 2010 Federal Reserve Beige Book analysis continues to report increases in economic activity in almost all districts, with improvement in manufacturing, mining and energy activity. The Corps’ industry tonnage statistics also report small positive year-over-year trends. However, these signs of a directional change for the economy have not yet produced enough in overall freight level increases and pricing strength to revitalize barge freight pricing. We have not yet seen strong demand return to the barge transportation market. We did have higher liquid ton-mile volume in the quarter ended March 31, 2010, but that was in comparison to last year’s extremely low levels. The metals markets also increased in volume. Though we are encouraged by a quarterly uptick in shipments of metals products and liquid cargoes, these are still modest sequential volume improvements overall. With regard to the increase in liquid affreightment ton-miles, we had fewer barges in charter/day rate service in the current year offsetting any benefit of the increased affreightment miles. We continue to monitor the increased metals and liquid activity to determine if it is inventory replenishment or a result of sustained economic improvement.

Manufacturing

The significantly lower manufacturing income was due to the lower number of barges delivered to external customers, due to lower overall demand levels, an increase of 12 days of lost weather-related down time and to a change in the mix of barges produced. In 2010 more of Jeffboat’s capacity in the quarter was devoted to internal covered dry hopper builds for our transportation segment. We continued to shift toward a smaller build program designed to produce sustained earnings over a long period of time by maintaining optimal production levels. In 2010 it is our intention to operate Jeffboat with only two production lines compared to four lines operated in 2009. Our external backlog was $70 million at March 31, 2010, compared to $183 million at March 31, 2009, and consists primarily of hopper and deck barges. Margins on new barges have narrowed considerably within the industry due to overall reduced building demand. Traditional customers have not been building barges currently due to excess barge capacity related to freight demand and to preserve capital and liquidity. The represented employees of the shipyard conducted a strike that lasted from April 2, 2010 to May 2, 2010, but have agreed to a new three year agreement that is to expire April 1, 2013. We believe that agreement will allow the manufacturing segment to continue to be competitive in the marketplace over the life of the contract.

Labor hours per barge on the brown-water liquid hot oil and clean service tank barges produced during the first quarter 2010 improved by 8% and 16% respectively compared to the prior year. Labor hours per barge on dry hoppers were 1.4% worse than the prior year full year achieved rate on these barges.

Manufacturing Segment Units Produced for External Sales or Internal Use

	Quarters Ended
	March 31,
	2010	2009

External sales:
Liquid tank barges	3	11
Ocean tank barges	1	—

Total external units sold	4	11

Internal sales:
Liquid tank barges	—	1
Dry cargo barges	33	—

Total units into production	33	1

Total units produced	37	12

Consolidated Financial Overview — Non-GAAP Financial Measure Reconciliation

NET INCOME TO EBITDA RECONCILIATION

	Quarter Ended March 31,
	2010	2009
	(Dollars in thousands)
	(Unaudited)

Net Loss from Continuing Operations	$(3,480)	$(4,474)
Discontinued Operations, Net of Income Taxes	—	(984)

Consolidated Net Loss	$(3,480)	$(5,458)

Adjustments from Continuing Operations:
Interest Income	(1)	(6)
Interest Expense	9,853	8,531
Depreciation and Amortization	11,999	13,084
Taxes	(3,227)	(2,891)
Adjustments from Discontinued Operations:
Interest Income	—	(1)
Interest Expense	—	10
Depreciation and Amortization	—	456
Taxes	—	(613)
EBITDA from Continuing Operations	15,144	14,244
EBITDA from Discontinued Operations	—	(1,132)

Consolidated EBITDA	$15,144	$13,112

EBITDA from Continuing Operations by Segment:
Transportation Net Loss	$(3,745)	$(8,727)
Interest Income	(1)	(6)
Interest Expense	9,853	8,531
Depreciation and Amortization	11,074	12,135
Taxes	(3,227)	(2,912)

Transportation EBITDA	$13,954	$9,021

Manufacturing Net Income	$228	$4,152
Depreciation and Amortization	841	866

Total Manufacturing EBITDA	1,069	5,018
Intersegment Profit	—	—

External Manufacturing EBITDA	$1,069	$5,018

NET INCOME TO EBITDA RECONCILIATION

Management considers EBITDA to be a meaningful indicator of operating performance and uses it as a measure to assess the operating performance of the Company’s business segments. EBITDA provides management with an understanding of one aspect of earnings before the impact of investing and financing transactions and income taxes. Additionally, covenants in our debt agreements contain financial ratios based on EBITDA. EBITDA should not be construed as a substitute for net income or as a better measure of liquidity than cash flow from operating activities, which is determined in accordance with generally accepted accounting principles (“GAAP”). EBITDA excludes components that are significant in understanding and assessing our results of operations and cash flows. In addition, EBITDA is not a term defined by GAAP and as a result our measure of EBITDA might not be comparable to similarly titled measures used by other companies.

The Company believes that EBITDA is relevant and useful information, which is often reported and widely used by analysts, investors and other interested parties in our industry. Accordingly, the Company is disclosing this information to allow a more comprehensive analysis of its operating performance.

Outlook

The uncertainties surrounding the economy in general heighten the normal risks and uncertainties surrounding forward-looking information that we address in “Item 1A. Risk Factors”

Despite the negative economy, we continue to proactively work with our customers, focusing on barge transportation’s position as the lowest cost, most ecologically friendly provider of domestic transportation. While some volume increases in truck, rail and barge sectors are appearing, overall barge freight demand remains less than the current barge supply. The Corps’ industry statistics also show that bulk and liquids volumes continue to run approximately 24% and 14% below the average volume of the previous five years. Until volume levels rise closer to equilibrium with available barge supply, the industry oversupply of barge capacity will continue to negatively impact spot and contract pricing.

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

One of our strategic initiatives is ongoing examination of our recruiting, retention and organization. We are continuing to make changes to drive productivity and cost-reduction throughout the organization. During the first quarter 2010 we continued to move forward with our management realignment and field management deployment. In 2009 we concluded the reduction of approximately 25% of our work force and initiated the redeployment of managers to the field, closer to customers and to employees. In March of this year we completed the redeployment of our Northern Division operations management team and we opened our new Northern Region Operations headquarters in Cairo, Illinois. Now, with Northern Operations headquartered in Cairo and our Southern Operations headquartered in Harahan, LA, we believe our operations leadership is better positioned to eliminate inefficiencies from our systems and to drive productivity changes, with hands-on programs run by network experts.

Our “order to cash” strategic initiative is another example of improving administrative efficiency and excellence focused on capturing all work we perform, with timely and accurate billing for that work and then collecting all receivables efficiently. In the last six months we have identified over $1 million in billable work performed that we are now capturing for billing. $0.3 million of this work occurred in the first quarter of 2010.

We expect to continue to refine our cost structure on an ongoing basis. Our consolidated SG&A for the quarter ended March 31, 2010, declined by $9.7 million compared to the quarter ended March 31, 2009. The impact of non-comparable items drove $4.7 million of the improvement. The remaining decline resulted from lower compensation costs, personal injury claims and marketing expenses.

We have currently deferred annual increases in both 2009 and 2010. If in the near term enough demand returns to re-pressurize the river system we anticipate that wage rate pressure could reoccur.

As discussed in “Liquidity” we believe that our cash from operations and availability under our current credit facilities is sufficient to meet our current cash flow needs. With the July 2013 expiration on the bank agreement and July 2017 expiration on the senior notes, we believe that we have the appropriate longer term, flexible capital structure that will allow us to focus on executing our tactical and strategic plans through the various economic cycles. We expect to remain disciplined in how we deploy our capital, but now have the flexibility to fully enact our cost reduction and productivity plans and to reinvest in the business when market demand and financial returns warrant such actions. Given our strategic objective to reduce the age of our fleet by replacing aging barges, we presently intend to build 50 to 75 new covered dry hopper barges in 2010 for our transportation segment. Our existing debt structure does not have maintenance covenants unless our borrowing availability is generally less than $68 million. At March 31, 2010, we had available liquidity of $223 million. The financial covenants in our bank agreement include a leverage covenant which is based on first lien senior debt, which excludes debt under the notes. We also have flexibility to execute sale leasebacks, sell assets, and issue additional debt under the new facility to raise additional funds, with no restrictions on capital spending.

Our first quarter 2010 capital expenditures were $15.5 million, primarily for the construction of the first 33 of the anticipated 50 to 75 new dry covered hopper barges for use by the transportation segment. Approximately $2.3 million of our 2009 capital expenditures were reimbursed to the Company in 2010 under certain government grants allowing recovery of up to 75% of qualifying capital projects. We believe that our capital expenditures will be in the range of $50 to $60 million in 2010 including the construction of the new dry hopper barges and our maintenance capital expenditures, which extend the lives of existing vessels and other expected expenditures.

Transportation:

Our value proposition is to deliver the safest, cleanest, most cost effective and innovative transportation solutions to our customers. Barge transportation is widely recognized as the lowest cost, cleanest, safest and most fuel efficient mode of transportation in the United States and is estimated to be operating at below current infrastructure capacity.

We are working to drive accidents, incidents and lost productivity costs to zero. In the first quarter of 2010 we achieved a reduction of approximately 11% in incidents and 29% in claims dollars for accidents and injuries in transportation and manufacturing.

Another strategic initiative is the reinvestment in our fleet in order to lower the age and increase the productivity and reliability through the measured reinvestment in new tank and dry barges. Our liquidity and cash flow generation enables us to reinvest in our fleet. Approximately one-third of the 2,149 barges in service in our fleet of dry cargo barges will reach 30 years of age by the end of 2010. The ultimate retirement of any barge is dependent on its specific condition, not its age. We expect to replace some of the capacity lost from barge retirements through new builds, acquisitions, liquid barge refurbishments and increased asset utilization. We anticipate building 50 to 75 dry barges for internal use in 2010, of which 33 were completed in the first quarter.

Our scheduled service strategic initiative entails establishing planned, predictable mainline and local service on our core system to improve margins on existing business and attract land-based business. This initiative is now the focus of our decentralized Operations Management team and our new Director of Service Design, who brings with him a track record of success in network design implementation from the rail sector. We started with the standardization of local operations. We will then begin the synchronization of these local networks into a system network. The product from this work is the service schedules for our customers. Our customers can use these schedules to plan their shipments and inventory levels when shipping on our system. In an early test of this efficiency improvement potential in the first quarter of 2010, we actually reduced an origin / destination transit time from the Gulf to the Ohio River by 40%. We implemented local tow blocking practices and then combined the new local changes with a run-through tow service, bypassing intermediate terminals and cutting eight days off our transit time. This is great utilization for us and value creation for the customer as they benefit from fewer days of transit and lower inventory costs. This will be a key tool for us as we pursue high margin business conversion from land-based modes of transportation.

One of our strategic initiatives since 2005 has been business mix improvement. This category includes organic growth, rate discipline, contract success, business retention and improved portfolio mix (such as increasing our percentage of higher margin liquids and longer term higher margin steel and bulk products). During the quarter ended March 31, 2010, we saw a shift in our revenue portfolio, including related demurrage, which drove grain to 25% of our total revenue volume (from 31% for the first quarter of 2009), liquid to 31% (from 27% in the first quarter of 2009) while bulk increased to 29% (from 25% in the first quarter of 2009) with other categories remaining fairly constant as a percent of total revenue. Over the longer-term we expect to continue to evolve our portfolio mix of commodities.

During the first quarter ended March 31, 2010, we generated $15 million in new organic growth, including $7.0 million in a modal conversion from rail. Modal conversion continues to be both a primary objective and driver in the generation of organic growth. For the quarter ended March 31, 2010 this includes $14 million of bulk and $1 million of liquid organic growth.

Our coal ton-mile volume decreased 37.3% in the first quarter of 2010 compared to the first quarter of 2009. The majority of our existing coal volume moves under a legacy contract and will do so until early 2015. Although the contract contains limited fuel and general cost escalation clauses, it has been only marginally profitable. We have utilized fuel swaps for 2010 to hedge our estimated cash flow related to expected fuel usage under that legacy contract in an effort to execute the contract at more profitable levels in 2010. We expect volumes moved under this contract to decline by approximately 30% in 2010 based on forecasts provided by the customer.

Over the longer term, as we move to replace a portion of the grain moved by barge, we continue to seek expansion in large, ratable dry shipments with existing and new customers in the Company’s primary service lanes. Much of the new business is expected to emanate from conversions from other modes of transportation, primarily rail. The Company continues to offer modal alternatives in chemicals, as well as in new target markets such as forest products/lumber, coal/scrubber stone, energy products and in emerging markets like municipal solid waste. We believe that there is significant opportunity to move certain cargoes by barge that currently move via truck and rail. In the first quarter of 2010 we were also recognized by GE Energy with an award for New Product Introduction as we provided customized water solutions for the movement of GE wind energy components in 2009. This is representative of the new market share we are committed to bringing to the river and shipping on ACL, taking it away from the land-based modes. With ACL terminal facilities in St. Louis, Memphis and Chicago we believe we have a strong, strategically located core of base locations to begin to offer one-stop transportation services. Several of the cargo expansions in 2008 and 2009 included multi-modal solutions through our terminal locations, most recently including organic growth in steel products. Our Lemont, Illinois facility, located just outside of Chicago, provides terminaling and warehousing services for clients shipping and receiving their products by barge. Through Lemont we are transloading products to be routed to or through Chicago. The Lemont facility also handles products manufactured in the greater Chicago area which are destined to the southern United States and to export markets.

At March 31, 2010, 71% of our total fleet consisted of covered hopper barges. The demand for coarse grain freight, particularly transport demand for corn, has historically been an important driver of our revenue. During the first quarter of 2010 grain pricing declined compared to the first quarter of the prior year due to continuing excess industry barge capacity, low market price for grain driving more storage until pricing improves and comparative volumes declined due to increases in rail shipments of grain. Over the longer term, we expect grain to still be a component of our future business mix. However, the grain flows we expect to pursue going forward are the more ratable, predictable flows. Smaller, more targeted, export grain programs that run ratably throughout the year are likewise attractive as they are not as susceptible to volatile price swings and seasonal harvest cycles. The complex interrelationships of agricultural supply/demand, the weather, ocean going freight rates and other factors lead to a high degree of less attractive volatility in both demand and pricing. We expect that the introduction of new demand will over time drive our grain position down to approximately 15% of our revenue base.

The United States Department of Agriculture has recently reduced estimates from earlier reports in 2010, now estimating that grain exports for the current marketing year are expected to increase about 2% over the prior year. We remain cautious on our grain outlook due to this revised forecast. With excess barge capacity in the market place this year and fluctuating grain freight spreads between the Gulf outlet and the Pacific Northwest due to western railroad programs, it is too early to project magnitudes of strength or weakness in our full year 2010 grain program potential.

We have seen some modest sequential volume improvements in metals and liquids, though there is no clarity as to how much of this activity is inventory replenishment and how much may be sustained economic improvement. The industry-wide lower barge demand, and resulting barge over-capacity, continues to negatively impact barge freight pricing.

Most of the Company’s dry contracts renew during the fourth quarter of each year. We did renew five dry and two liquid contracts in the first quarter at a blended rate decrease of 5%. We continue to face significant price competition on every bid and are limiting the life of new contracts to protect future pricing levels.

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

If there is a rebound in liquid markets, we may see a larger portion of our liquid fleet shift to day-rate contracts, rather than affreightment contracts. However, in the current environment we saw 35 fewer barges utilized in charter/day-rate service compared to the prior year first quarter. Reductions in charter/day-rate contracts throughout the industry may return to spot rate service. This return to spot service generally results in a decline in rates available for such service in the current environment.

Manufacturing:

The optimization of our Jeffboat operation is another strategic initiative. Our objective at Jeffboat is to build the optimal number and type of barges, maximizing and stabilizing profitability and reducing excess capacity risk through the various economic and new barge demand cycles. We have reduced the production footprint to two major lines for 2010 compared to four lines in 2009. In the longer term we will continue to focus on maintaining the most efficient capacity level to build the optimal number and mix of hopper, deck and tank barges to provide attractive margins.

At March 31, 2010, the manufacturing segment’s approximate vessel backlog for external customers was $70 million compared to $183 million at March 31, 2009. The actual price of steel at the time of construction may result in contract prices that are greater than or less than those used to calculate the backlog at March 31, 2010. The backlog excludes our planned construction of internal replacement barges and unexercised customer options.

We expect that external sales in 2010 will be significantly less than 2009, as substantially fewer liquid tank barges are expected to be built than in the prior year due to the current excess of tanker capacity relative to demand for liquid barge services in the current marketplace. Expected profit margins on new barges have narrowed considerably within the industry due to overall reduced building demand. Many traditional customers have not been building barges recently due to the excess industry barge capacity relative to demand and their desire to preserve capital and liquidity. Our current backlog, plus an additional 50 to 75 dry covered barges for our transportation segment use, is sufficient to utilize our current workforce and maintain production on two lines through most of 2010. Continuing inquiries and bids leave us optimistic that we will fill the remaining production capacity at Jeffboat in 2010. The first quarter was not impacted by the labor strike at Jeffboat that began on April 2, 2010. On May 2, 2010 the Company and the union reached agreement on a new three year contract, which the Company believes will allow it to continue to be competitive in the marketplace over the life of the contract. Costs related to the strike are not expected to be material to the Company’s 2010 second quarter or full year results.

We believe, based on industry estimates, capacity will continue to be taken out of the industry as older barges reach the end of their useful lives. We do not believe that long-term demand has weakened for new barges but recognize that the projected building of replacement barges may be delayed until economic and credit market conditions improve and the demand for barge freight stabilizes. From an overall barge supply standpoint, we believe that approximately 25% of the industry’s existing dry cargo barges will be retired in the next three to seven years. We also believe that a like number of barges will be built during this period, although the exact number of additions or reductions in any given year is difficult to estimate.

OPERATING RESULTS by BUSINESS SEGMENT
Quarter Ended March 31, 2010 as compared with Quarter Ended March 31, 2009

				% of Consolidated
				Revenue
	Quarter Ended March 31,			1st Quarter
	2010	2009	Variance	2010	2009
	(Dollars in thousands except where noted)
	(Unaudited)

REVENUE
Transportation and Services	$136,854	$157,471	$(20,617)	92.3%	81.7%
Manufacturing (external and internal)	25,485	36,868	(11,383)	17.2%	19.1%
Intersegment manufacturing elimination	(14,043)	(1,634)	(12,409)	(9.5)%	(0.8)%

Consolidated Revenue	148,296	192,705	(44,409)	100.0%	100.0%
OPERATING EXPENSE
Transportation and Services	134,008	160,707	(26,699)
Manufacturing (external and internal)	25,239	32,742	(7,503)
Intersegment manufacturing elimination	(14,043)	(1,634)	(12,409)

Consolidated Operating Expense	145,204	191,815	(46,611)	97.9%	99.5%
OPERATING INCOME
Transportation and Services	2,846	(3,236)	6,082
Manufacturing (external and internal)	246	4,126	(3,880)
Intersegment manufacturing elimination	—	—	—

Consolidated Operating Income	3,092	890	2,202	2.1%	0.5%
Interest Expense	9,853	8,531	1,322
Other Expense (Income)	(54)	(276)	222

Loss Before Income Taxes	(6,707)	(7,365)	658
Income Tax Benefit	(3,227)	(2,891)	(336)
Discontinued Operations	—	(984)	984

Net Loss	$(3,480)	$(5,458)	$1,978

Domestic Barges Operated (average of period beginning and end)	2,501	2,616	(115)
Revenue per Barge Operated (Actual)	$53,947	$59,437	$(5,490)

RESULTS OF OPERATIONS

Quarter ended March 31, 2010 comparison to quarter ended March 31, 2009

Revenue.  Consolidated revenue decreased by $44.4 million or 23.0% to $148.3 million.

Transportation segment and professional services revenues decreased $20.6 million primarily due to a 30.1% decline or $10.6 million in lower towing, charter and demurrage revenue, 9.7% lower grain pricing and 16.5% lower overall affreightment volumes, driven by 37.3% lower coal volumes and 13.5% lower grain volumes. Higher margin liquid affreightment volumes increased 20.1% from the prior year and dry bulk volumes decreased by 6.1% due primarily to lower salt shipments. Non-affreightment revenues decreased by $8.6 million, or 17.2%, primarily due to $4.6 million lower demurrage revenue and $3.9 million lower towing revenue. Total affreightment volume measured in ton-miles declined in the first quarter of 2010 to 7.5 billion compared to 8.9 billion in the same period of the prior year.

Revenues per average barge operated decreased 9.2% in the first quarter 2010 to $53,947 from $59,437 in the first quarter 2009. Approximately one-half of the decrease was due to lower affreightment revenue and one-half due to lower non-affreightment revenue.

Manufacturing segment revenue from sales to third parties decreased $23.8 million in the first quarter of 2010 compared to the first quarter of 2009, primarily due to the lower number of barges delivered to external customers, due to lower overall demand levels, an increase of 12 days of lost weather related down time and to a change in the mix of barges produced as this year more of Jeffboat’s capacity in the quarter was devoted to internal covered dry hopper builds for our transportation segment. Three liquid tank barges and one ocean-going tank barge were produced for external customers this year compared to 11 liquid tank barges in the prior year’s first quarter.

Operating Expense.  Consolidated operating expense decreased by $46.6 million or 24.3% to $145.2 million.

Transportation segment expenses decreased 16.8%, or $26.7 million, primarily due to $10.8 million in lower material, supplies and other expenses, $9.6 million in lower SG&A, $4.4 million in lower fuel expenses and higher gains on disposition of assets of $1.9 million. Material, supplies and other expense reductions were driven by lower repair and uninsured claims costs and in lower compensation and other operations-related costs. SG&A expenses were $4.9 million lower in the quarter due to lower compensation costs, personal injury claims and marketing expenses. Additionally the non-comparable reorganization costs, costs of the closure of the Houston office and costs of the bankruptcy of a significant customer incurred in the prior year first quarter represented an additional $4.7 million in quarter-over-quarter savings. The decrease in transportation segment fuel expense was driven by a 17.3% decrease in gallons consumed, partially offset by a 4.4% increase to $2.07 per gallon in the first quarter of 2010 compared to $1.98 per gallon in the first quarter of 2009.

Manufacturing operating expenses decreased by $19.9 million due primarily to lower external production levels in the quarter.

Operating Income.  Operating income increased by $2.2 million to $3.1 million in the first quarter of 2010, including the impact of the non comparable items of operating expense incurred in the first quarter of 2009, described above. Operating income in the transportation segment increased by $6.2 million, but was offset by the $3.9 million decline in operating income from the manufacturing segment.

On an overall basis, changes in commodity mix and volume in the transportation segment drove a $13.0 million decline in operating profit in the quarter, with the margin impact of revenue declines in the non-affreightment areas of towing, demurrage and liquid charters accounting for almost one-half of the decline. Grain pricing (down almost 10% over the prior year quarter) and volumes (down 13.5% over the prior year quarter) impacted operating profit by $4.3 million. More difficult weather conditions in this year’s first quarter resulted in $3.2 million reduced boat productivity, primarily due to ice on the Illinois river and persistent high water conditions in most of the river system. These impacts were more than offset by the operating profit impact of the 2009 non-comparable charges, non-SG&A cost reductions of $13.8 million, the SG&A reductions of $4.9 million in the quarter and the $1.9 million in higher asset management gains in the quarter. The non-SG&A cost reductions were driven by $6.4 million in lower repair and uninsured claims costs and $7.4 million in lower compensation and other operations-related costs. SG&A expenses were lower in the quarter due to lower compensation costs, personal injury claims and marketing expenses.

Interest Expense.  Interest expense increased $1.3 million to $9.9 million. The increase was primarily attributable to the higher effective interest rate on the Company’s credit facilities put in place during the third quarter of 2009.

Income Tax Expense.  The 2009 effective rate of 39.3% for domestic income tax is equal to the federal and state statutory rates after considering the deductibility of state income taxes for federal income taxes. The higher rate of 48.1% in 2010 is driven by the significance of consistent levels of permanent book tax differences on lower expected full year income in 2010.

Net Income (Loss).  The net loss in the current year quarter and the change to the prior year quarter was driven by the items discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Beginning in 2008 and continuing through much of 2009, the United States and global economies experienced a period of economic uncertainty, and the related capital markets experienced significant disruption. We expect that the ramifications of these conditions may continue into the remainder of fiscal year 2010. Despite these anticipated economic conditions, based on past performance and current expectations we believe that cash generated from operations and the liquidity available under our capital structure, described below, will satisfy the working capital needs, capital expenditures and other liquidity requirements associated with our operations in 2010.

Our funding requirements include capital expenditures (including new barge purchases), vessel and barge fleet maintenance, interest payments and other working capital requirements. Our primary sources of liquidity at March 31, 2010, were cash generated from operations, borrowings under our revolving credit facility and outstanding balances under the Senior Notes. Other potential sources include sale leaseback transactions for productive assets and, to a lesser extent, barge scrapping activity and cash proceeds from the sale of non-core assets and assets not needed for future operations. We currently expect our 2010 capital expenditures will be in the range of $50 to $60 million, compared to $33.2 million in 2009.

Our cash operating costs consist primarily of purchased services, materials and repairs, fuel, labor and fringe benefits and taxes (collectively presented as Cost of Sales on the condensed consolidated statements of operations) and SG&A costs.

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

Our debt level under our revolving credit facility and senior notes outstanding totaled $356.7 million at March 31, 2010. We were in compliance with all debt covenants on March 31, 2010. The liquidity available under our credit agreement on March 31, 2010, was approximately $223 million. Additionally, we are allowed to sell certain assets and consummate sale leaseback transactions on other assets to enhance our liquidity position. The Company also has the ability to quickly access capital markets under its $200 million shelf registration, though we consider this a less likely option at this time.

The new Credit Facility has no maintenance covenants unless borrowing availability is generally less than $68 million. This is $155 million less than the availability at March 31, 2010. Should the springing covenants be triggered, they are less restrictive in the Credit Facility than under the prior agreement, as the leverage calculation includes only first lien senior debt, excluding debt under the Notes, while the former facility leverage ratio included total debt. In addition the Credit Facility places no restrictions on capital spending.

With the July 2013 expiration of the Credit Facility and July 2017 expiration of the Notes we believe that we have an appropriate longer term, and flexible capital structure that will provide adequate liquidity and allow us to focus on executing our tactical and strategic plans through the various economic cycles.

Our Indebtedness

As of March 31, 2010, we had total indebtedness of $356.9 million. Our revolver debt balance was $165.6 million at March 31, 2010. We had $223 million of availability under the revolver at March 31, 2010.

The current bank credit facility has no maintenance financial covenants unless borrowing availability is generally less than $68 million. Thus at $223 million of availability we are $155 million above this threshold. All additional debt relates to a small holdback note associated with our acquisition of Elliot Bay. The note bears interest at 5.5% and is payable in 2010. Availability under the revolving credit facility was also reduced by the $1.5 million of outstanding letters of credit. The Company was in compliance with all covenants at March 31, 2010.

Net Cash, Capital Expenditures and Cash Flow

Despite the economic environment we continue to generate positive cash flow from operations though changes in working capital and other non-cash charges resulted in an unfavorable comparison to prior year. We generated $0.3 million in cash from operations during the quarter compared to $25.1 million in the prior year. Approximately three-quarters of the current year decline in cash from operations was driven by unfavorable changes in working capital. The working capital changes were primarily timing related, attributable to a difference in the timing of the payment of interest on our existing outstanding debt when compared to prior year, higher inventory levels driven by our internal barge build program and by weather-delayed delivery of several external tank barges at Jeffboat.

During the first quarter the Company had $15.5 million of capital expenditures primarily related to costs of new dry covered barges. We also generated $7.2 million in proceeds from asset management actions in the quarter, primarily from the sale of surplus boats. These proceeds offset a significant portion of the capital investment. In addition, we also collected a $2.3 million government grant payment related to its funding of 75% of a capital project at Jeffboat completed in 2009.

We currently expect to build 50 to 75 new dry hopper barges for use by our transportation segment in 2010. Combined with our maintenance capital expenditures which extend the lives of existing fleets, we expect that our capital expenditures will be in the range of $50 to $60 million in 2010.

Long term debt increased by $11.3 million in the quarter to $356.8 million at March 31, 2010 primarily due to the changes in working capital and the net cash used in investing activities in the quarter.

CHANGES IN ACCOUNTING STANDARDS

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

ASU No. 2010-06, issued in January 2010, represents an amendment to ASC Section 820, “Fair Value Measurements and Disclosures” requiring new disclosures regarding 1) transfers in and out of level 1 and 2 (fair values based on active markets for identical or similar investments respectively) and 2) purchases, sales, issuances and settlements roll-forwards of level 3 (fair value based on unobservable inputs) investments. The ASU also amends required levels of disaggregation of asset classes and expands information required as to inputs and valuation techniques for recurring and non-recurring level 2 and 3 measurements. With the exception of the disclosures in 2 above, the new disclosures will become effective for interim and annual reporting periods beginning after December 15, 2009. Items in 2 above become effective one year later. Although it will expand the Company’s disclosures the change will not have a material effect on the Company.

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

No significant changes have occurred to these policies which are more fully described in the Company’s filing on Form 10-K for the year ended December 31, 2009. Operating results for the interim periods presented herein are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. Our quarterly revenues and profits historically have been lower during the first six months of the year and higher in the last six months of the year due primarily to the timing of the North American grain harvest.

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. As such, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The condensed consolidated balance sheet as of December 31, 2009 has been derived from the audited consolidated balance sheet at that date. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk is the potential loss arising from adverse changes in market rates and prices, such as fuel prices and interest rates, and changes in the market value of financial instruments. We are exposed to various market risks, including those which are inherent in our financial instruments or which arise from transactions entered into in the course of business. A discussion of our primary market risk exposures is presented below. The Company neither holds nor issues financial instruments for trading purposes.

Fuel Price Risk

For the quarter ended March 31, 2010, fuel expenses for fuel purchased directly and used by our boats represented 20.7% of our transportation revenues. Each one cent per gallon rise in fuel price increases our annual operating expense by approximately $0.6 million. We partially mitigate our direct fuel price risk through contract adjustment clauses in our term contracts. Contract adjustments are deferred either one quarter or one month, depending primarily on the age of the term contract. We have been increasing the frequency of contract adjustments to monthly as contracts renew to further limit our timing exposure. Additionally, fuel costs are only one element of the potential movement in spot market pricing, which generally respond only to long-term changes in fuel pricing. All of our grain movements, which comprised 25% of our total transportation segment revenues in the first quarter of 2010, are priced in the spot market. Despite these measures fuel price risk impacts us for the period of time from the date of the price increase until the date of the contract adjustment (either one month or one quarter), making us most vulnerable in periods of rapidly rising prices. We also believe that fuel is a significant element of the economic model of our vendors on the river, with increases passed through to us in the form of higher costs for external shifting and towing. From time to time we have utilized derivative instruments to manage volatility in addition to our contracted rate adjustment clauses. Since 2008 we have entered into fuel price swaps with commercial banks for a portion of our expected fuel usage. These derivative instruments have been designated and accounted for as cash flow hedges, and to the extent of their effectiveness, changes in fair value of the hedged instrument will be accounted for through Other Comprehensive Income until the fuel hedged is used, at which time the gain or loss on the hedge instruments will be recorded as fuel expense. At March 31, 2010, a net asset of approximately $4.3 million has been recorded in the consolidated balance sheet and the gain on the hedge instrument recorded in Other Comprehensive Income. The fuel swap agreements require that we, in some circumstances, post a deposit for a portion of any loss position. At March 31, 2010, we had no deposits outstanding. Our amended credit agreement places certain limits on our ability to provide cash collateral on these agreements. Ultimate gains or losses will not be determinable until the fuel swaps are settled. Realized gains from our hedging program were $1.0 million in the quarter ended March 31, 2010. We believe that the hedge program can decrease the volatility of our results and protects us against fuel costs greater than our swap price. Further information regarding our hedging program is contained in Note 9 to our consolidated financial statements. We may increase the quantity hedged based upon active monitoring of fuel pricing outlooks by the management team.

Interest Rate and Other Risks

At March 31, 2010, we had $165.6 million of floating rate debt outstanding, which represented the outstanding balance of the revolving credit facility. If interest rates on our floating rate debt increase significantly, our cash flows could be reduced, which could have a material adverse effect on our business, financial condition and results of operations. Each 100 basis point increase in interest rates, at our existing debt level, would increase our cash interest expense by approximately $1.7 million annually. This amount would be mitigated by the cash tax deductibility of the increased interest payments.

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

Evaluation of Disclosure Controls and Procedures.  We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported accurately within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms. As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and Senior Vice President and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (pursuant to Exchange Act Rule 13a-15(b) and 15d-15(b)). Based upon this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The conclusions of the CEO and CFO from this evaluation were communicated to the Audit Committee. We intend to continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

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

The Company participated in the USCG investigation of the matter and participated in the hearings which have concluded. A finding has not yet been announced. The Company has also received inquiries and subpoenas from the United States Attorney’s Office for the Eastern District of Louisiana. The Company is cooperating with the investigation. The Company has made demand on DRD Towing (including its insurers as an additional insured) and Laurin Maritime for reimbursement of cleanup costs, defense and indemnification. However, there is no assurance that any other party that may be found responsible for the accident will have the insurance or financial resources available to provide such defense and indemnification. The Company has various insurance policies covering pollution, property, marine and general liability. While the cost of cleanup operations and other potential liabilities are significant, the Company believes it has satisfactory insurance coverage and other legal remedies to cover substantially all of the cost. The Company paid $0.85 million in retention amounts under our insurance policies in the third quarter of 2008. If our insurance companies refuse to continue to fund the cleanup or other liabilities associated with the claims, the Company may have to pay such expenses and seek reimbursement from the insurance companies. Given the preliminary stage of the litigation, the Company is unable to determine the amount of loss, if any, the Company will incur and the impact, if any, the incident and related litigation will have on the financial condition or results of operations of the Company.

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

Bulk Terminals Site, Louisville, Kentucky.  Jeffboat was contacted, in December 2007, by the Kentucky Environmental and Public Protection Cabinet (“Cabinet”) requesting information related to Jeffboat’s participation at the Bulk Terminals Site, Louisville, Kentucky (“Site”), a liquid waste disposal facility. Jeffboat sent limited liquid waste to the Site during a period in the 1970s. The Cabinet is pursuing assessment and remedy as to groundwater contamination at the Site. Jeffboat continues to participate in the PRP group in cooperation with the Cabinet. At this time, costs of participation, assessment and remedy have totaled $0.04 million. The Company has not increased amounts previously reserved for this site at this time.

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

Potential recession impacts — Though in the quarter ended March 31, 2010 we saw increases over the prior year in specific commodities, global demand for many of the products that are currently shipped by barge has been significantly diminished from their pre-recession levels. Such loss of demand has negatively impacted our revenues, costs and financial condition, and it may continue to result in an oversupply of barges reducing the rates we are able to charge for our services. Such loss of demand has also and could continue to result in tow-size and barge positioning inefficiencies, and negatively impact revenue price/mix/volume as occurred during the quarter ended March 31, 2010.

Credit availability to our customers and suppliers — We believe that many of our customers and suppliers rely on liquidity from operative global credit markets. If credit availability remains restricted for these customers or interest rates increase significantly, demand for our products and services may be constricted, our costs may increase and we may not be able to enforce contracts or collect on outstanding invoices.

Market risk — We have significant costs associated with our pension plan, the cost of which is dependent on many factors including the return on plan assets. Plan assets declined significantly in 2008. Though plan assets increased in 2009 and through the first quarter of 2010, the combined two year return for 2008 and 2009 remained below the average assumed rate of return used for actuarial estimation purposes. Further declines in the value of plan assets or continued lower than assumed returns over time could increase required expense provisions and contributions under the plan. See Note 7 to the condensed consolidated financial statements for the three months ended March 31, 2010, for disclosures related to our employee benefit plans.

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

Almost all of the contracts for Jeffboat production contain steel price adjustments, though in some recent contracts we have fixed steel prices, as vendors have been willing to commit to fixed prices over a six month window. Although the price of steel has recently declined from peak levels seen in 2008, the price has been volatile in recent years. Due to the steel price adjustments in the contracts, the total price incurred by our customers for new barge construction has also varied. Some customers may consider steel prices when determining to build new barges resulting in fluctuating demand for new barge construction.

Higher fuel prices, if not recouped from our customers, could dramatically increase operating expenses and adversely affect profitability.

For the quarters ended March 31, 2010 and 2009, fuel expenses represented 20.7% and 20.8% of transportation revenues. Fuel prices are subject to fluctuation as a result of domestic and international events. Generally, our term contracts contain provisions that allow us to pass through (effectively on approximately a 45 day delay basis) a significant portion of any fuel expense increase to our customers, thereby reducing, but not eliminating, our fuel price risk. Fuel price is a key, but not the only variable in spot market pricing. Therefore, fuel price and the timing of contractual rate adjustments can be a significant source of quarter-over-quarter and year-over-year volatility, particularly in periods of rapidly changing fuel prices. Negotiated spot rates may not fully recover fuel price increases. From time to time we hedge the expected cash flows from anticipated purchases of unprotected gallons through fuel price swaps. We choose how much fuel to hedge depending on the circumstances. However, we may not effectively control our fuel price risk and may incur fuel costs higher than the spot market price. At March 31, 2010, the market value of our fuel price swaps represented an asset of approximately $4.3 million. Substantially all of this asset relates to hedges executed to offset our exposure under fixed fuel customer contracts whereby fuel cost increases are not passed through to customers. If there are no further changes in market value prior to settlement dates in 2010 and 2011, this amount will be credited to operations as the fuel is used.

Our operating margins are impacted by certain low margin legacy contracts and by spot rate market volatility for grain volume and pricing.

We emerged from bankruptcy in January 2005. Our largest term contract for the movement of coal predates the emergence and was negotiated at a low margin. Though it contains a fuel adjustment mechanism, the mechanism may not fully recover increases in fuel cost. The majority of our coal moves, since bankruptcy and through the 2015 expiration of this contract, may be at a low or negative margin due to our inability to fully recover fuel price increases. We have recently hedged expected 2010 fuel usage at prices that should provide positive 2010 margins for this contract. This concentration of low margin business was approximately $51.1 million, $43.1 million and $43.4 million of our total revenues in 2009, 2008 and 2007 respectively.

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

At the end of the first quarter of 2010, though we have no remaining legacy vessels in our manufacturing backlog, one unsigned option on 14 to 20 additional vessels, or more than $31 million of revenues for 2011 builds, remains exercisable. If exercised this option may extend the negative margin impact into 2011. As a percent of total production, we do not expect that these vessels will be significant to 2011 production margin.

We are subject to adverse weather and river conditions, including marine accidents.

Our barging operations are affected by weather and river conditions. Varying weather patterns can affect river levels, contribute to fog delays and cause ice to form in certain river areas of the United States. For example, the Upper Mississippi River closes annually from approximately mid-December to mid-March, and ice conditions can hamper navigation on the upper reaches of the Illinois River during the winter months. During hurricane season in the summer and early fall we may be subject to revenue loss, business interruptions and equipment and facilities damage, particularly in the Gulf region. In addition, adverse river conditions can result in lock closures as well as affect towboat speed, tow size and loading drafts and can delay barge movements. Terminals may also experience operational interruptions as a result of weather or river conditions. During 2008 the number of idle barge days due to high water conditions, primarily on the Illinois and Arkansas rivers, and due to the impacts of the three hurricanes which hit the Gulf Coast were up more than one and one-half times over the prior year, to almost 42,000 idle barge days. This was equivalent to not generating any revenue from approximately 115 barges for a full year. Idle weather-related barge days declined to approximately 17,500 days in 2009 which is a more normal level. Idle weather-related barge days declined in the first quarter of 2010 compared to 2009. Adverse weather conditions may also affect the volume of grain produced and harvested, as well as impact harvest timing and therefore pricing. In the event of a diminished harvest, the demand for barging services will likely decrease. Additionally, marine accidents involving our or others’ vessels may impact our ability to efficiently operate on the Inland Waterways. Such accidents, particularly those involving spills, can effectively close sections of the Inland Waterways to marine traffic. Our manufacturing segment’s waterfront facility is subject to occasional flooding. Its manufacturing operation, much of which is conducted outdoors, is also subject to weather conditions. As a result, these operations are subject to production schedule delays or added costs to maintain production schedules caused by weather. The manufacturing operation lost approximately 40 production days in both 2009 and 2008. During the first quarter of 2010, adverse weather conditions caused weather-related lost production days to increase by 12 days from the prior year first quarter.

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

The average life expectancy of a dry cargo barge is 25 to 30 years. We anticipate that without further investment and repairs by the end of 2010 approximately one-third of our current dry cargo barges will have reached 30 years of age. Though we currently have approximately 300 dry barges in use greater than 30 years old, once barges begin to reach 25 to 30 years of age the cost to maintain and operate them may be so high that it may be more economical for the barges to be scrapped. If such barges are not scrapped, additional operating costs to repair and maintain them would likely reduce cash flows and earnings. If such barges are scrapped and not replaced, revenue, earnings and cash flows may decline. Though we anticipate future capital investment in dry cargo barges, we may choose not to replace all barges that we may scrap with new barges based on uncertainties related to financing, timing and shipyard availability. If such barges are replaced, significant capital outlays would be required. We may not be able to generate sufficient sources of liquidity to fund necessary replacement capital needs. If the number of barges declines over time, our ability to maintain our hauling capacity will be decreased unless we can improve the utilization of the fleet. If these improvements in utilization are not achieved, revenue, earnings and cash flow could decline.

We have experienced work stoppages by union employees in the past, and future work stoppages may disrupt our services and adversely affect our operations.

As of March 31, 2010, approximately 600 employees were represented by unions. Most of these unionized employees (approximately 575 individuals) are represented by General Drivers, Warehousemen and Helpers, Local Union No. 89, affiliated with the International Brotherhood of Teamsters, Chauffeurs, Warehousemen and Helpers of America (“Teamsters”), at our shipyard facility under a three-year collective bargaining agreement that expired in April 2010. The employees represented by this contract conducted a strike from April 2, 2010 to May 2, 2010, but have returned to work under a new three year contract which expires April 1, 2013. The strike did not have a material effect on our operations or financial results. Our remaining unionized employees (approximately 25 positions) are represented by the International Union of United Mine Workers of America, District 12 — Local 2452 at ACL Transportation Services LLC in St. Louis, Missouri under a collective bargaining agreement that expires in December 2010. We cannot assure that we will be able to reach agreement on renewal terms of these contracts or that we will not be subject to work stoppages, other labor disruption or that we will be able to pass on increased costs to our customers in the future. If there were to be a prolonged work stoppage or strike at our shipyard facility, it could have a material impact on the Company’s manufacturing segments operations and financial results.

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

At March 31, 2010, we had approximately $165.6 million of floating rate debt outstanding, which represented the outstanding balance of the New Credit Facility. Each 100 basis point increase above the LIBOR interest rate in effect at March 31, 2010, would increase our cash interest expense by approximately $1.7 million.

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

A major accident or casualty loss at any of our facilities or affecting free navigation of the Gulf or the Inland Waterways could significantly reduce production.

One or more of our facilities or equipment may experience a major accident and may be subject to unplanned events such as explosions, fires, inclement weather, acts of God and other transportation interruptions. Any shutdown or interruption of a facility could reduce the production from that facility and could prevent us from conducting our business for an indefinite period of time at that facility, which could substantially impair our business. For example, such an occurrence at our manufacturing segment’s facility could disrupt or shut down our manufacturing activities. Our insurance may not be adequate to cover our resulting losses.

A temporary or permanent closure of the river to barge traffic in the Chicago area in response to the threat of Asian carp migrating into the Great Lakes may have an adverse affect on operations in the area.

The Company has numerous customers in the Chicago and Great Lakes areas that ship freight through certain locks in the Chicago area. In the event certain of these locks are temporarily or permanently closed, these customers may use other means of transportation to ship their products. In the event there are temporary or periodic closures of these locks or other river closures in the area, the Company could experience an increase in operating costs, delay in delivery of cargoes and other operational inefficiencies. Such interruptions of our service could result in lower revenues. In the event barge transportation becomes impossible or impracticable for our Lemont facility, the Company may be forced to close the Lemont facility.

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

Many of our employees are covered by federal maritime laws that may subject us to job-related claims.

Many of our employees are covered by federal maritime laws, including provisions of the Jones Act, the Longshore and Harbor Workers Act and the Seaman’s Wage Act. These laws typically operate to make liability limits established by state workers’ compensation laws inapplicable to these employees and to permit these employees and their representatives to pursue actions against employers for job-related injuries in federal court. Because we are not generally protected by the limits imposed by state workers’ compensation statutes for these employees, we may have greater exposure for any claims made by these employees than is customary for non-maritime workers in the individual states.

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

Our operations, facilities, properties and vessels are subject to extensive and evolving laws and regulations. These laws pertain to air emissions; water discharges; the handling and disposal of solid and hazardous materials and oil and oil-related products, hazardous substances and wastes; the investigation and remediation of contamination; and health, safety and the protection of the environment and natural resources. Failure to comply with these laws and regulations may trigger a variety of administrative, civil and criminal enforcement measures, including the assessment of civil and criminal penalties, the imposition of remedial obligations, assessment of monetary penalties and the issuance of injunctions limiting or preventing some or all of our operations. As a result, we are involved from time to time in administrative and legal proceedings related to environmental, health and safety matters and have in the past and will continue to incur costs and other expenditures relating to such matters. In addition to environmental laws that regulate our ongoing operations, we are also subject to environmental remediation liability. Under federal and state laws we may be liable as a result of the release or threatened release of hazardous substances or wastes or other pollutants into the environment at or by our facilities, properties or vessels, or as a result of our current or past operations, including facilities to which we have shipped wastes. These laws, such as the federal Clean Water Act, the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”), the Resource Conservation and Recovery Act (“RCRA”) and OPA 90, typically impose liability and cleanup responsibility without regard to whether the owner or operator knew of or caused the release or threatened release. Even if more than one person may be liable for the release or threatened release, each person covered by the environmental laws may be held wholly responsible for all of the cleanup costs and damages. In addition, third parties may sue the owner or operator of a site or vessel for damage based on personal injury, property damage or other costs and cleanup costs, resulting from environmental contamination. Under OPA 90 owners, operators and bareboat charterers are jointly and severally strictly liable for the discharge of oil within the internal and territorial waters, and the 200-mile exclusive economic zone around the United States. Additionally, an oil spill could result in significant liability, including fines, penalties, criminal liability and costs for natural resource damages. Most states bordering on a navigable waterway have enacted legislation providing for potentially unlimited liability for the discharge of pollutants within their waters. As of March 31, 2010, we were involved in several matters relating to the investigation or remediation of locations where hazardous materials have or might have been released or where we or our vendors have arranged for the disposal of wastes. These matters include situations in which we have been named or are believed to be a potentially responsible party under applicable federal and state laws. As of March 31, 2010, we had no significant reserves for these environmental matters. Any cash expenditures required to comply with applicable environmental laws or to pay for any remediation efforts in excess of such reserves or insurance will therefore result in charges to earnings. We may incur future costs related to the sites associated with the environmental issues, and any significant additional costs could adversely affect our financial condition. The discovery of additional sites, the modification of existing laws or regulations or the promulgation of new laws or regulations, more vigorous enforcement by regulators, the imposition of joint and several liability under CERCLA or analogous state laws or OPA 90 and other unanticipated events could also result in a material adverse effect.

We are subject to, and may in the future be subject to disputes or legal or other proceedings that could involve significant expenditures by us.

The nature of our business exposes us to the potential for disputes or legal or other proceedings from time to time relating to labor and employment matters, personal injury and property damage, product liability matters, environmental matters, tax matters, contract disputes and other matters. Specifically, we are subject to claims on cargo damage from our customers and injury claims from our vessel personnel. These disputes, individually or collectively, could affect our business by distracting our management from the operation of our business. If these disputes develop into proceedings, these proceedings, individually or collectively, could involve significant expenditures. We are currently involved in several environmental matters. See “Item 1. Legal Proceedings — Environmental and Other Litigation.”

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company’s American Commercial Lines Inc. Equity Award Plan for Employees, Officers and Directors (“Equity Award Plan”) permits the netting of common stock upon vesting of restricted stock awards to satisfy individual tax withholding requirements. During the quarter ended March 31, 2010, the Company redeemed such shares as presented in the table below.

				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares (or Units)	Value) of Shares
			Purchased as Part	(or Units) That may
	Total Number of	Average Price	of Publicly	yet be Purchased
	Shares (or Units)	Paid per Share	Announced Plans	Under the Plans or
Period	Purchased(1)	(or Unit)(2)	or Programs	Programs

January 1, 2010 - January 31, 2010	232	18.02	N/A	N/A
February 1, 2010 - February 28, 2010	11,283	22.44	N/A	N/A
March 1, 2010 - March 31, 2010	20,108	23.04	N/A	N/A

Total	31,623

(1)	Shares redeemed to satisfy employee tax requirements.

(2)	Reflects the weighted average fair market value per share redeemed.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS.

Exhibit
No.	Description

31.1	Certification by Michael P. Ryan, Chief Executive Officer, required by Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	Certification by Thomas R. Pilholski, Senior Vice President and Chief Financial Officer, required by Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1	Certification by Michael P. Ryan, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.
32.2	Certification by Thomas R. Pilholski, Senior Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.

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
(Principal Financial Officer)

Date: May 7, 2010

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