Form 10-Q
period 2010-06-30
AMERICAN COMMERCIAL LINES INC.
filed 2010-08-06
CIK 1324479

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☑  No ☐

As of July 28, 2010, there were 12,833,128 shares of the registrant’s common stock, par value $.01 per share, issued and outstanding.

AMERICAN COMMERCIAL LINES INC

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AMERICAN COMMERCIAL LINES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Quarter Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
		(Unaudited)
	(In thousands, except shares and per share amounts)

Revenues
Transportation and Services	$152,422	$147,607	$289,276	$305,078
Manufacturing	11,879	70,916	23,321	106,150

Revenues	164,301	218,523	312,597	411,228

Cost of Sales
Transportation and Services	135,245	135,319	258,297	275,385
Manufacturing	11,462	59,889	21,994	90,325

Cost of Sales	146,707	195,208	280,291	365,710

Gross Profit	17,594	23,315	32,306	45,518
Selling, General and Administrative Expenses	10,565	15,979	22,185	37,292

Operating Income	7,029	7,336	10,121	8,226

Other Expense (Income)
Interest Expense	9,766	11,802	19,619	20,333
Other, Net	(107)	(211)	(161)	(487)

Other Expense	9,659	11,591	19,458	19,846

Loss from Continuing Operations Before Income Taxes	(2,630)	(4,255)	(9,337)	(11,620)
Income Tax Benefit	(1,267)	(1,318)	(4,494)	(4,209)

Loss from Continuing Operations	(1,363)	(2,937)	(4,843)	(7,411)
Discontinued Operations, Net of Tax	(2)	(831)	(2)	(1,815)

Net Loss	$(1,365)	$(3,768)	$(4,845)	$(9,226)

Basic Loss per Common Share:
Loss from continuing operations	$(0.11)	$(0.23)	$(0.38)	$(0.58)
Loss from discontinued operations, net of tax	—	(0.07)	—	(0.15)

Basic Loss per Common Share	$(0.11)	$(0.30)	$(0.38)	$(0.73)

Loss per Common Share — Assuming Dilution:
Loss from continuing operations	$(0.11)	$(0.23)	$(0.38)	$(0.58)
Loss from discontinued operations, net of tax	—	(0.07)	—	(0.15)

Loss per Common Share — Assuming Dilution	$(0.11)	$(0.30)	$(0.38)	$(0.73)

Weighted Average Shares Outstanding
Basic	12,810,811	12,712,985	12,786,314	12,700,403

Diluted	12,810,811	12,712,985	12,786,314	12,700,403

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN COMMERCIAL LINES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2010	2009
	(Unaudited)
	(In thousands, except shares and per share amounts)

ASSETS
Current Assets
Cash and Cash Equivalents	$1,490	$1,198
Accounts Receivable, Net	64,580	93,295
Inventory	57,127	39,070
Deferred Tax Asset	3,897	3,791
Assets Held for Sale	1,703	3,531
Prepaid Expenses and Other Current Assets	35,782	23,879

Total Current Assets	164,579	164,764
Properties, Net	516,038	521,068
Investment in Equity Investees	4,534	4,522
Other Assets	30,689	33,536

Total Assets	$715,840	$723,890

LIABILITIES
Current Liabilities
Accounts Payable	$25,996	$34,163
Accrued Payroll and Fringe Benefits	15,563	18,283
Deferred Revenue	14,023	13,928
Accrued Claims and Insurance Premiums	12,171	16,947
Accrued Interest	12,207	13,098
Current Portion of Long Term Debt	114	114
Customer Deposits	1,000	1,309
Other Liabilities	26,647	31,825

Total Current Liabilities	107,721	129,667
Long Term Debt	350,202	345,419
Pension and Post Retirement Liabilities	32,439	31,514
Deferred Tax Liability	55,205	40,133
Other Long Term Liabilities	6,201	6,567

Total Liabilities	551,768	553,300

STOCKHOLDERS’ EQUITY
Common stock; authorized 50,000,000 shares at $.01 par value; 16,044,025 and 15,898,596 shares issued and outstanding as of June 30, 2010 and December 31, 2009, respectively	160	159
Treasury Stock 3,210,897 and 3,179,274 shares at June 30, 2010 and December 31, 2009, respectively	(314,049)	(313,328)
Other Capital	300,295	299,486
Retained Earnings	179,017	183,862
Accumulated Other Comprehensive (Loss) Income	(1,351)	411

Total Stockholders’ Equity	164,072	170,590

Total Liabilities and Stockholders’ Equity	$715,840	$723,890

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN COMMERCIAL LINES INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Months Ended June 30,
	2010	2009
	(Unaudited)
	(In thousands)

OPERATING ACTIVITIES
Net Loss	$(4,845)	$(9,226)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operating Activities:
Depreciation and Amortization	23,911	27,274
Debt Issuance Cost Amortization	2,651	4,720
Deferred Taxes	16,438	(4,929)
Gain on Property Dispositions/Impairment of Assets Held for Sale	(3,593)	(2,312)
Share-Based Compensation	1,623	4,811
Other Operating Activities	386	253
Changes in Operating Assets and Liabilities:
Accounts Receivable	26,414	44,053
Inventory	(17,521)	10,430
Other Current Assets	(13,803)	13,886
Accounts Payable	(4,198)	(16,918)
Accrued Interest	(817)	2,161
Other Current Liabilities	(13,731)	(16,739)

Net Cash Provided by Operating Activities	12,915	57,464
INVESTING ACTIVITIES
Property Additions	(21,909)	(12,423)
Proceeds from Property Dispositions	7,288	4,161
Proceeds from Government Grant	2,302	—
Other Investing Activities	1,359	(1,655)

Net Cash Used in Investing Activities	(10,960)	(9,917)
FINANCING ACTIVITIES
Revolving Credit Facility Borrowings	4,192	(12,450)
Bank Overdrafts on Operating Accounts	(3,970)	(10,701)
Debt Issue Costs	(150)	(21,314)
Tax Expense of Share-Based Compensation	(1,252)	(1,993)
Exercise of Stock Options	438	—
Acquisition of Treasury Stock	(721)	(392)
Other Financing Activities	(200)	—

Net Cash Used in Financing Activities	(1,663)	(46,850)
Net Increase in Cash and Cash Equivalents	292	697
Cash and Cash Equivalents at Beginning of Period	1,198	1,217

Cash and Cash Equivalents at End of Period	$1,490	$1,914

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN COMMERCIAL LINES INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

						Accumulated
						Other
	Common Stock		Treasury	Other	Retained	Comprehensive
	Shares	Amount	Stock	Capital	Earnings	Income (Loss)	Total
	(Unaudited)
	(Shares and dollars in thousands)

Balance at December 31, 2009	12,719	$159	$(313,328)	$299,486	$183,862	$411	$170,590
Share-based Compensation	—	—	—	1,623	—	—	1,623
Tax Expense of Share-based Compensation	—	—	—	(1,252)	—	—	(1,252)
Exercise of Stock Options	51	—	—	438	—	—	438
Issuance of Restricted Stock Units and Performances Shares	95	1	—	(1)	—	—	—
Acquisition of Treasury Stock	(32)	—	(721)	—	—	—	(721)
Comprehensive Loss:
Net Loss	—	—	—	—	(4,845)	—	(4,845)
Net change in fuel swaps designated as cash flow hedging instrument, net of tax	—	—	—	—	—	(1,762)	(1,762)
Other	—	—	—	1	—	—	1

Total Comprehensive Loss	—	$—	$—	$1	$(4,845)	$(1,762)	$(6,606)

Balance at June 30, 2010	12,833	$160	$(314,049)	$300,295	$179,017	$(1,351)	$164,072

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

In July 2009 the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-01, which includes the previously issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (“SFAS 168”) in its entirety, including the accounting standards update instructions contained in Appendix B of the Statement. With the ASU’s issuance the ASC became the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date the codification superseded all then-existing

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the codification became non-authoritative. Following this ASU, the FASB will not issue new standards in the form of statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue ASUs. The Board will not consider ASUs as authoritative in their own right. ASUs will serve only to update the codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the codification. This standard does not change existing standards except as to the designation of the GAAP hierarchy.

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

As authorized by the Company’s shareholders at the annual meeting in May 2009 the Board of Directors declared a one-for-four reverse stock split effective May 26, 2009 for stockholders of record at the close of business on May 25, 2009. As a result of the reverse stock split, each four shares of common stock were combined into one share of common stock and the total number of shares of common stock outstanding at that date (excluding treasury shares) was reduced from approximately 50.9 million shares to approximately 12.7 million shares. Share and per share data for all periods presented herein have been adjusted to reflect the impact of the reverse stock split.

Under the terms of the Company’s share-based compensation plans, shares of ACL Common Stock are acquired from time to time as a result of cashless exercises of share-based awards at the option of the plan participant. Shares are acquired at market value. Shares at market value acquired are equal to the sum of the statutory withholding taxes applicable at the time of exercise and, in the case of option grants, the exercise price of the applicable agreement.

Accumulated other comprehensive (loss) income as of June 30, 2010, and December 31, 2009, consists of the following.

	June 30,	Dec. 31,
	2010	2009

Minimum pension liability, net of $2,847 tax benefit	$(4,748)	$(4,748)
Minimum post retirement liability, net of $1,745 tax provision	2,909	2,909
Gain on fuel hedge, net of tax provision of $425 and $1,791, respectively.	488	2,250

	$(1,351)	$411

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total comprehensive income changed by $1,762 in the six months ended June 30, 2010, due to the change in the amount of the deferred gain (loss) on fuel hedges.

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

During the quarter ended June 30, 2010 average outstanding stock options were 450,424, average outstanding restricted stock units were 319,409 and average outstanding performance share units were 21,310. Due to the net loss in the periods ended June 30, 2010 and 2009, any potentially dilutive securities have been excluded from the computation as they would have an anti-dilutive impact. Due to strike prices in excess of market, 236,000 and 139,000 non-qualified stock options are anti-dilutive in 2010 and 2009, respectively. Due to the net loss in the six month periods ended June 30, 2010 and 2009, any remaining potentially dilutive securities have been excluded from the computation as they would have an anti-dilutive impact.

Performance share units are generally issued to certain senior management personnel each year. These units contain specific long-term performance-based criteria which must be met prior to the vesting of the awards. For all grants issued through 2008, the underlying shares either fully vested or were fully forfeited based on whether the performance criteria were met. Prior to the grant of performance share units in 2009, the Compensation Committee of the Board of Directors revised the methodology for vesting of performance share units, allowing potential for partial vesting of future grants based on achievement levels. Under these changed criteria no vesting occurs if performance against the established three-year target is below an 80% target level. Performance at 120% of the three-year target results in 100% vesting of the grant. At the end of each period the cumulative performance against the long-term, performance-based criteria of each outstanding grant is separately evaluated based on performance-to-date applicable to each award to determine if the grant should be included in the computation of diluted earnings per share-based on probability of vesting. Performance shares issued in 2008 and 2009 were not considered probable of vesting in the periods presented, and if considered probable would have been otherwise excluded due to net losses in the periods presented.

The weighted average number of shares used in computing basic and diluted loss per common share from the net loss is presented on the face of the condensed consolidated statement of operations.

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Weighted average common shares outstanding (used to calculate basic earnings per share)	12,810,811	12,712,985	12,786,314	12,700,403
Shares if all dilutive potential common shares outstanding during the period were exercised	—	—	—	—

Shares used to calculate diluted EPS	12,810,811	12,712,985	12,786,314	12,700,403

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4.	Debt

	June 30,	December 31,
	2010	2009

Revolving Credit Facility	$158,710	$154,518
2017 Senior Notes	200,000	200,000
Less Original Issue Discount	(8,508)	(9,099)
Elliott Bay Note	114	114

Total Debt	350,316	345,533
Less Current Portion of Long Term Debt	114	114

Long Term Debt	$350,202	$345,419

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

On July 7, 2009, CBL, a direct wholly owned subsidiary of ACL, issued $200,000 aggregate principal amount of senior secured second lien 12.5% notes due July 15, 2017 (the “Notes”). The issue price was 95.181% of the principal amount of the Notes ($9,638 discount at issuance date), resulting in an effective interest rate of approximately 13.1%. The Notes are guaranteed by ACL and by certain of CBL’s existing and future domestic subsidiaries. Simultaneously with CBL’s issuance of the Notes, ACL closed a new four year $390,000 senior secured first lien asset-based revolving credit facility (the “Credit Facility”) also guaranteed by CBL, ACL and certain other direct wholly owned subsidiaries of CBL. Proceeds from the Notes, together with borrowings under the Credit Facility, were used to repay ACL’s existing credit facility, to pay certain related transaction costs and expenses and for general corporate purposes. Remaining unamortized fees related to Amendment No. 6 were written off when that debt was repaid out of the proceeds of the Notes and the Credit Facility.

The current Notes and Credit Facility have no maintenance covenants unless borrowing availability is generally less than $68,250. This is approximately $162,000 less than the availability at June 30, 2010. Should the springing covenants be triggered, the computation of the leverage calculation includes only first lien senior debt, excluding debt under the Notes. The Notes and Credit Facility also provide flexibility to execute sale leasebacks, sell assets and issue additional debt to raise additional funds. In addition the Notes and Credit Facility place no restrictions on capital spending, but do prohibit the payment of dividends.

The Notes were offered in accordance with Rule 144A under the Securities Act of 1933, as amended, to purchasers in the United States and in accordance with Regulation S under the Securities Act to purchasers outside of the United States. The Notes were subsequently registered under the Securities Act and the exchange offer was completed on January 22, 2010. At June 30, 2010 the fair value of the Notes based on quoted market prices was approximately $209,600. The fair values of the Credit Facility and the Elliott Bay note (below) approximate their book values.

During all periods presented the Company has been in compliance with the respective covenants contained in its credit agreements.

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Elliott Bay note was a 5.5% per annum interest bearing note given as partial consideration for the purchase of Elliott Bay. A payment of $450 was made on this note during the quarter ended March 31, 2009 and the remaining $114 as of June 30, 2010 was paid in full on July 6, 2010.

Note 5.	Inventory

Inventory is carried at the lower of cost (based on a weighted average method) or market and consists of the following.

	June 30,	December 31,
	2010	2009

Raw Materials	$19,237	$5,142
Work in Process	14,186	12,230
Parts and Supplies	23,704	21,698

	$57,127	$39,070

Note 6.	Income Taxes

ACL’s operating entities include three single member limited liability companies that are owned by a corporate parent, and are subject to U.S. federal and state income taxes on a combined basis.

The effective tax rate on income from continuing operations before income taxes was 48.2% and 31.0% for the three months ended June 30, 2010 and 2009, respectively and 48.1% and 36.2% for the six months ended June 30, 2010 and 2009, respectively. The rate in 2009 approximates the U.S. federal and state statutory rates after considering the deductibility of state income taxes. The higher rate in 2010 is due to the impact of permanent differences in relation to pre-tax income in that year.

Note 7.	Employee Benefit Plans

A summary of the Company’s pension and post-retirement plan components follows.

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Pension Components:
Service cost	$1,200	$1,342	$2,400	$2,684
Interest cost	2,590	2,486	5,180	4,972
Expected return on plan assets	(3,130)	(3,095)	(6,260)	(6,190)
Amortization of unrecognized losses	15	14	30	28

Net periodic benefit cost	$675	$747	$1,350	$1,494

Post-retirement Components:
Service cost	$5	$5	$10	$10
Interest cost	87	104	174	208
Amortization of net gain	(270)	(184)	(540)	(368)
Adjustment for prior benefit payment overstatement	—	27	—	54

Net periodic benefit cost	$(178)	$(48)	$(356)	$(96)

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8.	Business Segments

ACL has two significant reportable business segments: transportation and manufacturing. The caption “All other segments” currently consists of our naval architectural design services company, which is much smaller than either the transportation or manufacturing segment. ACL’s transportation segment includes barge transportation operations and fleeting facilities that provide fleeting, shifting, cleaning and repair services at various locations along the Inland Waterways. The manufacturing segment constructs marine equipment for external customers as well as for ACL’s transportation segment. All of the Company’s international operations, civil construction and environmental consulting services are excluded from segment disclosures due to the reclassification of those operations to discontinued operations.

Management evaluates performance based on segment earnings, which is defined as operating income. The accounting policies of the reportable segments are consistent with those described in the summary of significant accounting policies described in the Company’s filing on Form 10-K, as amended, for the year ended December 31, 2009.

Intercompany sales are transferred, predominantly at cost. Whenever transfers are made at fair market value, intersegment profit is eliminated upon consolidation.

Reportable segments are business units that offer different products or services. The reportable segments are managed separately because they provide distinct products and services to internal and external customers.

	Reportable Segments		All Other	Intersegment
	Transportation	Manufacturing	Segments(1)	Eliminations	Total

Quarter ended June 30, 2010
Total revenue	$150,578	$19,015	$2,024	$(7,316)	$164,301
Intersegment revenues	180	7,136	—	(7,316)	—

Revenue from external customers	150,398	11,879	2,024	—	164,301
Operating expense
Materials, supplies and other	52,602	—	—	—	52,602
Rent	5,151	—	—	—	5,151
Labor and fringe benefits	31,038	—	—	—	31,038
Fuel	31,122	—	—	—	31,122
Depreciation and amortization	11,000	—	—	—	11,000
Taxes, other than income taxes	3,216	—	—	—	3,216
Gain on disposition of equipment	278	—	—	—	278
Cost of goods sold	—	11,462	838	—	12,300

Total cost of sales	134,407	11,462	838	—	146,707
Selling, general & administrative	8,834	625	1,106	—	10,565

Total operating expenses	143,241	12,087	1,944	—	157,272

Operating income (loss)	$7,157	$(208)	$80	$—	$7,029

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Reportable Segments		All Other	Intersegment
	Transportation	Manufacturing	Segments(1)	Eliminations	Total

Quarter ended June 30, 2009
Total revenue	$145,781	$78,987	$1,838	$(8,083)	$218,523
Intersegment revenues	—	8,071	12	(8,083)	—

Revenue from external customers	145,781	70,916	1,826	—	218,523
Operating expense
Materials, supplies and other	54,678	—	—	—	54,678
Rent	5,380	—	—	—	5,380
Labor and fringe benefits	27,090	—	—	—	27,090
Fuel	31,602	—	—	—	31,602
Depreciation and amortization	12,419	—	—	—	12,419
Taxes, other than income taxes	3,668	—	—	—	3,668
Gain on disposition of equipment	(193)	—	—	—	(193)
Cost of goods sold	—	59,889	675	—	60,564

Total cost of sales	134,644	59,889	675	—	195,208
Selling, general & administrative	14,354	483	1,142	—	15,979

Total operating expenses	148,998	60,372	1,817	—	211,187

Operating (loss) income	$(3,217)	$10,544	$9	$—	$7,336

	Reportable Segments		All Other	Intersegment
	Transportation	Manufacturing	Segments(1)	Eliminations	Total

Six Months ended June 30, 2010
Total revenue	$285,642	$44,500	$3,956	$(21,501)	$312,597
Intersegment revenues	322	21,179	—	(21,501)	—

Revenue from external customers	285,320	23,321	3,956	—	312,597
Operating expense
Materials, supplies and other	102,423	—	—	—	102,423
Rent	10,389	—	—	—	10,389
Labor and fringe benefits	60,077	—	—	—	60,077
Fuel	59,009	—	—	—	59,009
Depreciation and amortization	22,074	—	—	—	22,074
Taxes, other than income taxes	6,334	—	—	—	6,334
Gain on disposition of equipment	(3,593)	—	—	—	(3,593)
Cost of goods sold	—	21,994	1,584	—	23,578

Total cost of sales	256,713	21,994	1,584	—	280,291
Selling, general & administrative	18,641	1,289	2,255	—	22,185

Total operating expenses	275,354	23,283	3,839	—	302,476

Operating income	$9,966	$38	$117	$—	$10,121

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Reportable Segments		All Other	Intersegment
	Transportation	Manufacturing	Segments(1)	Eliminations	Total

Six Months ended June 30, 2009
Total revenue	$301,268	$115,855	$3,887	$(9,782)	$411,228
Intersegment revenues	—	9,705	77	(9,782)	—

Revenue from external customers	301,268	106,150	3,810	—	411,228
Operating expense
Materials, supplies and other	111,501	—	—	—	111,501
Rent	10,955	—	—	—	10,955
Labor and fringe benefits	58,243	—	—	—	58,243
Fuel	63,918	—	—	—	63,918
Depreciation and amortization	24,554	—	—	—	24,554
Taxes, other than income taxes	7,179	—	—	—	7,179
Gain on disposition of equipment	(2,297)	—	—	—	(2,297)
Cost of goods sold	—	90,325	1,332	—	91,657

Total cost of sales	274,053	90,325	1,332	—	365,710
Selling, general & administrative	33,789	1,155	2,348	—	37,292

Total operating expenses	307,842	91,480	3,680	—	403,002

Operating (loss) income	$(6,574)	$14,670	$130	$—	$8,226

1)	Financial data for segment below reporting threshold is attributable to a segment that provides architectural design services that was acquired in 2007.

Note 9.	Financial Instruments and Risk Management

ACL has price risk for fuel not covered by contract adjustment clauses and in time periods from the date of price changes until the next monthly or quarterly contract reset. This price risk includes spot contracts and certain contracts which do not contain or contain less than comprehensive fuel adjustment clauses. From time to time ACL has utilized derivative instruments to manage volatility in addition to contracted rate adjustment clauses. All open fuel price swaps are with commercial banks. In the quarter ended June 30, 2010 settlements occurred on contracts for 3,880,881 gallons at a net gain of $814. For the six months ended June 30, 2010 settlements occurred on contracts for 9,182,494 gallons at a net gain of $1,795. For the same periods in 2009, a net loss of $4,961 on 3,470,000 gallons and $9,818 on 6,265,000 gallons respectively were recorded as an increase to fuel expense, a component of cost of sales, as the fuel was used. The fair values of unsettled fuel price swaps are listed in the following table. These derivative instruments have been designated and accounted for as cash flow hedges, and to the extent of their effectiveness, changes in fair value of the hedged instrument will be accounted for through other comprehensive income until the fuel hedged is used at which time the gain or loss on the hedge instruments will be recorded as fuel expense (cost of sales). Hedge ineffectiveness is recorded in income as incurred.

		Fair Value of
		Measurements at
		Reporting Date Using
		Markets for Identical
Description	6/30/2010	Assets (Level 1)

Fuel Price Swaps	$1,133	$1,133

At June 30, 2010, the fair value of the financial instruments is recorded as a net receivable of $1,133 in the condensed consolidated balance sheet and as a net of tax deferred gain in other comprehensive income in the consolidated balance sheet less hedge ineffectiveness. Hedge ineffectiveness resulted in an increase to fuel expense of $441 and $1,277 in the second quarter and first six months of 2010 respectively. The fair value of the fuel price swaps is based on quoted market prices. The fuel price swap contracts extend through November 2011. Substantially all of

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the deferred gain is expected to be reclassified into earnings in the next twelve months. The Company may increase the quantity hedged or add additional months based upon active monitoring of fuel pricing outlooks by the management team.

	Gallons	Dollars

Fuel Price Swaps at December 31, 2009	17,928	$4,779
1st Quarter 2009 Fuel Hedge Expense	(5,302)	(981)
1st Quarter 2009 Changes	3,001	546
2nd Quarter 2010 Fuel Hedge Expense	(3,881)	(814)
2nd Quarter 2010 Changes	3,087	(2,397)

Fuel Price Swaps at June 30, 2010	14,833	1,133

Note 10.	Contingencies

A number of legal actions are pending against ACL in which claims are made for substantial amounts. While the ultimate results of pending litigation cannot be predicted with certainty, management does not currently expect that resolution of these matters will have a material adverse effect on ACL’s consolidated statements of operations, balance sheets and cash flows.

On July 23, 2008, a tank barge owned by American Commercial Lines LLC, an indirect wholly-owned subsidiary of the Company, that was being towed by DRD Towing Company, L.L.C., of Harvey, LA, an independent towing contractor, was involved in a collision with the motor vessel Tintomara at Mile Marker 97 of the Mississippi River in the New Orleans area. While the cost of cleanup operations and other potential liabilities are significant, the Company believes it has satisfactory insurance coverage and other legal remedies to cover substantially all of the cost. The Company paid $850 in retention amounts under our insurance policies in the third quarter of 2008. If our insurance companies refuse to continue to fund the liabilities associated with the incident, the Company may have to pay such expenses and seek reimbursement from the insurance companies. Given the preliminary stage of the litigation, the Company is unable to determine the amount of loss, if any, the Company will incur and the impact, if any, the incident and related litigation will have on the financial condition or results of operations of the Company.

As of June 30, 2010, the Company was involved in several matters relating to the investigation or remediation of locations where hazardous materials have or might have been released or where the Company or our vendors have arranged for the disposal of wastes. These matters include situations in which the Company has been named or is believed to be a potentially responsible party (“PRP”) under applicable federal and state laws. The Company has approximately $49 accrued for potential costs related to these matters.

At June 30, 2010, approximately 620 employees of the Company’s manufacturing segment were represented by a labor union under a contract that expired in April 2010. The Company was initially not able to reach agreement on renewal terms and the employees began a labor strike on April 2, 2010. On May 2, 2010, the Company and the union reached agreement on a new three year agreement which will expire on April 1, 2013. The first quarter was not impacted by the labor strike at Jeffboat. Costs related to the strike were not material to the Company’s 2010 second quarter or first six months results.

At June 30, 2010, approximately 20 positions at ACL Transportation Services LLC’s terminal operations in St. Louis, Missouri, are represented by the International Union of United Mine Workers of America, District 12-Local 2452 (“UMW”), under a collective bargaining agreement that expires December 31, 2010, having been signed on July 16, 2008.

Note 11.	Exit Activities

During 2009 ACL announced several cost reduction initiatives. Through reduction in force actions and non-replacement of terminating employees, the Company’s land-based salaried headcount was reduced by more than 23% during 2009. Charges of $3,194 were recorded as a component of selling, general and administrative expense

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in 2009 related to these actions. Affected employees received their separation pay in equal semi-monthly installments. The number of weeks paid to each employee was determined based on tenure with the Company. At both June 30, 2010 and December 31, 2009, the remaining liability for separation pay was insignificant.

In March 2009 the Company consolidated the majority of the activities that had been performed at the ACL sales office in Houston, Texas to the Jeffersonville, Indiana headquarters office. An initial estimate of $2,130 to terminate the lease, sell the fixed assets, etc. was recorded at that time. Periodically the office closure estimate was adjusted as the commercial real estate market deteriorated which is shown in the following table. On June 29, 2010 ACL signed a termination agreement on the Houston office lease. The remaining liability of $1,903 will be substantially paid off in the third quarter 2010. Increases to the liability were charged to selling, general & administrative expenses in the condensed consolidated statements of operations for the transportation segment. This liability is recorded in other current liabilities in the accompanying condensed consolidated balance sheet.

	Date	Amount

Houston rent accrual at March 31, 2009		$976
Initial office closure estimate	1Q 2009	2,130
Additional office closure accrual	2Q 2009	175
Additional office closure accrual	3Q 2009	350
Additional office closure accrual	4Q 2009	1,000
Rent payments (April — December 2009)		(522)

Balance at December 31, 2009		4,109
Additional office closure accrual	2Q 2010	133
Write-off Houston fixed assets and moving expenses	2Q 2010	(2,044)
Rent payments (January — June 2010)		(295)

Balance at June 30, 2010		$1,903

Note 12.	Share-Based Compensation

No share-based awards were made in the second quarter 2010. During the quarter ended March 31, 2010 the following share-based awards were issued to directors and employees under the American Commercial Lines Inc. 2008 Omnibus Stock Incentive Plan (“Stock Incentive Plan”): stock options for 110,451 shares with an average strike price of $22.01, 121,476 restricted stock units and 28,413 performance shares. The terms of all of the awards were essentially the same as prior grants under the Stock Incentive Plan and the American Commercial Lines Equity Award Plan for Employees, Officers and Directors (“Equity Award Plan,” and together with the Stock Incentive Plan “the Plans”). The fair value of the restricted stock units and performance shares was $22.01, the closing price on the date of grant. Stock option grant date fair values are determined at the dates of grant using a Black-Scholes option pricing model, a closed-form fair value model, based on market prices at the date of grant. The dividend yield, weighted average risk-free interest rate, expected term and volatility were respectively 0.0%, 2.7%, 6 years and 175.7% for the majority of the issued options. Certain options issued to the Board have a slightly shorter expected term. Options granted had a computed average fair value of $14.15 per option. Also during the quarter, no previously granted performance shares vested, 1,343 restricted stock units vested and 25,572 stock options were exercised. For the six months ended June 30, 2010, 312 previously granted performance shares and 94,617 restricted stock units vested and 50,500 stock options were exercised. Stock compensation expense equal to the fair value at grant date less a forfeiture estimate is recorded on a straight-line basis over the vesting period. Adjustments to estimated forfeiture rates are made when actual results are known, generally when awards are fully earned. Adjustments to estimated forfeitures for awards not fully vested occur when significant changes in turnover rates become evident. Prior to 2009 share-based awards were made to essentially all employees. Since 2009 the Company has restructured its compensation plans and share-based awards have been granted to a significantly smaller group of salaried employees. This change, adjustments to actual forfeiture rates for fully earned awards and changes to prospective forfeiture rates for unvested awards reduced the amount of share-based compensation in the second quarter and first six months of 2010.

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13.	Acquisitions and Dispositions

On November 30, 2009, ACL sold its investment in Summit Contracting, LLC (“Summit”). The operating results of Summit have been reclassified to Discontinued Operations in the accompanying consolidated condensed statements of operations.

ACL continues to compare current and anticipated boat power needs to its existing fleet. From time to time boats are reclassified into assets held for sale. During the second quarter 2010 three boats were placed in held for sale status and have been recorded as a current asset on the accompanying condensed consolidated balance sheet. At June 30, 2010 these are the only assets held for sale.

		Number of
	Amount	Boats

Balance at January 1, 2009	$4,577	12
1st Quarter 2009 Sales	(908)	(2)
2nd Quarter 2009 Returned to Service	(325)	(1)
3rd Quarter 2009 Additions to Held for Sale	752	10
3rd Quarter 2009 Returned to Service	(1,874)	(4)
4th Quarter 2009 Additions to Held for Sale	1,726	2
4th Quarter 2009 Sales	(417)	(4)

Balance at December 31, 2009	3,531	13
1st Quarter 2010 Returned to Service	(693)	(1)
1st Quarter 2010 Sales	(2,838)	(12)
2nd Quarter 2010 Additions to Held for Sale	1,703	3

Balance at June 30, 2010	$1,703	3

Note 14.	Debtor Guarantor Financial Statements

The following supplemental financial information sets forth on a combined basis, combining balance sheets at June 30, 2010 and December 31, 2009 and statements of operations and cash flows for the guarantors and non-guarantor subsidiaries of the Company’s revolving credit facility and Senior Notes due 2017 for the three month and six month periods ended June 30, 2010 and June 30, 2009.

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Combining Statement of Operations for the Quarter Ended June 30, 2010

	Parent		Subsidiary	Non-		Combined
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Totals
	(Unaudited)
	(In thousands)

Revenues
Transportation and Services	$—	$—	$150,398	$2,024	$—	$152,422
Manufacturing	—	—	11,879	—	—	11,879

Revenues	—	—	162,277	2,024	—	164,301

Cost of Sales
Transportation and Services	—	—	134,407	838	—	135,245
Manufacturing	—	—	11,462	—	—	11,462

Cost of Sales	—	—	145,869	838	—	146,707

Gross Profit	—	—	16,408	1,186	—	17,594
Selling, General and Administrative Expenses	—	104	9,355	1,106	—	10,565

Operating (Loss) Income	—	(104)	7,053	80	—	7,029

Other Expense (Income)
Interest Expense	—	6,730	3,036	—	—	9,766
Other, Net	1,365	(4,202)	(102)	—	2,832	(107)

Other Expense	1,365	2,528	2,934	—	2,832	9,659

(Loss) Income from Continuing Operations Before Income Taxes	(1,365)	(2,632)	4,119	80	(2,832)	(2,630)
Income Tax Benefit	—	(1,267)	—	—	—	(1,267)

(Loss) Income from Continuing Operations	(1,365)	(1,365)	4,119	80	(2,832)	(1,363)
Discontinued Operations, Net of Tax	—	—	—	(2)	—	(2)

Net (Loss) Income	$(1,365)	$(1,365)	$4,119	$78	$(2,832)	$(1,365)

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Combining Statement of Operations for the Quarter Ended June 30, 2009

	Parent		Subsidiary	Non-		Combined
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Totals
	(Unaudited)
	(In thousands)

Revenues
Transportation and Services	$—	$—	$145,781	$1,838	$(12)	$147,607
Manufacturing	—	—	70,916	—	—	70,916

Revenues	—	—	216,697	1,838	(12)	218,523

Cost of Sales
Transportation and Services	—	—	134,644	687	(12)	135,319
Manufacturing	—	—	59,889	—	—	59,889

Cost of Sales	—	—	194,533	687	(12)	195,208

Gross Profit	—	—	22,164	1,151	—	23,315
Selling, General and Administrative Expenses	—	83	14,754	1,142	—	15,979

Operating (Loss) Income	—	(83)	7,410	9	—	7,336

Other Expense (Income)
Interest Expense	—	—	11,802	—	—	11,802
Other, Net	3,768	5,392	(41)	—	(9,330)	(211)

Other Expense	3,768	5,392	11,761	—	(9,330)	11,591

(Loss) Income from Continuing Operations Before Income Taxes	(3,768)	(5,475)	(4,351)	9	9,330	(4,255)
Income Tax Benefit	—	(1,318)	—	—	—	(1,318)

(Loss) Income from Continuing Operations	(3,768)	(4,157)	(4,351)	9	9,330	(2,937)
Discontinued Operations, Net of Tax	—	389	—	(1,220)	—	(831)

Net Loss	$(3,768)	$(3,768)	$(4,351)	$(1,211)	$9,330	$(3,768)

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Combining Statement of Operations for the Six Months Ended June 30, 2010

	Parent		Subsidiary	Non-		Combined
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Totals
	(Unaudited)
	(In thousands)

Revenues
Transportation and Services	$—	$—	$285,320	$3,956	$—	$289,276
Manufacturing	—	—	23,321	—	—	23,321

Revenues	—	—	308,641	3,956	—	312,597

Cost of Sales
Transportation and Services	—	—	256,713	1,584	—	258,297
Manufacturing	—	—	21,994	—	—	21,994

Cost of Sales	—	—	278,707	1,584	—	280,291

Gross Profit	—	—	29,934	2,372	—	32,306
Selling, General and Administrative Expenses	—	211	19,719	2,255	—	22,185

Operating (Loss) Income	—	(211)	10,215	117	—	10,121

Other Expense (Income)
Interest Expense	—	13,456	6,163	—	—	19,619
Other, Net	4,845	(4,328)	(157)	—	(521)	(161)

Other Expense	4,845	9,128	6,006	—	(521)	19,458

(Loss) Income from Continuing Operations Before Income Taxes	(4,845)	(9,339)	4,209	117	521	(9,337)
Income Tax Benefit	—	(4,494)	—	—	—	(4,494)

(Loss) Income from Continuing Operations	(4,845)	(4,845)	4,209	117	521	(4,843)
Discontinued Operations, Net of Tax	—	—	—	(2)	—	(2)

Net (Loss) Income	$(4,845)	$(4,845)	$4,209	$115	$521	$(4,845)

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Combining Statement of Operations for the Six Months Ended June 30, 2009

	Parent		Subsidiary	Non-		Combined
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Totals
	(Unaudited)
	(In thousands)

Revenues
Transportation and Services	$—	$—	$301,268	$3,887	$(77)	$305,078
Manufacturing	—	—	106,150	—	—	106,150

Revenues	—	—	407,418	3,887	(77)	411,228

Cost of Sales
Transportation and Services	—	—	274,053	1,409	(77)	275,385
Manufacturing	—	—	90,325	—	—	90,325

Cost of Sales	—	—	364,378	1,409	(77)	365,710

Gross Profit	—	—	43,040	2,478	—	45,518
Selling, General and Administrative Expenses	—	162	34,782	2,348	—	37,292

Operating (Loss) Income	—	(162)	8,258	130	—	8,226

Other Expense (Income)
Interest Expense	—	—	20,333	—	—	20,333
Other, Net	9,226	14,296	(314)	(1)	(23,694)	(487)

Other Expense	9,226	14,296	20,019	(1)	(23,694)	19,846

(Loss) Income from Continuing Operations Before Income Taxes	(9,226)	(14,458)	(11,761)	131	23,694	(11,620)
Income Tax Benefit	—	(4,230)	—	21	—	(4,209)

(Loss) Income from Continuing Operations	(9,226)	(10,228)	(11,761)	110	23,694	(7,411)
Discontinued Operations, Net of Tax	—	1,002	—	(2,817)	—	(1,815)

Net Loss	$(9,226)	$(9,226)	$(11,761)	$(2,707)	$23,694	$(9,226)

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Combining Balance Sheet at June 30, 2010

	Parent		Subsidiary	Non-		Combined
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Totals
	(Unaudited)
	(In thousands)

ASSETS
Current Assets
Cash and Cash Equivalents	$—	$—	$1,213	$277	$—	$1,490
Accounts Receivable, Net	(36,009)	110,022	(18,586)	9,153	—	64,580
Inventory	—	—	57,127	—	—	57,127
Deferred Tax Asset	—	3,897	—	—	—	3,897
Assets Held for Sale	—	—	1,703	—	—	1,703
Prepaid Expenses and Other Current Assets	—	15,228	20,393	161	—	35,782

Total Current Assets	(36,009)	129,147	61,850	9,591	—	164,579
Properties, Net	—	—	515,822	216	—	516,038
Investment in Subsidiaries	200,081	324,115	1,693	—	(525,889)	—
Investment in Equity Investees	—	—	4,534	—	—	4,534
Other Assets	—	5,176	21,446	4,067	—	30,689

Total Assets	$164,072	$458,438	$605,345	$13,874	$(525,889)	$715,840

LIABILITIES
Current Liabilities
Accounts Payable	$—	$—	$25,942	$54	$—	$25,996
Accrued Payroll and Fringe Benefits	—	—	14,922	641	—	15,563
Deferred Revenue	—	—	14,023	—	—	14,023
Accrued Claims and Insurance Premiums	—	—	12,171	—	—	12,171
Accrued Interest	—	11,458	749	—	—	12,207
Current Portion of Long Term Debt	—	—	—	114	—	114
Customer Deposits	—	—	1,000	—	—	1,000
Other Liabilities	—	202	26,337	108	—	26,647

Total Current Liabilities	—	11,660	95,144	917	—	107,721
Long Term Debt	—	191,492	158,710	—	—	350,202
Pension and Post Retirement Liabilities	—	—	32,439	—	—	32,439
Deferred Tax Liability	—	55,205	—	—	—	55,205
Other Long Term Liabilities	—	—	6,189	12	—	6,201

Total Liabilities	—	258,357	292,482	929	—	551,768

STOCKHOLDERS’ EQUITY
Common stock	160	—	—	—	—	160
Treasury Stock	(314,049)	—	—	—	—	(314,049)
Other Capital	300,296	22,416	1,607	25,747	(49,771)	300,295
Retained Earnings	179,016	179,016	313,285	(12,802)	(479,498)	179,017
Accumulated Other Comprehensive Income	(1,351)	(1,351)	(2,029)	—	3,380	(1,351)

Total Stockholders’ Equity	164,072	200,081	312,863	12,945	(525,889)	164,072

Total Liabilities and Stockholders’ Equity	$164,072	$458,438	$605,345	$13,874	$(525,889)	$715,840

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Combining Balance Sheet at December 31, 2009

	Parent		Subsidiary	Non-		Combined
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Totals
	(In thousands)

ASSETS
Current Assets
Cash and Cash Equivalents	$—	$—	$940	$258	$—	$1,198
Accounts Receivable, Net	(37,351)	118,850	1,932	9,864	—	93,295
Inventory	—	—	39,070	—	—	39,070
Deferred Tax Asset	—	3,791	—	—	—	3,791
Assets Held for Sale	—	—	3,531	—	—	3,531
Prepaid Expenses and Other Current Assets	—	(1)	23,673	207	—	23,879

Total Current Assets	(37,351)	122,640	69,146	10,329	—	164,764
Properties, Net	—	—	520,825	243	—	521,068
Investment in Subsidiaries	207,941	322,917	1,694	—	(532,552)	—
Investment in Equity Investees	—	—	4,522	—	—	4,522
Other Assets	—	5,399	23,971	4,166	—	33,536

Total Assets	$170,590	$450,956	$620,158	$14,738	$(532,552)	$723,890

LIABILITIES
Current Liabilities
Accounts Payable	$—	$16	$33,424	$723	$—	$34,163
Accrued Payroll and Fringe Benefits	—	—	17,331	952	—	18,283
Deferred Revenue	—	—	13,928	—	—	13,928
Accrued Claims and Insurance Premiums	—	—	16,947	—	—	16,947
Accrued Interest	—	12,014	1,084	—	—	13,098
Current Portion of Long Term Debt	—	—	—	114	—	114
Customer Deposits	—	—	1,309	—	—	1,309
Other Liabilities	—	(49)	31,768	106	—	31,825

Total Current Liabilities	—	11,981	115,791	1,895	—	129,667
Long Term Debt	—	190,901	154,518	—	—	345,419
Pension and Post Retirement Liabilities	—	—	31,514	—	—	31,514
Deferred Tax Liability	—	40,133	—	—	—	40,133
Other Long Term Liabilities	—	—	6,554	13	—	6,567

Total Liabilities	—	243,015	308,377	1,908	—	553,300

STOCKHOLDERS’ EQUITY
Common stock	159	—	—	—	—	159
Treasury Stock	(313,328)	—	—	—	—	(313,328)
Other Capital	299,486	23,668	1,607	25,747	(51,022)	299,486
Retained Earnings	183,862	183,862	309,074	(12,917)	(480,019)	183,862
Accumulated Other Comprehensive Income	411	411	1,100	—	(1,511)	411

Total Stockholders’ Equity	170,590	207,941	311,781	12,830	(532,552)	170,590

Total Liabilities and Stockholders’ Equity	$170,590	$450,956	$620,158	$14,738	$(532,552)	$723,890

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Combining Statement of Cash Flows for the Six Months Ended June 30, 2010

	Parent		Subsidiary	Non-		Combined
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Totals
	(Unaudited)
	(In thousands)

OPERATING ACTIVITIES:
Net (Loss) Income	$(4,845)	$(4,845)	$4,209	$115	$521	$(4,845)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operating Activities:
Depreciation and Amortization	—	—	23,743	168	—	23,911
Debt Issuance Cost Amortization	—	955	1,696	—	—	2,651
Deferred Taxes	—	16,438	—	—	—	16,438
Gain on Property Dispositions	—	—	(3,593)	—	—	(3,593)
Share Based Compensation	—	—	1,582	41	—	1,623
Net Income (Loss) of Subsidiaries	4,845	(4,324)	—	—	(521)	—
Other Operating Activities	—	—	387	(1)	—	386
Changes in Operating Assets and Liabilities
Accounts Receivable, Net	283	8,824	16,731	576	—	26,414
Inventory	—	—	(17,521)	—	—	(17,521)
Other Current Assets	—	(15,335)	1,486	46	—	(13,803)
Accounts Payable	—	(16)	(3,513)	(669)	—	(4,198)
Accrued Interest	—	(555)	(335)	73	—	(817)
Other Current Liabilities	—	251	(13,672)	(310)	—	(13,731)

Net Cash Provided by Operating Activities	283	1,393	11,200	39	—	12,915

INVESTING ACTIVITIES:
Property Additions	—	—	(21,889)	(20)	—	(21,909)
Proceeds from Property Dispositions	—	—	7,288	—	—	7,288
Proceeds from Government Grant	—	—	2,302	—	—	2,302
Other Investing Activities	—	—	1,359	—	—	1,359

Net Cash Used in Investing Activities	—	—	(10,940)	(20)	—	(10,960)

FINANCING ACTIVITIES:
Revolving Credit Facility Borrowings	—	—	4,192	—	—	4,192
Bank Overdrafts on Operating Accounts	—	—	(3,970)	—	—	(3,970)
Debt Issue Costs	—	(141)	(9)	—	—	(150)
Tax Expense of Share-Based Compensation	—	(1,252)	—	—	—	(1,252)
Exercise of Stock Options	438	—	—	—	—	438
Acquisition of Treasury Stock	(721)	—	—	—	—	(721)
Other Financing Activities	—	—	(200)	—	—	(200)

Net Cash (Used in) Provided by Financing Activities	(283)	(1,393)	13	—	—	(1,663)

Net Increase in Cash and Cash Equivalents	—	—	273	19	—	292
Cash and Cash Equivalents at Beginning of Period	—	—	940	258	—	1,198

Cash and Cash Equivalents at End of Period	$—	$—	$1,213	$277	$—	$1,490

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Combining Statement of Cash Flows for the Six Months Ended June 30, 2009

	Parent		Subsidiary	Non-		Combined
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Totals
	(Unaudited)
	(In thousands)

OPERATING ACTIVITIES:
Net Loss	$(9,226)	$(9,226)	$(11,761)	$(2,707)	$23,694	$(9,226)
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	—	—	26,305	969	—	27,274
Debt Issuance Cost Amortization	—	—	4,720	—	—	4,720
Deferred Taxes	—	(4,929)	—	—	—	(4,929)
Gain on Property Dispositions/ Impairment of Assets Held for Sale	—	—	(2,312)	—	—	(2,312)
Share Based Compensation	—	—	4,634	177	—	4,811
Net Loss from Subsidiaries	9,226	11,651	2,817	—	(23,694)	—
Other Operating Activities	—	—	323	(70)	—	253
Changes in Operating Assets and Liabilities
Accounts Receivable, Net	392	970	33,778	8,913	—	44,053
Inventory	—	—	10,418	12	—	10,430
Other Current Assets	—	1,626	12,158	102	—	13,886
Accounts Payable	—	—	(12,225)	(4,693)	—	(16,918)
Accrued Interest	—	—	2,192	(31)	—	2,161
Other Current Liabilities	—	(92)	(14,066)	(2,581)	—	(16,739)

Net Cash Provided by (Used in) Operating Activities	392	—	56,981	91	—	57,464

INVESTING ACTIVITIES:
Property Additions	—	—	(12,341)	(82)	—	(12,423)
Proceeds from Property Dispositions	—	—	4,161	—	—	4,161
Other Investing Activities	—	—	(1,655)	—	—	(1,655)

Net Cash Used in Investing Activities	—	—	(9,835)	(82)	—	(9,917)

FINANCING ACTIVITIES:
Current Revolving Credit Facility Borrowings	—	—	(12,450)	—	—	(12,450)
Bank Overdrafts on Operating Accounts	—	—	(10,701)	—	—	(10,701)
Debt Amendment Fees	—	—	(21,314)	—	—	(21,314)
Tax Expense of Share-Based Compensation	—	—	(1,993)	—	—	(1,993)
Acquisition of Treasury Stock	(392)	—	—	—	—	(392)

Net Cash Used in Financing Activities	(392)	—	(46,458)	—	—	(46,850)

Net Increase in Cash and Cash Equivalents	—	—	688	9	—	697
Cash and Cash Equivalents at Beginning of Period	—	—	704	513	—	1,217

Cash and Cash Equivalents at End of Period	$—	$—	$1,392	$522	$—	$1,914

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“MD&A”)

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

Results of Operations.  This section provides an analysis of the Company’s results of operations for the three months and six months ended June 30, 2010 compared to the results of operations for the three months and six months ended June 30, 2009.

Liquidity and Capital Resources.  This section provides an overview of the Company’s sources of liquidity, a discussion of the Company’s debt that existed as of June 30, 2010, and an analysis of the Company’s cash flows for the six months ended June 30, 2010, and June 30, 2009.

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

Freight rates in both the dry and liquid freight markets are a function of the relationship between the amount of freight demand for these commodities and the number of barges available to load freight. We believe that the current supply/demand relationship for dry cargo freight indicates that the improvements in market freight rates obtained in the last several years should be sustained over the long-term. Certain spot rate contracts, particularly for grain, are subject to significant seasonal and other fluctuations. The recession which began in 2008 has led to a temporary oversupply of industry barge capacity, leading to constriction of day rate/towing contracts and increased availability of barges previously engaged in that trade for spot business. Such oversupply has significantly negatively impacted spot rates, particularly for liquid moves. We are uncertain as to the extent and timing of a recovery, which is key to improvement in our profitability. We continue to pursue currently available volume, focusing on productivity, prudent capital investment and cost control to enable us to be ready to capitalize on market demand shifts. We continue to believe that barge transportation remains the lowest cost, most ecologically friendly provider of domestic transportation. We continue to provide quality services to our existing customers and to seek new customers, particularly modal conversions that offer the significant cost advantage of barge transportation for commodities currently being transported primarily by rail and truck.

For purposes of industry analysis, the commodities transported in the Inland Waterways can be broadly divided into four categories: grain, coal, liquids and bulk cargoes. Using these broad cargo categories the following graph depicts the total millions of tons shipped through the Inland Waterways by all carriers according to the US Army Corps of Engineers (the “Corps”) Waterborne Commerce Statistics Center. The data is presented for the quarters and six months ended June 30, 2010 and 2009. These historical periods have also been compared to the previous five year averages for the comparable periods. The Corps does not estimate ton-miles, which we believe is a more accurate volume metric. Note that the most recent periods are typically estimated for the Corps’ purposes by lockmasters and retroactively adjusted as shipper data is received.

Source: U.S. Army Corps of Engineers Waterborne Commerce Statistics Center

The Manufacturing Industry:  Our manufacturing segment competes with companies also engaged in building equipment for use on both the Inland Waterway system and in ocean-going trade. Based on available industry data, we believe our manufacturing segment is the second largest manufacturer of dry cargo and liquid tank barges for Inland Waterways use in the United States. Due to the relatively long life of the vessels produced by inland shipyards and the relative over-supply of barges built in the late 1970s and early 1980s, there has only recently been a resurgence in the demand for new barges as older barges are retired or made obsolete by U.S. Coast Guard requirements for liquid tank barges. This heightened demand may ultimately increase the competition within the segment, though the recession which began in 2008 has slowed the rate of current new barge orders.

Consolidated Financial Overview

For the quarter ended June 30, 2010, the Company had a net loss of $1.4 million compared to a net loss of $3.8 million in the quarter ended June 30, 2009. For the six months ended June 30, 2010, the Company had a net loss of $4.8 million compared to a net loss of $9.2 million in the six months ended June 30, 2009.

The quarter and six months ended June 30, 2009, includes net of income tax losses from discontinued operations of $0.8 million and $1.8 million, respectively. These losses represent the results of operations of Summit Contracting Inc., which we sold in late 2009. The results of operations of Summit Contracting Inc. have been reclassified to Discontinued Operations in all periods presented.

The loss from continuing operations was $1.4 million in the quarter and $4.8 million in the six months ended June 30, 2010. The loss from continuing operations was $2.9 million in the quarter and $7.4 million in the six months ended June 30, 2009.

The impact of non-comparable items on comparisons between the current year and prior year quarterly results were negligible. However, loss from continuing operations in the six months ended June 30, 2009, was negatively impacted by the $5.2 million ($3.3 million after-tax) in charges associated with personnel and infrastructure actions we took in the quarter and by the Chapter 11 bankruptcy of one of our liquids customers.

The remaining change in the loss from continuing operations in the quarter and six months ended June 30, 2010, compared to the same periods of the prior year resulted from the after-tax impacts of higher transportation operating income and lower interest costs, offset by lower manufacturing operating income. The positive impact of our interest costs under the credit facility and Senior Notes, which were put in place in the third quarter of 2009, largely occurred due to lower average outstanding debt during the quarter and six months ended June 30, 2010.

The primary causes of changes in operating income in our transportation and manufacturing segments are generally described in the segment overview below in this consolidated financial overview section and more fully described in the Operating Results by Business Segment within this Item 2.

For the quarter ended and six months ended June 30, 2010, EBITDA was $19.0 million and $34.2 million compared to $20.2 million and $33.3 million, respectively, in the same periods of the prior year. EBITDA as a percent of revenue increased by 2.3 points quarter-over-quarter and 2.8 points over the 2009 six month period. EBITDA as a percent of revenue was 11.6% in the second quarter of 2010 and 10.9% in the six months ended June 30, 2010. See the table at the end of this Consolidated Financial Overview and Selected Financial Data for a definition of EBITDA and a reconciliation of EBITDA to consolidated net loss.

During the six months ended June 30, 2010, $21.9 million of capital expenditures was primarily attributable to completion of 50 new covered, dry cargo barges for the transportation segment.

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

Transportation revenue for each contract type for both the quarter and six months ended June 30, 2010, is summarized in the key operating statistics table.

Total affreightment volume measured in ton-miles declined in the second quarter of 2010 to 7.9 billion from 8.9 billion in the same period of the prior year. For the six months ended June 30, 2010, total affreightment ton-mile volume declined to 14.7 billion from 17.1 billion in the same period of 2009. During the second quarter and six months ended June 30, 2010, higher revenue per ton-mile bulk and liquids cargo ton-mile volumes improved over the prior year, while lower rate coal and grain volumes decreased more substantially. This change in the revenue mix of commodities drove the positive fuel-neutral pricing in the key operating statistics table herein. As the Revenue Mix Change table below indicates, though there were current year increases in specific commodities over the low prior year levels, those commodities remained well below pre-recession levels. In terms of second quarter ton-miles grain declined 26.6%, coal by 13.8%, while bulk and liquids increased by 7.9% and 15.6%, respectively, over the prior year quarter.

Revenue Mix Change ($ in millions) 2Q 2010, 2Q 2009, 2Q 2008

Our transportation segment’s revenue stream within any year reflects the variance in seasonal demand, with revenues earned in the first half of the year lower than those earned in the second half of the year. Historically, grain has experienced the greatest degree of seasonality among all the commodity segments, with demand generally following the timing of the annual harvest. Demand for grain movement generally begins around the Gulf Coast and Texas regions and the southern portions of the Lower Mississippi River, or the Delta area, in late summer of each year. The demand for freight spreads north and east as the grain matures and harvest progresses through the Ohio Valley, the Mid-Mississippi River area, and the Illinois River and Upper Mississippi River areas. System-wide demand generally peaks in the mid-fourth quarter. Demand normally tapers off through the mid-first quarter, when traffic is generally limited to the Ohio River as the Upper Mississippi River normally closes from approximately mid-December to mid-March, and ice conditions can hamper navigation on the upper reaches of the Illinois River. The annual differential between peak and trough rates has averaged over 123% a year over the last five years. The excess barge capacity in the industry drove full year grain rates in 2009 to their lowest levels since 2005, 40% below 2008 rates and 15% below the prior five year average. During the second quarter of 2010, grain pricing increased 3.9% compared to the second quarter of the prior year. For the first six months of 2010, grain pricing remained 2.2% below levels achieved in the prior year due to continuing excess industry barge capacity, grain owners’ delays in selling in an attempt to time releases to obtain better commodity pricing and increases in rail shipments of lower margin grain.

Overall transportation revenues declined approximately 1% on a fuel neutral basis in the quarter. This represented a sequential improvement over the 14% fuel-neutral decline experienced in the first quarter of 2010. The slight decline in the quarter was driven by increases in steel and pig iron of almost 90% and smaller increases in cement, non-legacy coal and chemicals which were more than offset by grain and salt revenue which declined by approximately 24% and 51% respectively over the prior year, as well as decreases in legacy coal, demurrage, towing and charter revenues.

Though the fuel neutral revenue decline in the quarter was relatively small, 2010 second quarter revenue, in total, remained more than 27% below estimated fuel-neutral 2008 levels. Steel and pig iron, towing, non-legacy coal and salt remain at approximately half of their 2008 levels, with chemicals, charter and demurrage off more than one quarter.

Revenues per average barge operated increased 6.9% in the second quarter and decreased 1.1% for the six months ended June 30, 2010, compared to the same periods of the prior year. The majority of the increase in the quarter was driven by increased affreightment revenue with essentially flat non-affreightment revenue. Affreightment revenue per average barge was slightly positive in the six month period but was more than offset by lower non-affreightment revenues.

The $10.4 million improvement in the transportation segment’s operating income in the quarter was primarily attributable to improved commodity mix, cost reductions in both operating expenses and SG&A and higher net gains from asset management actions which offset the impact of lower volumes of grain and other products. Lower spot market pricing and lower contract renewal rates also partially offset the improvement in operating income. The improvement in the segment’s operating income in the six months ended June 30, 2010 was primarily attributable to the same factors cited for the quarter comparison above and to the impact of the non-comparable charges in 2009 related to severance, an office closure and a customer bankruptcy. The transportation segment’s cost reductions in the current year quarter were driven by lower compensation, repairs, insurance claims and SG&A cost savings. Net fuel prices were not a major factor in either the quarter-over-quarter comparison or six month comparison. Fuel consumption was down 17% for both the quarter and six months ended June 30, 2010, compared to the same periods of the prior year on the decrease in ton-miles moved and the average net-of-hedge-impact price per gallon increased 19% to $2.22 per gallon in the quarter and 12% to $2.15 per gallon for the six months ended June 30, 2010.

Key operating statistics regarding our transportation segment are summarized in the following table.

Key Operating Statistics

	Three	% Change to	Six	% Change to
	Months Ended	Prior Year Quarter	Months Ended	Prior Year YTD
	June 30, 2010	Increase (Decrease)	June 30, 2010	Increase (Decrease)

Ton-miles (000’s):
Total dry	7,442,635	(12.4)%	13,751,560	(15.6)%
Total liquid	499,805	15.6%	983,557	17.8%

Total affreightment ton-miles	7,942,440	(11.0)%	14,735,117	(14.0)%
Total non-affreightment ton-miles	674,861	(12.3)%	1,350,932	(11.1)%

Total ton-miles	8,617,301	(11.1)%	16,086,049	(13.7)%

Average ton-miles per affreightment barge	3,406	(6.8)%	6,273	(10.3)%
Rates per ton mile:
Dry rate per ton-mile		19.4%		12.7%
Fuel neutral dry rate per ton-mile		13.9%		9.0%
Liquid rate per ton-mile		(1.6)%		(6.2)%
Fuel neutral liquid rate per-ton mile		(9.2)%		(11.1)%
Overall rate per ton-mile	$13.54	18.9%	$13.66	12.9%
Overall fuel neutral rate per ton-mile	$12.85	12.9%	$13.17	8.8%
Revenue per average barge operated	$60,595	6.9%	$114,540	(1.1)%
Fuel price and volume data:
Fuel price	$2.22	19.2%	$2.15	11.7%
Fuel gallons	14,012	(17.3)%	27,495	(17.3)%
Revenue data (in thousands):
Affreightment revenue	$107,323	5.6%	$200,913	(3.0)%
Towing	9,700	(2.4)%	18,070	(18.5)%
Charter and day rate	16,079	(1.3)%	32,321	(1.3)%
Demurrage	7,397	(21.7)%	17,050	(28.2)%
Other	9,899	16.7%	16,966	9.9%

Total non-affreightment revenue	43,075	(2.4)%	84,407	(10.3)%

Total transportation segment revenue	$150,398	3.2%	$285,320	(5.3)%

Data regarding changes in our barge fleet for the quarter and six months ended June 30, 2010, is summarized in the following table.

Barge Fleet Changes

Current Quarter	Dry	Tankers	Total

Barges operated as of the end of the 1st qtr of 2010	2,146	346	2,492
Retired	(26)	(9)	(35)
New builds	17	—	17
Purchased	—	—	—
Change in number of barges leased	(2)	—	(2)

Barges operated as of the end of the 2nd qtr of 2010	2,135	337	2,472

Six Months Ended June 30, 2010	Dry	Tankers	Total
Barges operated as of the end of 2009	2,149	361	2,510
Retired	(57)	(24)	(81)
New builds	50	—	50
Purchased	—	—	—
Change in number of barges leased	(7)	—	(7)

Barges operated as of the end of the 2nd qtr 2010	2,135	337	2,472

Data regarding our boat fleet at June 30, 2010, is contained in the following table.

Owned Boat Counts and Average Age by Horsepower Class

Horsepower Class	Number	Average Age

1950 or less	36	32.1
Less than 4300	21	34.5
Less than 6200	43	35.5
7000 or over	11	31.8

Total/overall age	111	33.9

In addition, the Company had 18 chartered boats in service at June 30, 2010. Average life of a boat (with refurbishment) exceeds 50 years. At June 30, 2010 three boats were classified as assets held for sale.

Though we had less weather-related lost barge days in the quarter and six months ended June 30, 2010, ice and persistent high water conditions drove approximately $2.9 million and $6.1 million of lower boat productivity in the quarter and six month period. Lost barge days for the quarter and six months ended June 30, 2010 were 2,733 and 8,391 respectively. Lost barge days for the quarter and six months ended June 30, 2009 were 4,096 and 10,987 respectively.

Manufacturing

Manufacturing income for the quarter and six months ended June 30, 2010 was $10.8 million and $14.6 million lower, respectively, due to fewer barges delivered to external customers, as a result of lower overall demand levels, the month-long labor strike in April, 2010, an increase of 13.5 days of lost weather-related down time and to a change in the mix and margin levels of barges produced. In 2010 more of Jeffboat’s capacity in the quarter was devoted to internal covered dry hopper builds for our transportation segment. We continued to shift toward a smaller build program designed to produce sustained earnings over a long period of time by maintaining optimal production levels. In 2010 the Company intends to operate Jeffboat with only two production lines compared to four lines operated in 2009. Our external backlog was $61 million at June 30, 2010, compared to $84 million at June 30, 2009, and consists primarily of hopper and deck barges.

Labor hours per barge on the brown-water liquid hot oil and clean service tank barges produced during the first half of 2010 improved by 3% and 16% respectively compared to the prior year. Labor hours per barge on dry hoppers were 3% worse than the prior year full year achieved rate on these barges.

Manufacturing Segment Units Produced for External Sales or Internal Use

	Quarters Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

External sales:
Liquid tank barges	2	19	5	30
Ocean tank barges	1	2	2	2
Dry cargo barges	9	19	9	19

Total external units sold	12	40	16	51

Internal sales:
Liquid tank barges	—	4	—	5
Dry cargo barges	17	—	50	—

Total units into production	17	4	50	5

Total units produced	29	44	66	56

Consolidated Financial Overview — Non-GAAP Financial Measure Reconciliation

NET INCOME TO EBITDA RECONCILIATION

	Quarter Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Net Loss from Continuing Operations	$(1,363)	$(2,937)	$(4,843)	$(7,411)
Discontinued Operations, Net of Income Taxes	(2)	(831)	(2)	(1,815)

Consolidated Net Loss	$(1,365)	$(3,768)	$(4,845)	$(9,226)

Adjustments from Continuing Operations:
Interest Income	—	(5)	(1)	(11)
Interest Expense	9,766	11,802	19,619	20,333
Depreciation and Amortization	11,912	13,389	23,911	26,473
Taxes	(1,267)	(1,318)	(4,494)	(4,209)
Adjustments from Discontinued Operations:
Interest Income	—	—	—	(1)
Interest Expense	—	10	—	20
Depreciation and Amortization	—	345	—	801
Taxes	—	(219)	—	(832)
EBITDA from Continuing Operations	19,048	20,931	34,192	35,175
EBITDA from Discontinued Operations	(2)	(695)	(2)	(1,827)

Consolidated EBITDA	$19,046	$20,236	$34,190	$33,348

EBITDA from Continuing Operations by Segment:
Transportation Net Loss	$(1,229)	$(13,542)	$(4,974)	$(22,269)
Interest Income	—	(5)	(1)	(11)
Interest Expense	9,766	11,802	19,619	20,333
Depreciation and Amortization	11,000	12,419	22,074	24,554
Taxes	(1,267)	(1,318)	(4,494)	(4,230)

Transportation EBITDA	$18,270	$9,356	$32,224	$18,377

Manufacturing Net (Loss) Income	$(214)	$10,596	$14	$14,748
Depreciation and Amortization	828	885	1,669	1,751

Total Manufacturing EBITDA	614	11,481	1,683	16,499
Intersegment Profit	—	—	—	—

External Manufacturing EBITDA	$614	$11,481	$1,683	$16,499

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

Outlook

The uncertainties surrounding the economy in general heighten the normal risks and uncertainties surrounding forward-looking information that we address in “Item 1A. Risk Factors.” We remain cautiously optimistic relative to the sustainability of the pace of the 2010 recovery. However, there is still a long road back to pre-recession business levels. While the economy is showing new signs of life, the recovery is still fragile at this stage.

The June 2010 Federal Reserve Beige Book analysis continues to report “modest” on-going increases in economic activity in all districts, with some improvement in employment and capital spending. Manufacturing is described as “gradually improving,” though inventory investment was noted to be slowing. The Corps’ industry tonnage statistics indicated positive year-over-year trends. While we see a directional change in the economy, this has not yet produced enough in overall freight level increases and pricing strength to fully revitalize the entire transportation market. While some volume increases are reported in truck, rail and barge sectors, overall barge freight demand still remained less than the current barge supply in many equipment types and shipping lanes in the first half of 2010. Industry statistics also show that for the six months ended June 30, 2010, bulk and liquids volumes continue to run approximately 25% and 11% below the previous five year average.

We have seen some volume recovery in our key Transportation business lines of liquids and metals, but volumes still remain below pre-recession levels. Pricing levels, although now stabilized, also remain well below levels achieved in periods of normal volume. The increases in liquids and dry bulk ton-mile volumes in the second quarter were off the very low base of 2009. We continue to monitor the increased metals and liquid activity to determine if it is inventory replenishment or the result of sustained economic improvement.

Our grain freight pricing was higher in the quarter than in the prior year quarter, but remains off over 2% compared to the first half of last year. The USDA now estimates that grain exports for the current marketing year are expected to increase slightly. Though we have seen some improvement in forward rates for the harvest, we remain cautious on our grain outlook due to the recent declines in the USDA forecasted exports, continuing excess barge capacity and fluctuating grain freight spreads between the Gulf outlet and the Pacific Northwest. Overall, we believe that while economic conditions are improving, it is unlikely we will return to pre-recession business levels in 2010.

In manufacturing at Jeffboat, production levels declined significantly as potential customers continue to delay capital spending for new barges. We right-sized the manufacturing business and production capacity during the recession, reducing the number of active production lines from four to two. These actions positioned us to still generate positive manufacturing segment operating income in the first half of 2010. We also achieved this despite the negative impact of a one month labor strike in April. In May, we reached a new three-year agreement with our represented workers at the shipyard. We were able to successfully work with the union to find wage and healthcare alternatives that we hope will help us to be competitive in the new barge production markets in the near future.

Historically, we generate stronger financial results in the last half of the year, driven by demand from the grain harvest and the impact of that demand on grain and spot shipping rates. Based on the early USDA forecasts for the harvest, we believe that trend will continue. We expect to experience a more traditional grain demand increase this year in late third quarter and early fourth quarter, compared to last year when the harvest was delayed due to weather conditions.

Despite the negative economy, we continue to proactively work with our customers, focusing on barge transportation’s position as the lowest cost and most ecologically friendly provider of domestic transportation. Until volume levels rise closer to equilibrium with available barge supply, the industry oversupply of barge capacity will continue to negatively impact spot and contract pricing.

In spite of the economic outlook we remain focused on reducing costs, generating strong cash flow from operations and implementing our strategic initiatives. We deploy and manage people, direct our programs and execute our investment strategies following these initiatives, which are focused on the fundamentals of our business.

Many of our strategic initiatives are further defined in the segment descriptions in the balance of this “Outlook” section.

We expect to continue to refine our cost structure on an ongoing basis. Our consolidated SG&A for the quarter and six months ended June 30, 2010, declined by $5.4 million and $15.1 million compared to the same periods of 2009. The impact of non-comparable items related to the first quarter 2009 reduction in force, Houston office closure and bankruptcy of a large customer drove $5.2 million of the improvement for the six months. The remaining decline resulted from lower compensation costs, reductions in new and developed insurance claims and lower consulting and professional fees. The decline was partially offset by higher incentive compensation accruals. We have currently deferred annual salary increases in both 2009 and 2010. If in the near term enough demand returns to re-pressurize the river system we anticipate that wage rate pressure could reoccur which would mitigate the savings from our cost reductions and field centered reorganization.

One of our strategic initiatives is ongoing examination of our recruiting, retention and organization. We are continuing to make changes to drive productivity and cost-reduction throughout the organization. In March of this year we completed the redeployment of our Northern Division operations management team and we opened our new Northern Region Operations headquarters in Cairo, Illinois. Now, with Northern Operations headquartered in Cairo and our Southern Operations headquartered in Harahan, LA, we believe our operations leadership is better positioned to eliminate inefficiencies from our systems and to drive productivity changes, with hands-on programs run by network experts. We continue to relocate additional key positions, moving them closer to our employees and customers in our new northern and southern regional field locations. We also continue to consolidate roles and eliminate redundant positions. We continue to fill our talent pool here as we hired four new graduates from maritime academies in the second quarter 2010 to be maritime engineers for ACL, and we hired four new experienced regional management personnel from the professional ranks of several top U.S. companies, filling key vacant leadership roles.

Our order to cash strategic initiative is another example of improving administrative efficiency and excellence focused on capturing all work we perform, with timely and accurate billing for that work and then collecting all receivables efficiently. In the first six months of 2010, on an annualized basis, we have implemented new procedures that have identified over $1 million in additional billings.

As discussed in “Liquidity” we believe that our cash from operations and availability under our current credit facilities is sufficient to meet our current cash flow needs. With the July 2013 expiration on the bank agreement and July 2017 expiration on the senior notes, we believe that we have the appropriate longer term, flexible capital structure that will allow us to focus on executing our tactical and strategic plans through the various economic cycles. We expect to remain disciplined in how we deploy our capital, but now have the flexibility to fully enact our cost reduction and productivity plans and to reinvest in the business when market demand and financial returns warrant such actions. Given our strategic objective to reduce the age of our fleet by replacing aging barges, we presently intend to build 100 new covered dry hopper barges in 2010 for our transportation segment, 50 of which were completed in the first six months. Our existing debt structure does not have maintenance covenants unless our borrowing availability is generally less than $68 million. At June 30, 2010, we had available liquidity of $230 million. The financial covenants in our bank agreement include a leverage covenant which is based on first lien senior debt, which excludes debt under the notes. We also have flexibility to execute sale leasebacks, sell assets and issue additional debt under the new facility to raise additional funds, with no restrictions on capital spending.

Our capital expenditures in the six months ended June 30, 2010, were $21.9 million, primarily for the construction of the first 50 of the anticipated 100 new dry covered hopper barges for use by the transportation segment. Approximately $2.3 million of our 2009 capital expenditures were reimbursed to the Company in 2010 under certain government grants allowing recovery of up to 75% of qualifying capital projects. We also generated $7.3 million in proceeds from the sale of surplus boat assets. These two sources of investing cash flow offset almost half of the current year capital expenditures. We believe that our capital expenditures will be approximately $70 million in 2010 including the construction of the new dry hopper barges and our maintenance capital expenditures, which extend the lives of existing vessels and other expected expenditures.

Transportation:

Our value proposition is to deliver the safest, cleanest, most cost effective and innovative transportation solutions to our customers. Barge transportation is widely recognized as the lowest cost, cleanest, safest and most fuel efficient mode of transportation in the United States and is estimated to be operating at below current infrastructure capacity.

We are working to drive accidents, incidents and lost productivity costs to zero, through a zero tolerance goal for unsafe acts or conditions. Zero means a target of an absolutely safe operation and flawless care of our customers’ cargo. For the six months ended June 30, 2010, we have had 21% fewer personal injury incidents compared to the same period of the prior year. For all types of claims we had a reduction of 40%, or over $1.5 million for the same period.

Another strategic initiative is the reinvestment in our fleet in order to lower the age and increase the productivity and reliability through the measured reinvestment in new tank and dry barges. Our liquidity and cash flow generation enables us to reinvest in our fleet. Approximately one-third of the 2,149 barges in service in our fleet of dry cargo barges will reach 30 years of age by the end of 2010. The ultimate retirement of any barge is dependent on its specific condition, not its age. We expect to replace some of the capacity lost from barge retirements through new builds, acquisitions, liquid barge refurbishments and increased asset utilization. We anticipate building 100 dry barges for internal use in 2010, of which 50 were completed in the first six months. The addition of the 50 new dry covered hoppers in combination with our scrapping of older barges, brought the average age of that segment of our fleet down by over one-half of a year from the end of 2009. New units are much more efficient as maintenance costs on each new dry hopper barge are generally less than $500 per year while average costs on the old units we are retiring exceeds $12,000 annually or more than 20 times that of a new barge. And new barges can be used to transport any commodity at any location, greatly improving days under load performance.

Our scheduled service strategic initiative entails establishing standardized, predictable local and mainline service on our core system to improve margins on existing business and attract land-based business. We are challenging our field operations teams to do more work with fewer people, fewer terminals and less assets including boats. As we reduce the costs, we are standardizing the operating practices so that we execute the operating plan the same way at all fleets and locations providing consistency and dependability to our customers. In the second quarter 2010, we reduced boats in use, without compromising service to customers, and saved approximately $3 million through June 30, 2010. In addition to running fewer boats, we have reduced the size of mainline crews this year, achieving $0.5 million through June 30, 2010. So far this year, we have also mothballed underutilized fleet facilities and consolidated operations, saving approximately $1.7 million. We will determine if we even need to reopen some of these sites as the freight volumes continue to grow. We will then begin the synchronization of these local networks into a system network. The product from this work is the service schedules for our customers. Our customers can use these schedules to plan their shipments and inventory levels when shipping on our system. We implemented local tow blocking practices and then combined the new local changes with a run-through tow service, bypassing intermediate terminals and cutting eight days off our transit time. This is great utilization for us and value creation for the customer as they benefit from fewer days of transit and lower inventory costs. This will be a key tool for us as we pursue high margin business conversion from land-based modes of transportation.

One of our strategic initiatives since 2005 has been business mix improvement. This category includes organic growth, rate discipline, contract success, business retention and improved portfolio mix (such as increasing our percentage of higher margin liquids and longer term higher margin steel and bulk products). During the six months ended June 30, 2010, with the economy showing some modest signs of strengthening, we saw the return of higher revenue bulk and liquids contract business, while there was a hesitancy of agricultural interests to move grain in anticipation of higher available grain prices driving down grain ton-miles. Organic growth and portfolio transformation success continues as well as we achieved more than $14 million of organic growth in the second quarter, now totaling over $29 million in the six months ended June 30, 2010.

During the six months ended June 30, 2010, we saw a shift in our revenue portfolio, including related demurrage, with grain declining to 24% of our total revenue volume from 31% in 2009, liquid increasing to 30% from 27% in 2009, while bulk increased to 30% from 25% in 2009 with other categories remaining fairly constant as a percent of total revenue. Over the longer-term we expect to continue to evolve our portfolio mix of commodities.

Our coal ton-mile volume decreased 26.3% in the first six months of 2010 compared to the same period of 2009. The majority of our existing coal volume moves under a legacy contract and will do so until early 2015. Although the contract contains limited fuel and general cost adjustment clauses, it has been only marginally profitable. We have utilized fuel swaps for 2010 to hedge our estimated cash flow related to expected fuel usage under that legacy contract in an effort to execute the contract at more profitable levels in 2010. We expect volumes moved under this contract to decline by approximately 30% for the full year in 2010 based on forecasts provided by the customer.

Over the longer term, as we move to replace a portion of the grain moved by barge, we continue to seek expansion in large, ratable dry shipments with existing and new customers in the Company’s primary service lanes. Much of the new business is expected to emanate from conversions from other modes of transportation, primarily rail. The Company continues to offer modal alternatives in chemicals, as well as in new target markets such as forest products/lumber, coal/scrubber stone, energy products and in emerging markets like municipal solid waste. We believe that there is significant opportunity to move certain cargoes by barge that currently move via truck and rail. In the first quarter of 2010, we were recognized by GE Energy with an award for New Product Introduction as we provided customized water solutions for the movement of GE wind energy components in 2009. We also received a 2009-2010 Service Excellence award from Compass Minerals presented to 18 of approximately 350 logistics providers in April 2010, based on consistent service excellence, innovation and logistics solutions. These awards are representative of the new market share we are committed to bringing to the river and shipping on ACL, taking it away from the land-based modes. With ACL terminal facilities in St. Louis, Memphis and Chicago we believe we have a strong, strategically located core of base locations to begin to offer one-stop transportation services. Several of the cargo expansions in 2008 and 2009 included multi-modal solutions through our terminal locations, most recently including organic growth in steel products. Our Lemont, Illinois facility, located just outside of Chicago, provides terminaling and warehousing services for clients shipping and receiving their products by barge. Through Lemont we are transloading products to be routed to or through Chicago. The Lemont facility also handles products manufactured in the greater Chicago area which are destined to the southern United States and to export markets.

At June 30, 2010, 72% of our total fleet consisted of covered hopper barges. The demand for coarse grain freight, particularly transport demand for corn, has historically been an important driver of our revenue. During the second quarter of 2010 grain pricing increased by 3.9% compared to the second quarter of the prior year, though ton-mile volume declined 26.6% due to low market price for grain driving more storage until pricing improves and due to increases in rail shipments of grain. Over the longer term, we expect grain to still be a component of our future business mix. However, the grain flows we expect to pursue going forward are the more ratable, predictable flows. Smaller, more targeted, export grain programs that run ratably throughout the year are likewise attractive as they are not as susceptible to volatile price swings and seasonal harvest cycles. The complex interrelationships of agricultural supply/demand, the weather, ocean going freight rates and other factors lead to a high degree of undesirable volatility in both demand and pricing.

The United States Department of Agriculture has recently reduced estimates from earlier reports in 2010, now estimating that grain exports for the current marketing year are expected to increase only slightly over the prior year. Though we have seen some improvement in forward rates for the harvest, we remain cautious on our grain outlook due to the recent declines in the USDA forecasted exports, continuing excess barge capacity, and fluctuating grain freight spreads between the Gulf outlet and the Pacific Northwest. We expect to experience a more traditional grain demand increase this year in late third quarter and early fourth quarter, compared to last year when the harvest was delayed due to weather conditions.

We have seen some modest sequential volume improvements in metals and liquids, though there is no clarity as to how much of this activity is inventory replenishment and how much may be sustained economic improvement. The industry-wide lower barge demand, and resulting barge over-capacity, continues to negatively impact barge freight pricing, particularly in spot markets.

Most of the Company’s dry contracts renew during the fourth quarter of each year. We renewed only one small dry contract in the quarter which did not affect the blended rate decrease of 5% for contracts renewed through June 30, 2010. We continue to face significant price competition on every bid and are limiting the life of new contracts to protect future pricing levels. We have seen some contracts renewed on a month-to-month basis on existing terms as customers attempt to chart their go-forward strategies.

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

If there is a rebound in liquid markets, we may see a larger portion of our liquid fleet shift to day-rate contracts, rather than affreightment contracts. However, in the current environment we saw an average of 23 fewer barges utilized in charter/day-rate service compared to the prior year’s first six months. Reductions in charter/day-rate contracts throughout the industry may return to spot rate service. This return to spot service generally results in a decline in rates available for such service in the current environment.

Manufacturing:

The optimization of our Jeffboat operation is another strategic initiative. Our objective at Jeffboat is to build the optimal number and type of barges, maximizing and stabilizing profitability and reducing excess capacity risk through the various economic and new barge demand cycles. We have reduced production to two major lines for 2010 compared to four lines in 2009. The two lines are close to being sold out for 2010 production. In the longer term we will continue to focus on maintaining the most efficient capacity level to build the optimal number and mix of hopper, deck and tank barges to provide attractive margins.

At June 30, 2010, the manufacturing segment’s approximate vessel backlog for external customers was $61 million compared to $84 million at June 30, 2009. The actual price of steel at the time of construction may result in contract prices that are greater than or less than those used to calculate the backlog at June 30, 2010. The backlog excludes our planned construction of internal replacement barges and unexercised customer options.

We expect that external sales in 2010 will be significantly less than 2009, as substantially fewer liquid tank barges are expected to be built than in the prior year. Expected profit margins on new barges have narrowed considerably within the industry due to overall reduced building demand. We believe that many traditional customers have not been building barges recently due to the excess industry barge capacity relative to demand and their desire to preserve capital and liquidity. Our current backlog, plus an additional 50 dry covered barges for our transportation segment use, is sufficient to utilize our current workforce and maintain production on two lines through most of 2010. The first half of 2010 was not materially impacted by the labor strike at Jeffboat that began on April 2, 2010. On May 2, 2010 the Company and the union reached agreement on a new three year contract, in which we were able to successfully work with the union to find wage and healthcare alternatives that we hope will help us to be competitive in the new barge production markets in the near future.

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

OPERATING RESULTS by
BUSINESS SEGMENT
Quarter Ended June 30, 2010 as compared with Quarter Ended
June 30, 2009

				% of Consolidated
				Revenue
	Quarter Ended June 30,			2nd Quarter
	2010	2009	Variance	2010	2009

REVENUE
Transportation and Services	$152,422	$147,607	$4,815	92.8%	67.6%
Manufacturing (external and internal)	19,015	78,987	(59,972)	11.6%	36.1%
Intersegment manufacturing elimination	(7,136)	(8,071)	935	(4.4)%	(3.7)%

Consolidated Revenue	164,301	218,523	(54,222)	100.0%	100.0%
OPERATING EXPENSE
Transportation and Services	145,185	150,815	(5,630)
Manufacturing (external and internal)	19,223	68,443	(49,220)
Intersegment manufacturing elimination	(7,136)	(8,071)	935

Consolidated Operating Expense	157,272	211,187	(53,915)	95.7%	96.6%
OPERATING INCOME
Transportation and Services	7,237	(3,208)	10,445
Manufacturing (external and internal)	(208)	10,544	(10,752)
Intersegment manufacturing elimination	—	—	—

Consolidated Operating Income	7,029	7,336	(307)	4.3%	3.4%
Interest Expense	9,766	11,802	(2,036)
Other Expense (Income)	(107)	(211)	104

Loss Before Income Taxes	(2,630)	(4,255)	1,625
Income Tax Benefit	(1,267)	(1,318)	51
Discontinued Operations	(2)	(831)	829

Net Loss	$(1,365)	$(3,768)	$2,403

Domestic Barges Operated (average of period beginning and end)	2,482	2,571	(89)
Revenue per Barge Operated (Actual)	$60,595	$56,702	$3,893

RESULTS OF OPERATIONS

Quarter ended June 30, 2010 comparison to quarter ended June 30, 2009

Revenue.  Consolidated revenue decreased by $54.2 million or 24.8% to $164.3 million.

Transportation segment and professional services revenues increased $4.8 million primarily due to the impact of an improved mix of commodities shipped, with volume rebounds in our higher rate metals and liquids markets and higher scrapping revenue. These positive revenue factors were partially offset by lower coal and grain volumes and lower demurrage, towing and charter/day rate revenue, as well as spot and contract pricing pressure.

Revenues per average barge operated increased 6.9% in the second quarter 2010 to $60,595 from $56,702 in the second quarter 2009. Almost all of the increase was due to higher affreightment revenue, with non-affreightment revenue essentially flat to the prior year.

Manufacturing segment revenue decreased $59.0 million in the second quarter of 2010 compared to the second quarter of 2009, primarily due to a change in both the volume and the mix of barges produced. This year, more of

Jeffboat’s capacity was devoted to covered dry hopper builds for our transportation segment. Also, there has been a significant decline in building higher margin tankers and dry hopper barges for external customers, primarily due to reduced and lower margin customer orders and the production delays as a result of the month-long labor strike in April. Nine dry hopper barges, two liquid tank barges and one ocean-going tank barge were produced for external customers this year compared to 19 dry hoppers, 19 liquid tank barges and two ocean-going tank barges in the prior year’s second quarter.

Operating Expense.  Consolidated operating expense decreased by $53.9 million or 25.5% to $157.3 million.

Manufacturing operating expenses decreased by $48.3 million due primarily to lower external production levels in the quarter.

Transportation segment expenses decreased 3.9% or $5.8 million, primarily due to $5.5 million lower SG&A. SG&A expenses were lower in the current year quarter due to lower compensation costs, personal injury and medical claims costs, partially offset by higher incentive compensation accruals. Cost of sales in the transportation segment declined by $0.2 million compared to the same quarter of the prior year due to lower depreciation and amortization and lower materials, supplies and other expenses, offset by higher labor and benefits. The lower material, supplies and other expenses were achieved by reducing claims and repair expenses, and by internally staffing boats that formerly were operated using chartered-in crews. A portion of the increase in labor is related to higher incentive compensation accruals in 2010 and to staffing the additional boats internally. Fuel costs were $0.5 million lower in the quarter. The decrease in transportation segment fuel expense was driven by a 17.3% decrease in gallons consumed (on an 11% decrease in ton-mile volume), partially offset by a 19.2% increase, net of hedge impacts in both years, in price per gallon to $2.22 in the second quarter of 2010 compared to $1.86 per gallon in the second quarter of 2009.

Operating Income.  Operating income decreased by $0.3 million to $7.0 million in the second quarter of 2010. Operating income in the transportation segment increased by $10.4 million, but was offset by the $10.8 million decline in operating income from the manufacturing segment.

The change in the transportation segment operating income was due to the following factors. On an overall basis, excluding the impact of grain, other changes in commodity mix and volume in the transportation segment drove a $2.6 million decline in operating income in the quarter, with the margin impact of revenue declines in the non-affreightment areas of towing, demurrage and liquid charters accounting for complete decline, partially offset by positive affreightment rate/mix/volume in the quarter. Grain pricing (up 3.9% over the prior year quarter) and volumes (down 26.6% over the prior year quarter) negatively impacted operating income by $0.6 million. Persistent high water conditions in the quarter drove $2.9 million in lower boat productivity. These impacts were more than offset by the operating income impact of non-SG&A cost reductions of $7.8 million, the SG&A reductions of $5.0 million in the quarter and the $1.9 million in higher asset management gains in the quarter. Depreciation and amortization expenses declined by $1.4 million due to the lower depreciable asset base in the current year.

The decline in operating income in the manufacturing segment was due to reduced volume as described in the revenue section above, and lower margins on barges being completed this year as a result of the lack of demand for new builds through the recent recession.

Interest Expense.  Interest expense decreased $2.0 million to $9.8 million. The decrease was primarily attributable to lower average outstanding debt balances than in the prior year second quarter, partially offset by the higher effective interest rate on the Company’s credit facilities put in place during the third quarter of 2009.

Income Tax Expense.  The effective rate tax rates in the respective second quarters of 2010 and 2009 of 48.2% and 31.0% were driven by the significance of consistent levels of permanent book tax differences on expected full year income in 2010 in the respective quarters.

Net Income (Loss).  The net loss in the current year quarter and the change to the prior year quarter was driven by the items discussed above.

OPERATING RESULTS by
BUSINESS SEGMENT
Six Months Ended June 30, 2010 as compared with Six Months Ended
June 30, 2009

				% of Consolidated
				Revenue
	Six Months Ended June 30,			Six Months
	2010	2009	Variance	2010	2009

REVENUE
Transportation and Services	$289,276	$305,078	$(15,802)	92.5%	74.2%
Manufacturing (external and internal)	44,500	115,855	(71,355)	14.2%	28.2%
Intersegment manufacturing elimination	(21,179)	(9,705)	(11,474)	(6.7)%	(2.4)%

Consolidated Revenue	312,597	411,228	(98,631)	100.0%	100.0%
OPERATING EXPENSE
Transportation and Services	279,193	311,522	(32,329)
Manufacturing (external and internal)	44,462	101,185	(56,723)
Intersegment manufacturing elimination	(21,179)	(9,705)	(11,474)

Consolidated Operating Expense	302,476	403,002	(100,526)	96.8%	98.0%
OPERATING INCOME
Transportation and Services	10,083	(6,444)	16,527
Manufacturing (external and internal)	38	14,670	(14,632)
Intersegment manufacturing elimination	—	—	—

Consolidated Operating Income	10,121	8,226	1,895	3.2%	2.0%
Interest Expense	19,619	20,333	(714)
Other Expense (Income)	(161)	(487)	326

Loss Before Income Taxes	(9,337)	(11,620)	2,283
Income Tax Benefit	(4,494)	(4,209)	(285)
Discontinued Operations	(2)	(1,815)	1,813

Net Loss	$(4,845)	$(9,226)	$4,381

Domestic Barges Operated (average of period beginning and end)	2,491	2,600	(109)
Revenue per Barge Operated (Actual)	$114,540	$115,872	$(1,332)

RESULTS OF OPERATIONS

Six months ended June 30, 2010 comparison to six months ended June 30, 2009

Revenue.  Consolidated revenue decreased by $98.6 million or 24.0% to $312.6 million.

Transportation segment and professional services revenues decreased $15.8 million primarily due lower dry affreightment volume and lower non-affreightment demurrage and towing. These impacts were partially offset by higher liquid volume and the positive pricing impact of a mix shift, with rebounds in our key metals and liquids commodities and higher scrapping revenue.

Revenues per average barge operated decreased 1.1% in the six months ended June 30, 2010 to $114,540 from $115,872 in the same period of 2009. The decrease was due to lower non-affreightment revenue.

Manufacturing segment revenue decreased $82.8 million in the six months ended June 30, 2010, compared to the same period of 2009, primarily due to a change in both the volume and the mix of barges produced. This year, more of Jeffboat’s capacity was devoted to covered dry hopper builds for our transportation segment. Also, there has been a significant decline in building higher margin tankers and dry hopper barges for external customers due to reduced customer orders and the impact of the month-long labor strike in April. In the six months ended June 30, 2010 nine dry hopper barges, five liquid tank barges and two ocean-going tank barge were produced for external customers compared to 19 dry hoppers, 30 liquid tank barges and two ocean-going tank barges in the same period of the prior year.

Operating Expense.  Consolidated operating expense decreased by $100.5 million or 24.9% to $302.5 million.

Manufacturing operating expenses decreased by $68.2 million due primarily to lower external production levels in the quarter.

Transportation segment expenses decreased 10.6% or $32.5 million, primarily due to $17.3 million lower cost of sales and $15.1 million lower SG&A. Cost of sales declined compared to the six months ended June 30, 2009 due to lower materials, supplies and other expenses, fuel expenses, depreciation and amortization and higher gains from asset management actions. These changes were partially offset by higher labor and fringe benefits, driven by higher incentive compensation accruals and due to the impact of internally staffing boats that formerly were operated using chartered-in crews. The lower material, supplies and other expenses were achieved by reducing claims and repair expenses, and by the reduction in chartered in crews, offset by higher outside towing expenses. Fuel costs were $4.9 million lower in the six months ended June 30, 2010. The decrease in transportation segment fuel expense was driven by a 17.3% decrease in gallons consumed, partially offset by an 11.7% increase, net of hedge in both periods, in price per gallon to $2.15 in the six months ended June 30, 2010 compared to $1.92 per gallon in the six months ended June 30, 2009. SG&A expenses were lower in the current year quarter due to the non-comparable charges related to the 2009 reduction in force and closure of the Houston office, compensation costs, personal injury and medical claims costs, partially offset by higher incentive compensation accruals.

Operating Income.  Operating income increased by $1.9 million to $10.1 million in the six months ended June 30, 2010. Operating income in the transportation segment increased by $16.5 million, but was offset by the $14.6 million decline in operating income from the manufacturing segment.

The change in the transportation segment operating income was due to the following factors. On an overall basis, excluding the impact of grain, other changes in commodity mix and volume in the transportation segment negatively impacted operating income by $15.9 million, driven by the margin impact of lower affreightment volumes and revenue declines in the non-affreightment areas of towing, demurrage and liquid charters as well as lower spot and contract pricing. Grain pricing (down 2.2% over the six months ended June 30, 2009) and volumes (down 21.0% over the six months ended June 30, 2009) negatively impacted operating income by $4.6 million. Persistent high water conditions in the first and second quarters and ice in the first quarter drove $6.1 million in lower boat productivity. Depreciation and amortization expenses declined by $2.5 million due to the lower depreciable asset base in the current year. These impacts were more than offset by the operating income impact of non-SG&A cost reductions of $21.4 million, the SG&A reductions of $15.3 million in the quarter, including $5.1 million related to the non-comparable charges in 2009, and $3.8 million in higher asset management gains in the quarter.

The decline in operating income in the manufacturing segment was due to reduced volume as described in the revenue section above, and lower margins on barges being completed this year as a result of the lack of demand for new builds through the recent recession.

Interest Expense.  Interest expense decreased $0.7 million to $19.6 million. The decrease was primarily attributable to lower average outstanding debt balances than in the prior year offset by the higher effective interest rate on the Company’s credit facilities put in place during the third quarter of 2009.

Income Tax Expense.  The effective rate tax rates in the respective second quarters of 2010 and 2009 of 48.1% and 36.2% were driven by the significance of consistent levels of permanent book tax differences on expected full year income in 2010 in the respective years.

Net Income (Loss).  The net loss in the current year quarter and the change to the prior year quarter was driven by the items discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Beginning in 2008 and continuing through much of 2009, the United States and global economies experienced a period of economic uncertainty, and the related capital markets experienced significant disruption. Despite some economic recovery in the first six months of 2010, we expect that the ramifications of these conditions may continue into the remainder of the fiscal year. Despite these anticipated economic conditions, based on past performance and current expectations we believe that cash generated from operations and the liquidity available under our capital structure, described below, will satisfy the working capital needs, capital expenditures and other liquidity requirements associated with our operations in 2010.

Our funding requirements include capital expenditures (including new barge purchases), vessel and barge fleet maintenance, interest payments and other working capital requirements. Our primary sources of liquidity at June 30, 2010, were cash generated from operations, borrowings under our revolving credit facility and outstanding balances under the Senior Notes. Other potential sources include sale leaseback transactions for productive assets and, to a lesser extent, barge scrapping activity and cash proceeds from the sale of non-core assets and assets not needed for future operations. We currently expect our 2010 capital expenditures will be approximately $70 million, compared to $33.2 million in 2009.

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

Our debt level under our revolving credit facility and senior notes outstanding totaled $358.7 million at June 30, 2010. We were in compliance with all debt covenants on June 30, 2010. The liquidity available under our credit agreement on June 30, 2010, was approximately $230 million. Additionally, we are allowed to sell certain assets and consummate sale leaseback transactions on other assets to enhance our liquidity position. The Company also has the ability to quickly access capital markets under its $200 million shelf registration, though we consider this a less likely option at this time.

The new Credit Facility has no maintenance covenants unless borrowing availability is generally less than $68 million. This is $162 million less than the availability at June 30, 2010. Should the springing covenants be triggered, they are less restrictive in the Credit Facility than under the prior agreement, as the leverage calculation includes only first lien senior debt, excluding debt under the Notes, while the former facility leverage ratio included total debt. In addition the Credit Facility places no restrictions on capital spending.

With the July 2013 expiration of the Credit Facility and July 2017 expiration of the Notes we believe that we have an appropriate longer term, and flexible capital structure that will provide adequate liquidity and allow us to focus on executing our tactical and strategic plans through the various economic cycles.

Our Indebtedness

As of June 30, 2010, we had total indebtedness, before unamortized discount on the Senior Notes, of $358.8 million. Our revolver debt balance was $158.7 million at June 30, 2010. We had $230 million of availability under the revolver at June 30, 2010.

The current bank credit facility has no maintenance financial covenants unless borrowing availability is generally less than $68 million. Thus at $230 million of availability we are $162 million above this threshold. All additional debt relates to a small holdback note associated with our acquisition of Elliot Bay. The note bears interest at 5.5%. The note was paid in full in July 2010. Availability under the revolving credit facility was also reduced by the $1.5 million of outstanding letters of credit. The Company was in compliance with all covenants at June 30, 2010.

Net Cash, Capital Expenditures and Cash Flow

Despite the economic environment we continue to generate positive cash flow from operations, though changes in working capital and other non-cash charges resulted in an unfavorable comparison to prior year. We generated $12.9 million in cash from operations during the quarter compared to $57.5 million in the prior year. The primary drivers of the decline are lower cash flow from reductions in receivables compared to prior year due to improved second quarter sales in the current year, and higher manufacturing inventory levels, driven by the pre-buying of steel to lock in favorable steel purchase prices, and by strike and weather-delayed delivery of several barges at Jeffboat. The higher inventory is expected to reverse over the balance of the year, which will generate cash flow. An increase in current income tax receivables related to our 2009 net operating loss positively impacted the changes in non-cash items shown and negatively impacts the changes in working capital in the six months ended June 30, 2010, by approximately $17 million. We expect that the remaining $13 million income tax receivable will be received in the third quarter, offsetting the impact of the $12.5 million semi-annual bond interest payment we made in July. On a full year basis, we expect working capital changes to be essentially neutral on a full-year basis in 2010.

In the six months ended June 30, 2010, the Company had $21.9 million of capital expenditures primarily related to costs of new dry covered barges. We also generated $7.3 million in proceeds from asset management actions in the six months ended June 30, 2010, primarily from the sale of surplus boats during the first quarter. These proceeds offset a significant portion of the capital investment. In addition, we also collected a $2.3 million government grant payment related to its funding of 75% of a capital project at Jeffboat completed in 2009.

We currently expect to build 100 new dry hopper barges for use by our transportation segment in 2010, of which 50 were completed in the six months ended June 30, 2010. Combined with our maintenance capital expenditures which extend the lives of existing fleets, we expect that our capital expenditures will be approximately $70 million in 2010.

Long term debt, excluding unamortized initial issue discount on the Senior Notes, increased by $4.2 million in the six months ended June 30, 2010 to $358.8 million primarily due to the changes in working capital and the net cash used in investing activities in the six month period.

CHANGES IN ACCOUNTING STANDARDS

In July 2009 the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-01, which includes the previously issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (“SFAS 168”) in its entirety, including the accounting standards update instructions contained in Appendix B of the Statement. With the ASU’s issuance the ASC became the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date the codification superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the codification became non-authoritative. Following this ASU, the FASB will not issue new standards in the form of statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it

will issue ASUs. The Board will not consider ASUs as authoritative in their own right. ASUs will serve only to update the codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the codification. This standard does not change existing standards except as to the designation of the GAAP hierarchy.

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

Fuel Price Risk

For the quarter ended June 30, 2010, fuel expenses for fuel purchased directly and used by our boats represented 20.7% of our transportation revenues. Each one cent per gallon rise in fuel price increases our annual operating expense by approximately $0.6 million. We partially mitigate our direct fuel price risk through contract adjustment clauses in our term contracts. Contract adjustments are deferred either one quarter or one month, depending primarily on the age of the term contract. We have been increasing the frequency of contract adjustments to monthly as contracts renew to further limit our timing exposure. Additionally, fuel costs are only one element of the potential movement in spot market pricing, which generally respond only to long-term changes in fuel pricing. All of our grain movements, which comprised 22% of our total transportation segment revenues in the second quarter of 2010, are priced in the spot market. Despite these measures fuel price risk impacts us for the period of time from the date of the price increase until the date of the contract adjustment (either one month or one quarter), making us most vulnerable in periods of rapidly rising prices. We also believe that fuel is a significant element of the economic model of our vendors on the river, with increases passed through to us in the form of higher costs for external shifting and towing. From time to time we have utilized derivative instruments to manage volatility in addition to our contracted rate adjustment clauses. Since 2008 we have entered into fuel price swaps with commercial banks for a portion of our expected fuel usage. These derivative instruments have been designated and accounted for as cash flow hedges, and to the extent of their effectiveness, changes in fair value of the hedged instrument will be accounted for through Other Comprehensive Income until the fuel hedged is used, at which time the gain or loss on the hedge instruments will be recorded as fuel expense. At June 30, 2010, a net asset of approximately $1.1 million has been recorded in the condensed consolidated balance sheet and the gain on the hedge instrument recorded in Other Comprehensive Income. The fuel swap agreements require that we, in some circumstances, post a deposit for a portion of any loss position. At June 30, 2010, we had no deposits outstanding. Our amended credit agreement places certain limits on our ability to provide cash collateral on these agreements. Ultimate gains or losses will not be determinable until the fuel swaps are settled. Realized gains from our hedging program were $1.8 million in the six months ended June 30, 2010. We believe that the hedge program can decrease the volatility of our results and protects us against fuel costs greater than our swap price. Further information regarding our hedging program is contained in Note 9 to our condensed consolidated financial statements. We may increase the quantity hedged based upon active monitoring of fuel pricing outlooks by the management team.

Interest Rate and Other Risks

At June 30, 2010, we had $158.7 million of floating rate debt outstanding, which represented the outstanding balance of the revolving credit facility. If interest rates on our floating rate debt increase significantly, our cash flows could be reduced, which could have a material adverse effect on our business, financial condition and results of operations. Each 100 basis point increase in interest rates, at our existing debt level, would increase our cash interest expense by approximately $1.6 million annually. This amount would be mitigated, in part, by the tax deductibility of the increased interest payments.

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

Collision Incident, Mile Marker 97 of the Mississippi River.  The Company and or American Commercial Lines LLC, an indirect wholly-owned subsidiary of the Company, (“ACLLLC”) have been named as defendants in the following putative class action lawsuits, filed in the United States District Court for the Eastern District of Louisiana (collectively the “Class Action Lawsuits”): Austin Sicard et al on behalf of themselves and others similarly situated vs. Laurin Maritime (America) Inc., Whitefin Shipping Co. Limited, D.R.D. Towing Company, LLC, American Commercial Lines, Inc. and the New Orleans-Baton Rouge Steamship Pilots Association, Case No. 08-4012, filed on July 24, 2008; Stephen Marshall Gabarick and Bernard Attridge, on behalf of themselves and others similarly situated vs. Laurin Maritime (America) Inc., Whitefin Shipping Co. Limited, D.R.D. Towing Company, LLC, American Commercial Lines, Inc. and the New Orleans-Baton Rouge Steamship Pilots Association, Case No. 08-4007, filed on July 24, 2008; and Alvin McBride, on behalf of himself and all others similarly situated v. Laurin Maritime (America) Inc.; Whitefin Shipping Co. Ltd.; D.R.D. Towing Co. LLC; American Commercial Lines Inc.; The New Orleans-Baton Rouge Steamship Pilots Association, Case No. 09-cv-04494 B, filed on July 24, 2009. The McBride v. Laurin Maritime, et al. action has been dismissed with prejudice because it was not filed prior to the deadline set by the Court.

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

Although we cannot predict the extent, timing and full ramifications, we believe that the recession which began in 2008 and its aftermath, at a minimum, heighten the following risks.

Potential recession impacts — In the quarter and six months ended June 30, 2010, we saw increases over the prior year in specific commodities, global demand for many of the products that are currently shipped by barge. However this improved demand level continues to be significantly diminished from pre-recession levels and negatively impacts price/mix/volume. At current lower demand levels there continues to be an oversupply of barges which results in reduced rates that we can charge for our services, particularly in the spot markets. Such lower rates have negatively impacted our revenues and financial condition in our transportation segment. This loss of demand has also and could continue to result in tow-size and barge positioning inefficiencies. The stagnant freight markets also may delay investment decisions by customers of our manufacturing segment.

Credit availability to our customers and suppliers — We believe that many of our customers and suppliers rely on liquidity from operative global credit markets. If credit availability remains restricted for these customers or interest rates increase significantly, demand for our products and services may be constricted resulting in lower revenues and barge production backlogs and we may not be able to enforce contracts or collect on outstanding invoices.

Market risk — We have significant costs associated with our pension plan, the cost of which is dependent on many factors including the return on plan assets. Plan assets declined significantly in 2008. Though plan assets increased in 2009 and through the first half of 2010, the combined two year return for 2008 and 2009 remained below the average assumed rate of return used for actuarial estimation purposes. Further declines in the value of plan assets or continued lower than assumed returns over time could increase required expense provisions and contributions under the plan. See Note 7 to the condensed consolidated financial statements for the six months ended June 30, 2010, for disclosures related to our employee benefit plans.

Freight transportation rates for the Inland Waterways fluctuate from time to time and may decrease.

Freight transportation rates fluctuate from season-to-season and year-to-year. Levels of dry and liquid cargo being transported on the Inland Waterways vary based on several factors including global economic conditions and business cycles, domestic agricultural production and demand, international agricultural production and demand, and foreign exchange rates. Additionally, fluctuation of ocean freight rate spreads between the Gulf of Mexico and the Pacific Northwest affects demand for barging on the Inland Waterways, especially in grain movements. Grain, particularly corn for export, has been a significant part of our business. Since the beginning of 2006, all grain transported by us has been under spot market contracts. Spot grain contracts are normally priced at, or near, the quoted tariff rates in effect for the river segment of the move. Spot rates can vary widely from quarter-to-quarter and year-to-year. A decline in spot rates could negatively impact our business. The number of barges and towboats available to transport dry and liquid cargo on the Inland Waterways also varies from year-to-year as older vessels are retired and new vessels are placed into service. The resulting relationship between levels of cargoes and vessels available for transport affects the freight transportation rates that we are able to charge. During the current recession overall freight demand, particularly in the liquid barge market, has declined substantially reducing the demand for dedicated service contracts. This decline in those contracts has resulted in an oversupply of liquid barges to serve liquid spot demand and has lowered the rates we can charge for that service. Significantly lower demand for dry non-grain cargoes has also contributed to lower spot rates for grain moves which represent a significant portion of our business.

An oversupply of barging capacity may lead to reductions in freight rates.

Our industry suffered from an oversupply of barges relative to demand for barging services for many years following the boom in barge production in the late seventies and early eighties. The economic crisis that began in the fall of 2008 has led to a temporary oversupply, particularly in the liquid business, despite reductions in the size of the industry fleet. We cannot currently estimate the likely duration of this temporary oversupply. Additionally, even if the recession impact abates, oversupply conditions may recur due to a variety of factors, including a more permanent drop in demand, overbuilding, delays in scrapping or extension of useful lives through refurbishing of barges approaching the end of their useful economic lives. We believe that approximately 25% of the industry’s existing dry cargo barge fleet will need to be retired or refurbished due to age over the next three to seven years. If retirement occurs, demand for barge services returns to more normal levels and new builds do not replace retired capacity, we believe that barge capacity may be constrained. However, if an oversupply of barges were to occur, it could take several years before supply growth matches demand due to the variable nature of the barging industry and the freight transportation industry in general, and the relatively long life of marine equipment. Such oversupply could lead to reductions in the freight rates that we are able to charge until volume demand returns.

Yields from North American and worldwide grain harvests could materially affect demand for our barging services.

Demand for dry cargo barging in North America is significantly affected by the volume of grain exports flowing through ports on the Gulf of Mexico. The volume of grain exports through the Gulf of Mexico can vary due to, among other things, crop harvest yield levels in the United States and abroad, ocean going freight spreads between the Gulf and the Pacific Northwest and exchange rates. Overseas grain shortages increase demand for U.S. grain, while worldwide over-production decreases demand for U.S. grain. Other factors, such as domestic ethanol demand and overseas markets’ acceptance of genetically altered products and the exchange rate, may also affect demand for U.S. grain. Fluctuations in demand for U.S. grain exports can lead to temporary barge oversupply, which in turn can lead to reduced freight rates. We cannot assure that historical levels of U.S. grain exports will continue in the future.

Diminishing demand for new barge construction may lead to a reduction in sales volume and prices for new barges.

The prices we have been able to charge for manufacturing segment production have fluctuated historically based on a variety of factors including our customers’ cost and availability of debt financing, cost of raw materials, the cost of labor and the demand for new barge builds compared to the barge manufacturing capacity within the industry at the time. From 2007 through 2008, we increased the pricing on our barges, net of steel costs, in response to increased demand for new barge construction. Though we plan to continue increasing the longer term pricing on our barges, net of steel, in conjunction with the expected additional long-term demand for new barge construction as well as inflation of our costs, the current economic crisis has affected our customers’ need and ability to build new barges in the near-term. If demand for new barge construction diminishes or the recession deepens or extends we may not be able to maintain or increase pricing over or maintain pricing at our current levels.

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

Fuel expenses represented 20.7% and 21.7% of transportation revenues in the quarters ended June 30, 2010 and 2009 respectively. Fuel expenses represented 20.7% and 21.2% of transportation revenues in the six months ended June 30, 2010 and 2009 respectively. Fuel prices are subject to fluctuation as a result of domestic and international events. Generally, our term contracts contain provisions that allow us to pass through (effectively on approximately a 45 day delay basis) a significant portion of any fuel expense increase to our customers, thereby reducing, but not eliminating, our fuel price risk. We also have contracts that do not contain such clauses, or where the clauses do not fully cover increased fuel pricing. Fuel price is a key, but not the only variable in spot market pricing. Therefore, fuel price and the timing of contractual rate adjustments can be a significant source of quarter-over-quarter and year-over-year volatility, particularly in periods of rapidly changing fuel prices. Negotiated spot rates may not fully recover fuel price increases. From time to time we hedge the expected cash flows from anticipated purchases of unprotected gallons through fuel price swaps. We choose how much fuel to hedge depending on the circumstances. However, we may not effectively control our fuel price risk and may incur fuel costs that exceed our projected cost of fuel. At June 30, 2010, the market value of our fuel price swaps represented an asset of approximately $1.1 million. Assuming no further changes in market value prior to settlement dates in 2010 and 2011, this amount will be credited to operations as the fuel is used keeping our costs under fixed fuel contracts in line with our expectations.

Our operating margins are impacted by certain low margin legacy contracts and by spot rate market volatility for grain volume and pricing.

We emerged from bankruptcy in January 2005. Our largest term contract for the movement of coal predates the emergence and was negotiated at a low margin. Though it contains a fuel adjustment mechanism, the mechanism does not fully recover increases in fuel cost. The majority of our coal moves, since bankruptcy and through the 2015 expiration of this contract, may be at a low or negative margin due to our inability to fully recover fuel price increases. We have recently hedged expected 2010 fuel usage at prices that should provide positive 2010 margins for this contract. This concentration of low margin business was approximately $51.1 million, $43.1 million and $43.4 million of our total revenues in 2009, 2008 and 2007 respectively. We expect the revenue volume under this contract to be lower in 2010 than in 2009.

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

Our barging operations are affected by weather and river conditions. Varying weather patterns can affect river levels, contribute to fog delays and cause ice to form in certain river areas of the United States. For example, the Upper Mississippi River closes annually from approximately mid-December to mid-March, and ice conditions can hamper navigation on the upper reaches of the Illinois River during the winter months. Such conditions typically increase our repair and other operating costs. During hurricane season in the summer and early fall we may be subject to revenue loss, business interruptions and equipment and facilities damage, particularly in the Gulf region. In addition, adverse river conditions can result in lock closures as well as affect towboat speed, tow size and loading drafts and can delay barge movements. Terminals may also experience operational interruptions as a result of weather or river conditions. Idle weather-related barge days declined in the first six months of 2010 compared to 2009. Adverse weather conditions may also affect the volume of grain produced and harvested, as well as impact harvest timing and therefore pricing. In the event of a diminished or delayed harvest, the demand for barging services will likely decrease.

Marine accidents involving our or others’ vessels may impact our ability to efficiently operate on the Inland Waterways. Such accidents, particularly those involving spills, can effectively close sections of the Inland Waterways to marine traffic.

Our manufacturing segment’s waterfront facility is subject to occasional flooding. Its manufacturing operation, much of which is conducted outdoors, is also subject to weather conditions. As a result, these operations are subject to production schedule delays or added costs to maintain production schedules caused by weather. During the first six months of 2010, adverse weather conditions caused weather-related lost production days to increase by 13.5 days from the prior year first six months.

Seasonal fluctuations in industry demand could adversely affect our operating results, cash flow and working capital requirements.

Segments of the inland barging business are seasonal. Historically, our revenue and profits have been lower during the first six months of the year and higher during the last six months of the year. This seasonality is due primarily to compression of capacity resulting from the normal timing of the North American grain harvest and seasonal weather patterns. Our working capital requirements typically track the rise and fall of our revenue and profits throughout the year. As a result, adverse market or operating conditions during the last six months of a calendar year could disproportionately adversely affect our operating results, cash flow and working capital requirements for the year.

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

The barging industry is subject to various laws and regulations, including national, state and local laws and regulations, all of which are subject to amendment or changes in interpretation. In addition, various governmental and quasi-governmental agencies require barge operators to obtain and maintain permits, licenses and certificates and require routine inspections, monitoring, recordkeeping and reporting respecting their vessels and operations. Any significant changes in laws or regulations affecting the inland barge industry, or in the interpretation thereof, including those recently proposed, could cause us to incur significant expenses. Enacted regulations call for increased inspection of towboats. The United States Coast Guard has been instructed in Congressional hearings to complete interpretation of the new regulations. These interpretations could result in boat delays and significantly increased maintenance and upgrade costs for our boat fleet. Furthermore, failure to comply with current or future laws and regulations may result in the imposition of fines and/or restrictions or prohibitions on our ability to operate. Though we work actively with regulators at all levels to avoid inordinate impairment of our operations, regulations and their interpretations may ultimately have a negative impact on the industry. Regulations such as the Transportation Worker Identification Credential provisions of the Homeland Security legislation could have an impact on the ability of domestic ports to efficiently move cargoes. This could ultimately slow operations and increase costs.

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

We believe that we are in compliance with the ownership requirements. The Jones Act continues to be in effect, but has recently come under scrutiny. We cannot assure that the Jones Act will not be repealed, suspended or amended in the future. If the Jones Act was to be repealed, suspended or substantially amended and, as a consequence, competitors with lower operating costs were to enter the Inland Waterways market, our business likely would be materially adversely affected. In addition, our advantages as a U.S.-citizen operator of Jones Act vessels could be eroded over time.

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

We may not be adequately insured to cover losses from our operational risks, which could have a material adverse effect on our operations. While we believe that we have satisfactory insurance coverage for pollution, property, marine and general liability, in the event that costs exceed our available insurance or additional liability is imposed on us for which we are unable to seek reimbursement, our business and operations could be materially and adversely affected. We may not be able to continue to procure adequate insurance coverage at commercially reasonable rates in the future, and some claims may not be paid. In the past stricter environmental regulations and significant environmental incidents have led to higher costs for insurance covering environmental damage or pollution, and new regulations of incidents or changes to existing laws and regulations could lead to similar increases or even make certain types of insurance unavailable.

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

As of June 30, 2010, approximately 640 employees were represented by unions. Most of these unionized employees (approximately 620 individuals) are represented by General Drivers, Warehousemen and Helpers, Local Union No. 89, affiliated with the International Brotherhood of Teamsters, Chauffeurs, Warehousemen and Helpers of America (“Teamsters”), at our shipyard facility under a three-year collective bargaining agreement that expires April 1, 2013. Our remaining unionized employees (approximately 20 positions) are represented by the International Union of United Mine Workers of America, District 12 — Local 2452 at ACL Transportation Services LLC in St. Louis, Missouri under a collective bargaining agreement that expires in December 2010. We cannot assure that we will be able to reach agreement on renewal terms of these contracts or that we will not be subject to work stoppages, other labor disruption or that we will be able to pass on increased costs to our customers in the future.

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

At June 30, 2010, we had approximately $158.7 million of floating rate debt outstanding, which represented the outstanding balance of the New Credit Facility. Each 100 basis point increase above the LIBOR interest rate in effect at June 30, 2010, would increase our cash interest expense by approximately $1.6 million.

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

The Credit Facility contains financial covenants, including, among others, a limit on the ratio of debt to earnings before interest, taxes, depreciation and amortization that are effective when remaining availability is less than 17.5% of total availability. Although none of our covenants are currently in effect based on our current borrowing levels, our ability to meet the financial covenants can be affected by events beyond our control, and we cannot provide assurance that we will meet those tests. A breach of any of these springing covenants could result in a default. Upon the occurrence of an event of default, all amounts outstanding can be declared immediately due and payable and terminate all commitments to extend further credit. If the repayment of borrowings is accelerated, we cannot provide assurance that we will have sufficient assets to repay our credit.

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

Many of our employees are covered by federal maritime laws, including provisions of the Jones Act, the Longshore and Harbor Workers Act and the Seaman’s Wage Act. These laws typically operate to make liability limits established by state workers’ compensation laws inapplicable to these employees and to permit these employees and their representatives to pursue actions against employers for job-related injuries in federal court. Because we are not generally protected by the limits imposed by state workers’ compensation statutes for these employees, we may have greater exposure for any claims made by these employees than is customary for non-maritime workers in the individual states. Recent proposed changes of existing laws and regulations could result in additional monetary remedies and could ultimately lead to increases in insurance premiums or even make certain kinds of insurance unavailable.

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

Our operations, facilities, properties and vessels are subject to extensive and evolving laws and regulations. These laws pertain to air emissions; water discharges; the handling and disposal of solid and hazardous materials and oil and oil-related products, hazardous substances and wastes; the investigation and remediation of contamination; and health, safety and the protection of the environment and natural resources. Failure to comply with these laws and regulations may trigger a variety of administrative, civil and criminal enforcement measures, including the assessment of civil and criminal penalties, the imposition of remedial obligations, assessment of monetary penalties and the issuance of injunctions limiting or preventing some or all of our operations. As a result, we are involved from time to time in administrative and legal proceedings related to environmental, health and safety matters and have in the past and will continue to incur costs and other expenditures relating to such matters. In addition to environmental laws that regulate our ongoing operations, we are also subject to environmental remediation liability. Under federal and state laws we may be liable as a result of the release or threatened release of hazardous substances or wastes or other pollutants into the environment at or by our facilities, properties or vessels, or as a result of our current or past operations, including facilities to which we have shipped wastes. These laws, such as the federal Clean Water Act, the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”), the Resource Conservation and Recovery Act (“RCRA”) and OPA 90, typically impose liability and cleanup responsibility without regard to whether the owner or operator knew of or caused the release or threatened release. Even if more than one person may be liable for the release or threatened release, each person covered by the environmental laws may be held wholly responsible for all of the cleanup costs and damages. In addition, third parties may sue the owner or operator of a site or vessel for damage based on personal injury, property damage or other costs and cleanup costs, resulting from environmental contamination. Under OPA 90 owners, operators and bareboat charterers are jointly and severally strictly liable for the discharge of oil within the internal and territorial waters, and the 200-mile exclusive economic zone around the United States. Additionally, an oil spill could result in significant liability, including fines, penalties, criminal liability and costs for natural resource damages. Most states bordering on a navigable waterway have enacted legislation providing for potentially unlimited liability for the discharge of pollutants within their waters. As of June 30, 2010, we were involved in several matters relating to the investigation or remediation of locations where hazardous materials have or might have been released or where we or our vendors have arranged for the disposal of wastes. These matters include situations in which we have been named or are believed to be a potentially responsible party under applicable federal and state laws. As of June 30, 2010, we had no significant reserves for these environmental matters. Any cash expenditures required to comply with applicable environmental laws or to pay for any remediation efforts in excess of such reserves or insurance will therefore result in charges to earnings. We may incur future costs related to the sites associated with the environmental issues, and any significant additional costs could adversely affect our financial condition. The discovery of additional sites, the modification of existing laws or regulations or the promulgation of new laws or regulations, more vigorous enforcement by regulators, the imposition of joint and several liability under CERCLA or analogous state laws or OPA 90 and other unanticipated events could also result in a material adverse effect.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares (or Units)	Value) of Shares
			Purchased as Part	(or Units) that may
	Total Number of	Average Price	of Publicly	yet be Purchased
	Shares (or Units)	Paid per Share	Announced Plans	Under the Plans or
Period	Purchased	(or Unit)	or Programs	Programs

April-10	0	0.00	N/A	N/A
May-10	0	0.00	N/A	N/A
June-10	0	0.00	N/A	N/A

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS.

Exhibit no.	Description

31.1	Certification by Michael P. Ryan, Chief Executive Officer, required by Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	Certification by Thomas R. Pilholski, Senior Vice President and Chief Financial Officer, required by Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1	Certification by Michael P. Ryan, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.
32.2	Certification by Thomas R. Pilholski, Senior Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.

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

Date: August 6, 2010

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