Form 10-Q
period 2010-09-30
AMERICAN COMMERCIAL LINES INC.
filed 2010-11-05
CIK 1324479

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
Or
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

As of October 29, 2010, there were 12,843,584 shares of the registrant’s common stock, par value $.01 per share, issued and outstanding.

AMERICAN COMMERCIAL LINES INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AMERICAN COMMERCIAL LINES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Quarter Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Unaudited)
	(In thousands, except shares and per share amounts)

Revenues
Transportation and Services	$165,762	$143,690	$455,038	$448,768
Manufacturing	41,524	64,198	64,845	170,348

Revenues	207,286	207,888	519,883	619,116

Cost of Sales
Transportation and Services	133,529	118,359	391,826	393,744
Manufacturing	41,486	57,172	63,480	147,497

Cost of Sales	175,015	175,531	455,306	541,241

Gross Profit	32,271	32,357	64,577	77,875
Selling, General and Administrative Expenses	11,989	18,300	34,174	55,592

Operating Income	20,282	14,057	30,403	22,283

Other Expense (Income)
Interest Expense	9,815	10,470	29,434	30,803
Debt Retirement Costs	—	17,659	—	17,659
Other, Net	(181)	(364)	(342)	(851)

Other Expense	9,634	27,765	29,092	47,611

Income (Loss) from Continuing Operations before Taxes	10,648	(13,708)	1,311	(25,328)
Income Taxes (Benefit)	5,583	(4,940)	1,089	(9,149)

Income (Loss) from Continuing Operations	5,065	(8,768)	222	(16,179)
Discontinued Operations, Net of Tax	—	(3,404)	(2)	(5,219)

Net Income (Loss)	$5,065	$(12,172)	$220	$(21,398)

Basic Earnings (Loss) per Common Share:
Income (Loss) from continuing operations	$0.39	$(0.69)	$0.02	$(1.27)
Loss from discontinued operations, net of tax	—	(0.27)	—	(0.41)

Basic Earnings (Loss) per Common Share	$0.39	$(0.96)	$0.02	$(1.68)

Earnings (Loss) per Common Share — Assuming Dilution:
Income (Loss) from continuing operations	$0.39	$(0.69)	$0.02	$(1.27)
Loss from discontinued operations, net of tax	—	(0.27)	—	(0.41)

Earnings (Loss) per Common Share — Assuming Dilution:	$0.39	$(0.96)	$0.02	$(1.68)

Weighted Average Shares Outstanding
Basic	12,836,041	12,715,120	12,802,889	12,705,308

Diluted	13,155,083	12,715,120	13,011,214	12,705,308

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN COMMERCIAL LINES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2010	2009
	(Unaudited)
	(In thousands, except shares and per share amounts)

ASSETS
Current Assets
Cash and Cash Equivalents	$10,341	$1,198
Accounts Receivable, Net	78,445	93,295
Inventory	47,790	39,070
Deferred Tax Asset	3,360	3,791
Assets Held for Sale	1,703	3,531
Prepaid Expenses and Other Current Assets	32,893	23,879

Total Current Assets	174,532	164,764
Properties, Net	518,922	521,068
Investment in Equity Investees	4,641	4,522
Other Assets	29,272	33,536

Total Assets	$727,367	$723,890

LIABILITIES
Current Liabilities
Accounts Payable	$33,659	$34,163
Accrued Payroll and Fringe Benefits	19,722	18,283
Deferred Revenue	16,845	13,928
Accrued Claims and Insurance Premiums	12,175	16,947
Accrued Interest	5,929	13,098
Current Portion of Long Term Debt	—	114
Customer Deposits	250	1,309
Other Liabilities	24,529	31,825

Total Current Liabilities	113,109	129,667
Long Term Debt	344,788	345,419
Pension and Post Retirement Liabilities	32,490	31,514
Deferred Tax Liability	59,259	40,133
Other Long Term Liabilities	6,270	6,567

Total Liabilities	555,916	553,300

STOCKHOLDERS’ EQUITY
Common stock; authorized 50,000,000 shares at $.01 par value; 16,052,025 and 15,898,596 shares issued and outstanding as of September 30, 2010 and December 31, 2009, respectively	160	159
Treasury Stock 3,210,897 and 3,179,274 shares at September 30, 2010 and December 31, 2009, respectively	(314,049)	(313,328)
Other Capital	301,882	299,486
Retained Earnings	184,082	183,862
Accumulated Other Comprehensive (Loss) Income	(624)	411

Total Stockholders’ Equity	171,451	170,590

Total Liabilities and Stockholders’ Equity	$727,367	$723,890

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN COMMERCIAL LINES INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine Months Ended September 30,
	2010	2009
	(Unaudited)
	(In thousands)

OPERATING ACTIVITIES
Net Income (Loss)	$220	$(21,398)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Depreciation and Amortization	35,118	40,664
Debt Retirement Costs	—	17,659
Debt Issuance Cost Amortization	3,978	5,818
Deferred Taxes	19,936	(7,231)
Gain on Property Dispositions/Impairment of Assets Held for Sale	(7,357)	(17,431)
Share-Based Compensation	3,094	6,672
Other Operating Activities	5,735	4,206
Changes in Operating Assets and Liabilities:
Accounts Receivable	12,547	46,710
Inventory	(7,645)	24,148
Other Current Assets	(10,376)	18,631
Accounts Payable	2,400	(22,692)
Accrued Interest	(7,103)	5,673
Other Current Liabilities	(8,106)	(17,638)

Net Cash Provided by Operating Activities	42,441	83,791

INVESTING ACTIVITIES
Property Additions	(37,577)	(18,404)
Proceeds from Property Dispositions	7,337	27,625
Proceeds from Government Grant	2,302	—
Other Investing Activities	1,167	(2,491)

Net Cash (Used in) Provided by Investing Activities	(26,771)	6,730

FINANCING ACTIVITIES
Former Revolving Credit Facility Repayments	—	(418,550)
Current Revolving Credit Facility Borrowings	(1,518)	212,994
Restricted Cash	—	(23,000)
2017 Senior Note Borrowings	—	200,000
Discount on 2017 Senior Note Borrowings	—	(9,638)
Bank Overdrafts on Operating Accounts	(2,905)	(8,784)
Debt Issue Costs	(153)	(40,427)
Tax Expense of Share-Based Compensation	(1,208)	(2,093)
Exercise of Stock Options	510	—
Acquisition of Treasury Stock	(721)	(416)
Other Financing Activities	(532)	—

Net Cash Used in Financing Activities	(6,527)	(89,914)

Net Increase in Cash and Cash Equivalents	9,143	607
Cash and Cash Equivalents at Beginning of Period	1,198	1,217

Cash and Cash Equivalents at End of Period	$10,341	$1,824

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN COMMERCIAL LINES INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

						Accumulated
						Other
	Common Stock		Treasury	Other	Retained	Comprehensive
	Shares	Amount	Stock	Capital	Earnings	Income(Loss)	Total
	(Unaudited)
	(Shares and dollars in thousands)

Balance at December 31, 2009	12,719	$159	$(313,328)	$299,486	$183,862	$411	$170,590
Share-based Compensation	—	—	—	3,094	—	—	3,094
Tax Expense of Share-based Compensation	—	—	—	(1,208)	—	—	(1,208)
Exercise of Stock Options	59	—	—	510	—	—	510
Issuance of Restricted Stock Units and Performances Shares	95	1	—	(1)	—	—	—
Acquisition of Treasury Stock	(32)	—	(721)	—	—	—	(721)
Comprehensive Income:
Net Income	—	—	—	—	220	—	220
Net change in fuel swaps designated as cash flow hedging instrument, net of tax	—	—	—	—	—	(1,035)	(1,035)
Other	—	—	—	1	—	—	1

Total Comprehensive Income	—	$—	$—	$1	$220	$(1,035)	$(814)

Balance at September 30, 2010	12,841	$160	$(314,049)	$301,882	$184,082	$(624)	$171,451

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. As such, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The condensed consolidated balance sheet as of December 31, 2009 has been derived from the audited consolidated balance sheet at that date. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Some of the significant estimates underlying these financial statements include percentages of completion on certain vessels produced by the manufacturing segment, reserves for doubtful accounts, obsolete and slow moving inventories, probable loss estimates regarding long-term construction contracts, amounts of pension and post-retirement liabilities, incurred but not reported medical claims, insurance claims and related receivable amounts, deferred tax liabilities, assets held for sale, environmental liabilities, valuation allowances related to deferred tax assets, expected forfeitures of share-based compensation, estimates of future cash flows used in impairment evaluations, liabilities for unbilled marine repair, harbor and towing services, estimated sub-lease recoveries and depreciable lives of long-lived assets.

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

As authorized by the Company’s shareholders at the annual meeting in May 2009, the Board of Directors declared a one-for-four reverse stock split effective May 26, 2009, for stockholders of record at the close of business on May 25, 2009. As a result of the reverse stock split, each four shares of common stock were combined into one share of common stock and the total number of shares of common stock outstanding at that date (excluding treasury shares) was reduced from approximately 50.9 million shares to approximately 12.7 million shares. Share and per share data for all periods presented herein have been adjusted to reflect the impact of the reverse stock split.

Under the terms of the Company’s share-based compensation plans, shares of ACL common stock are acquired from time to time as a result of cashless exercises of share-based awards at the option of the plan participant. Shares are acquired at market value. Shares acquired at market value are equal to the sum of the statutory withholding taxes applicable at the time of exercise and, in the case of option grants, the exercise price of the applicable agreement.

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accumulated other comprehensive (loss) income as of September 30, 2010, and December 31, 2009, consists of the following.

	September 30,	December 31,
	2010	2009

Minimum pension liability, net of $2,847 tax benefit	$(4,748)	$(4,748)
Minimum post retirement liability, net of $1,745 tax provision	2,909	2,909
Gain on fuel hedge, net of tax provision of $980 and $1,791, respectively.	1,215	2,250

	$(624)	$411

Total comprehensive income changed by $1,035 in the nine months ended September 30, 2010, due to the change in the amount of the deferred gain (loss) on fuel hedges.

Note 3.	Earnings Per Share

Per share data is based upon the average number of shares of Common Stock outstanding during the relevant period. Basic earnings per share are calculated using only the weighted average number of issued and outstanding shares of Common Stock. In periods with reported net income from continuing operations, diluted earnings per share, as calculated under the treasury stock method, includes the average number of shares of additional Common Stock issuable for all dilutive stock options, restricted stock units and performance share units whether or not currently exercisable.

During the quarter ended September 30, 2010 average outstanding stock options were 533,564, average outstanding restricted stock units were 306,083 and average outstanding performance share units were 56,716. Due to the net loss in the quarter ended September 30, 2009, any potentially dilutive securities have been excluded from the 2009 computation as they would have an anti-dilutive impact. Due to strike prices in excess of market 125,000 and 143,000 non-qualified stock options are anti-dilutive in 2010 and 2009, respectively. Due to the net loss in the nine month period ended September 30, 2009, all potentially dilutive securities have been excluded from the 2009 computation as they would have an anti-dilutive impact.

Performance share units are generally issued to certain senior management personnel each year. These units contain specific long-term performance-based criteria which must be met prior to the vesting of the awards. For all grants issued through 2008, the underlying shares either fully vested or were fully forfeited based on whether the performance criteria were met. Prior to the grant of performance share units in 2009, the Compensation Committee of the Board of Directors revised the methodology for vesting of performance share units, allowing potential for partial vesting of future grants based on achievement levels. Under these changed criteria no vesting occurs if performance against the established three-year target is below an 80% performance level. Performance at 120% of the three-year target results in 100% vesting of the grant. At the end of each period the cumulative performance against the long-term, performance-based criteria of each outstanding grant is separately evaluated based on performance-to-date applicable to each award to determine if the grant should be included in the computation of diluted earnings per share-based on probability of vesting. Performance shares issued in 2008 were not considered probable of vesting in the periods presented and, if considered probable, would have been otherwise excluded from all periods with the exception of the current year quarter due to net losses in the periods presented. In the quarter and nine months ended September 30, 2009, none of the performance shares granted in 2009 were deemed probable of vesting. In the latest quarter, due to changes in performance against the three-year targets, it is now considered probable that 50% of the 2009 performance units will vest. Based on performance against the three year targets, we currently expect the 2010 perfomance units to fully vest.

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted average number of shares used in computing basic and diluted loss per common share from the net loss is presented on the face of the condensed consolidated statement of operations.

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Weighted average common shares outstanding (used to calculate basic earnings per share)	12,836,041	12,715,120	12,802,889	12,705,308
Shares if all dilutive potential common shares outstanding during the period were exercised	319,042	—	208,325	—

Shares used to calculate diluted EPS	13,155,083	12,715,120	13,011,214	12,705,308

Note 4.	Debt

	September 30,	December 31,
	2010	2009

Revolving Credit Facility	$153,000	$154,518
2017 Senior Notes	200,000	200,000
Less Original Issue Discount	(8,212)	(9,099)
Elliott Bay Note	—	114

Total Debt	344,788	345,533
Less Current Portion of Long Term Debt	—	114

Long Term Debt	$344,788	$345,419

On February 20, 2009, the Company signed an amendment (“Amendment No. 6”) to the then-existing credit facility extending the maturity to March 31, 2011. The extended facility initially provided a total of $475,000 in credit availability. The facility was set to reduce credit availability to $450,000 on December 31, 2009, and to $400,000 on December 31, 2010. Available liquidity under the Amendment No. 6 at September 30, 2009, was approximately $66,000. Fees for Amendment No. 6 totaled approximately $21,200. Amendment No. 6 contained more stringent covenants as to fixed charge coverage and consolidated leverage ratio and placed limitations on annual capital expenditures. The facility initially bore interest at a LIBOR floor of 3% plus a 550 basis point spread. Per the agreement the spread rate was set to increase by 50 basis points every nine months during the term of the agreement.

On July 7, 2009, CBL, a direct wholly-owned subsidiary of ACL, issued $200,000 aggregate principal amount of senior secured second lien 12.5% notes due July 15, 2017 (the “Notes”). The issue price was 95.181% of the principal amount of the Notes ($9,638 discount at issuance date), resulting in an effective interest rate of approximately 13.1%. The Notes are guaranteed by ACL and by certain of CBL’s existing and future domestic subsidiaries. Simultaneously with CBL’s issuance of the Notes, ACL closed a new four year $390,000 senior secured first lien asset-based revolving credit facility (the “Credit Facility”) also guaranteed by CBL, ACL and certain other direct wholly-owned subsidiaries of CBL. Proceeds from the Notes, together with borrowings under the Credit Facility, were used to repay ACL’s existing credit facility, to pay certain related transaction costs and expenses and for general corporate purposes. Remaining unamortized fees related to Amendment No. 6 were written off when that debt was repaid out of the proceeds of the Notes and the Credit Facility.

The current Notes and Credit Facility have no maintenance covenants unless borrowing availability is generally less than $68,250. This is approximately $167,000 less than the availability at September 30, 2010. Should the springing covenants be triggered, the computation of the leverage calculation includes only first lien

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

senior debt, excluding debt under the Notes. The Notes and Credit Facility also provide flexibility to execute sale leasebacks, sell assets and issue additional debt to raise additional funds. In addition the Notes and Credit Facility place no restrictions on capital spending, but do prohibit the payment of dividends.

The Notes were offered in accordance with Rule 144A under the Securities Act of 1933, as amended, to purchasers in the United States and in accordance with Regulation S under the Securities Act to purchasers outside of the United States. The Notes were subsequently registered under the Securities Act and the exchange offer was completed on January 22, 2010. At September 30, 2010 the fair value of the Notes based on quoted market prices was approximately $220,200. The fair value of the Credit Facility approximates its book value due to its variable interest rate.

During all periods presented the Company has been in compliance with the respective covenants contained in its credit agreements.

The Elliott Bay note was a 5.5% per annum interest bearing note given as partial consideration for the purchase of Elliott Bay. A payment of $450 was made on this note during the quarter ended March 31, 2009 and the remaining $114 was paid in full on July 6, 2010.

Note 5.	Inventory

Inventory is carried at the lower of cost (based on a weighted average method) or market and consists of the following.

	September 30,	December 31,
	2010	2009

Raw Materials	$18,291	$5,142
Work in Process	5,247	12,230
Parts and Supplies	24,252	21,698

	$47,790	$39,070

Note 6.	Income Taxes

ACL’s operating entities include three single member limited liability companies that are owned by a corporate parent, and are subject to U.S. federal and state income taxes on a combined basis.

The effective tax rates in the respective third quarters of 2010 and 2009 were 52.4% and 36.0%, respectively. The 2010 tax rate was primarily driven by an adjustment for a discrete tax item related to the reduction of the state tax benefit for the 2009 net operating loss that increased the tax provision by $0.5 million in the quarter and by the significance of consistent levels of permanent book and tax differences on expected full year income in the respective quarters. The effective tax rates in the respective nine months ended September 30, 2010 and 2009 of 83.1% and 36.1% were driven by the same factors as cited for the quarters. Due to the lower income from continuing operations in the nine month period the impact to the rate is exacerbated.

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7.	Employee Benefit Plans

A summary of the Company’s pension and post-retirement plan components follows.

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Pension Components:
Service cost	$1,122	$1,342	$3,366	$4,026
Interest cost	2,606	2,486	7,818	7,458
Expected return on plan assets	(3,130)	(3,095)	(9,390)	(9,285)
Amortization of unrecognized losses	14	14	42	42

Net periodic benefit cost	$612	$747	$1,836	$2,241

Post-retirement Components:
Service cost	$3	$5	$9	$15
Interest cost	69	104	207	312
Amortization of net gain	(331)	(184)	(993)	(552)
Adjustment for prior benefit payment overstatement	—	27	—	81

Net periodic benefit cost	$(259)	$(48)	$(777)	$(144)

Note 8.	Business Segments

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

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Reportable Segments		All Other	Intersegment
	Transportation	Manufacturing	Segments(1)	Eliminations	Total

Quarter ended September 30, 2010
Total revenue	$163,868	$41,617	$2,076	$(275)	$207,286
Intersegment revenues	182	93	—	(275)	—

Revenue from external customers	163,686	41,524	2,076	—	207,286
Operating expense
Materials, supplies and other	57,229	—	—	—	57,229
Rent	5,182	—	—	—	5,182
Labor and fringe benefits	31,430	—	—	—	31,430
Fuel	29,726	—	—	—	29,726
Depreciation and amortization	10,294	—	—	—	10,294
Taxes, other than income taxes	2,612	—	—	—	2,612
Gain on disposition of equipment	(3,764)	—	—	—	(3,764)
Cost of goods sold	—	41,486	820	—	42,306

Total cost of sales	132,709	41,486	820	—	175,015
Selling, general & administrative	10,232	635	1,122	—	11,989

Total operating expenses	142,941	42,121	1,942	—	187,004

Operating income (loss)	$20,745	$(597)	$134	$—	$20,282

	Reportable Segments		All Other	Intersegment
	Transportation	Manufacturing	Segments(1)	Eliminations	Total

Quarter ended September 30, 2009
Total revenue	$142,231	$68,304	$1,575	$(4,222)	$207,888
Intersegment revenues	106	4,106	10	(4,222)	—

Revenue from external customers	142,125	64,198	1,565	—	207,888
Operating expense
Materials, supplies and other	58,939	—	—	—	58,939
Rent	5,379	—	—	—	5,379
Labor and fringe benefits	28,249	—	—	—	28,249
Fuel	28,134	—	—	—	28,134
Depreciation and amortization	12,068	—	—	—	12,068
Taxes, other than income taxes	3,329	—	—	—	3,329
Gain on disposition of equipment	(18,333)	—	—	—	(18,333)
Cost of goods sold	—	57,172	594	—	57,766

Total cost of sales	117,765	57,172	594	—	175,531
Selling, general & administrative	14,444	2,853	1,003	—	18,300

Total operating expenses	132,209	60,025	1,597	—	193,831

Operating income (loss)	$9,916	$4,173	$(32)	$—	$14,057

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Reportable Segments		All Other	Intersegment
	Transportation	Manufacturing	Segments(1)	Eliminations	Total

Nine Months ended September 30, 2010
Total revenue	$449,510	$86,117	$6,032	$(21,776)	$519,883
Intersegment revenues	504	21,272	—	(21,776)	—

Revenue from external customers	449,006	64,845	6,032	—	519,883
Operating expense
Materials, supplies and other	159,652	—	—	—	159,652
Rent	15,571	—	—	—	15,571
Labor and fringe benefits	91,507	—	—	—	91,507
Fuel	88,735	—	—	—	88,735
Depreciation and amortization	32,368	—	—	—	32,368
Taxes, other than income taxes	8,946	—	—	—	8,946
Gain on disposition of equipment	(7,357)	—	—	—	(7,357)
Cost of goods sold	—	63,480	2,404	—	65,884

Total cost of sales	389,422	63,480	2,404	—	455,306
Selling, general & administrative	28,873	1,924	3,377	—	34,174

Total operating expenses	418,295	65,404	5,781	—	489,480

Operating income (loss)	$30,711	$(559)	$251	$—	$30,403

	Reportable Segments		All Other	Intersegment
	Transportation	Manufacturing	Segments(1)	Eliminations	Total

Nine Months ended September 30, 2009
Total revenue	$443,690	$184,159	$5,462	$(14,195)	$619,116
Intersegment revenues	297	13,811	87	(14,195)	—

Revenue from external customers	443,393	170,348	5,375	—	619,116
Operating expense
Materials, supplies and other	170,440	—	—	—	170,440
Rent	16,334	—	—	—	16,334
Labor and fringe benefits	86,492	—	—	—	86,492
Fuel	92,052	—	—	—	92,052
Depreciation and amortization	36,622	—	—	—	36,622
Taxes, other than income taxes	10,508	—	—	—	10,508
Gain on disposition of equipment	(20,630)	—	—	—	(20,630)
Cost of goods sold	—	147,497	1,926	—	149,423

Total cost of sales	391,818	147,497	1,926	—	541,241
Selling, general & administrative	48,233	4,008	3,351	—	55,592

Total operating expenses	440,051	151,505	5,277	—	596,833

Operating income	$3,342	$18,843	$98	$—	$22,283

1)	Financial data for a segment below the reporting threshold is attributable to a segment that provides architectural design services that was acquired in 2007.

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9.	Financial Instruments and Risk Management

ACL has price risk for fuel not covered by contract escalation clauses and in time periods from the date of price changes until the next monthly or quarterly contract reset. From time to time ACL has utilized derivative instruments to manage volatility in addition to contracted rate adjustment clauses. Beginning in December 2007 the Company began entering into fuel price swaps with commercial banks. In the quarter and nine months ended September 30, 2010 settlements occurred on contracts for 4,547,498 and 13,729,992 gallons, respectively. For the same periods net gains of $205 and $2,001, respectively, were recorded as a decrease to fuel expense, a component of cost of sales, as the fuel was used. The fair value of unsettled fuel price swaps is listed in the following table. These derivative instruments have been designated and accounted for as cash flow hedges, and to the extent of their effectiveness, changes in fair value of the hedged instrument will be accounted for through other comprehensive income until the hedged fuel is used at which time the gain or loss on the hedge instruments will be recorded as fuel expense (cost of sales). Hedge ineffectiveness is recorded in income as incurred.

		Fair Value of
		Measurements at
		Reporting Date Using
		Markets for Identical
Description	9/30/2010	Assets (Level 1)

Fuel Price Swaps	$2,615	$2,615

At September 30, 2010, the increase in the fair value of the financial instruments is recorded as a net receivable of $2,615 in the consolidated balance sheet and as a net of tax deferred gain in other comprehensive income in the consolidated balance sheet less hedge ineffectiveness. Hedge ineffectiveness resulted in a decrease to fuel expense of $200 in the third quarter 2010 and an increase to fuel expense of $318 for the nine months ended September 30, 2010. The fair value of the fuel price swaps is based on quoted market prices. The fuel price swap contracts extend through December 2011. Substantially all of the deferred gain is expected to be reclassified into earnings in the next twelve months. The Company may increase the quantity hedged or add additional months based upon active monitoring of fuel pricing outlooks by the management team.

	Gallons	Dollars

Fuel Price Swaps at December 31, 2009	17,928	$4,779
1st Quarter 2009 Fuel Hedge Expense	(5,302)	(981)
1st Quarter 2009 Changes	3,001	546
2nd Quarter 2010 Fuel Hedge Expense	(3,881)	(814)
2nd Quarter 2010 Changes	3,087	(2,397)
3rd Quarter 2010 Fuel Hedge Expense	(4,547)	(205)
3rd Quarter 2010 Changes	3,550	1,687

Fuel Price Swaps at September 30, 2010	13,836	$2,615

Note 10.	Contingencies

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

As of September 30, 2010, the Company was involved in several matters relating to the investigation or remediation of locations where hazardous materials have or might have been released or where the Company or our vendors have arranged for the disposal of wastes. These matters include situations in which the Company has been named or is believed to be a potentially responsible party under applicable federal and state laws. The Company has approximately $49 accrued for potential costs related to these matters.

At September 30, 2010, approximately 665 employees of the Company’s manufacturing segment were represented by a labor union under a contract that expired in April 2010. The Company was initially not able to reach agreement on renewal terms and the employees began a labor strike on April 2, 2010. On May 2, 2010, the Company and the union reached agreement on a new three year agreement which will expire on April 1, 2013. The first quarter was not impacted by the labor strike at Jeffboat. Costs related to the strike were not material to the Company’s 2010 second quarter or first nine months results.

At September 30, 2010, approximately 20 positions at ACL Transportation Services LLC’s terminal operations in St. Louis, Missouri, are represented by the International Union of United Mine Workers of America, District 12-Local 2452 (“UMW”), under a collective bargaining agreement that expires December 31, 2010, having been signed on July 16, 2008.

On October 22, 2010 a putative class action lawsuit was commenced against us, our directors, Platinum Equity, Parent and Merger Sub in the Court of Chancery of the State of Deleware. The lawsuit is captioned Leonard Becker v. American Commercial Lines, Inc. et. al. In the lawsuit, plaintiff alleges generally that our directors breached their fiduciary duties in connection with the transaction by, among other things, carrying out a process that inhibits maximization of shareholder value and the disclosure of material information, and that Platinum Equity aided and abetted the alleged breaches of duties. Plaintiff purports to bring the lawsuit on behalf of the public stockholders of the Company and seeks equitable relief to enjoin consummation of the merger, rescission of the merger and/or rescissory damages, and fees and costs, among other relief.

Note 11.	Exit Activities

During 2009 ACL announced several cost reduction initiatives. Through reduction in force actions and non-replacement of terminating employees, the Company’s land-based salaried headcount was reduced by more than 23% during 2009. Charges of $3,194 were recorded as a component of selling, general and administrative expense in 2009 related to these actions. Affected employees received their separation pay in equal semi-monthly installments. The number of weeks paid to each employee was determined based on tenure with the Company. At both September 30, 2010 and December 31, 2009, the remaining liability for separation pay was insignificant.

In March 2009 the Company consolidated the majority of the activities that had been performed at the ACL sales office in Houston, Texas to the Jeffersonville, Indiana headquarters office. An initial estimate of $2,130 to terminate the lease, sell the fixed assets, etc. was recorded at that time. Periodically the office closure estimate was adjusted as the commercial real estate market deteriorated which is shown in the following table. On June 29, 2010 ACL signed a termination agreement on the Houston office lease. The remaining liability of $137 will be paid off in the fourth quarter 2010. Increases to the liability were charged to selling, general and administrative expenses in the

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

condensed consolidated statements of operations for the transportation segment. This liability is recorded in other current liabilities in the accompanying condensed consolidated balance sheet.

	Date	Amount

Houston rent accrual at March 31, 2009		$976
Initial office closure estimate	1Q 2009	2,130
Additional office closure accrual	2Q 2009	175
Additional office closure accrual	3Q 2009	350
Additional office closure accrual	4Q 2009	1,000
Rent payments (April — December 2009)		(522)

Balance at December 31, 2009		4,109
Additional office closure accrual	2Q 2010	133
Write-off Houston fixed assets and moving expenses	2Q 2010	(2,044)
Lease termination costs	3Q 2010	(1,624)
Asset sales	3Q 2010	55
Rent payments (January — September 2010)		(492)

Balance at September 30, 2010		$137

Note 12.	Share-Based Compensation

No share-based awards were made in the third quarter 2010. During the quarter ended March 31, 2010 the following share-based awards were issued to directors and employees under the American Commercial Lines Inc. 2008 Omnibus Stock Incentive Plan (“Stock Incentive Plan”): stock options for 110,451 shares with an average strike price of $22.01, 121,476 restricted stock units and 28,413 performance shares. The terms of all of the awards were essentially the same as prior grants under the Stock Incentive Plan and the American Commercial Lines Equity Award Plan for Employees, Officers and Directors. The fair value of the restricted stock units and performance shares was $22.01, the closing price on the date of grant. Stock option grant date fair values are determined at the dates of grant using a Black-Scholes option pricing model, a closed-form fair value model, based on market prices at the date of grant. The dividend yield, weighted average risk-free interest rate, expected term and volatility were respectively 0.0%, 2.7%, 6 years and 175.7% for the majority of the issued options. Certain options issued to the Board of Directors have a slightly shorter expected term. Options granted had a computed average fair value of $14.15 per option. Also during the quarter, no previously granted performance shares or restricted stock units vested and 8,000 stock options were exercised. For the nine months ended September 30, 2010, 312 previously granted performance shares and 94,617 restricted stock units vested and 58,500 stock options were exercised. Stock compensation expense equal to the fair value at grant date less a forfeiture estimate is recorded on a straight-line basis over the vesting period. Adjustments to estimated forfeiture rates are made when actual results are known, generally when awards are fully earned. Adjustments to estimated forfeitures for awards not fully vested occur when significant changes in turnover rates become evident. Prior to 2009 share-based awards were made to essentially all employees. Since 2009 the Company has restructured its compensation plans and share-based awards have been granted to a significantly smaller group of salaried employees. This change, adjustments to actual forfeiture rates for fully earned awards and changes to prospective forfeiture rates for unvested awards reduced the amount of share-based compensation in the third quarter and first nine months of 2010.

Note 13.	Acquisitions and Dispositions

On November 30, 2009, ACL sold its investment in Summit Contracting, LLC (“Summit”). The operating results of Summit have been reclassified to Discontinued Operations in the accompanying consolidated condensed statements of operations.

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ACL continues to compare current and anticipated boat power needs to its existing fleet. From time to time boats are reclassified into assets held for sale. During the second quarter 2010 three boats were placed in held for sale status and have been recorded as a current asset on the accompanying condensed consolidated balance sheet. At September 30, 2010 these are the only assets held for sale.

Note 14.	Subsequent Event

Following the quarter, on October 18, 2010, ACL entered into an Agreement and Plan of Merger (the “Merger Agreement”) to be acquired by an affiliate of Platinum Equity, LLC. (“Platinum”). Under the terms of the agreement, ACL stockholders, other than GVI Holdings, Inc. and certain of its affiliates (“GVI Stockholders”), will receive $33.00 in cash, without interest, for each share of ACL Common Stock they hold, less any applicable withholding taxes. GVI Stockholders will be entitled to receive $31.25 less any applicable withholding taxes in cash for each share of ACL Common Stock they hold if the transaction closes before December 31, 2010 and $33.00 per share less any applicable withholding taxes in cash thereafter. GVI Stockholders entered into a Voting Agreement to support the transaction. The transaction is subject to customary closing conditions, including the expiration or earlier termination of the Hart-Scott Rodino waiting period and the approval of ACL’s stockholders, but is not subject to any condition with regard to the financing of the transaction. Under the terms of the Merger Agreement, ACL may solicit alternative acquisition proposals from third parties for a period of 40 calendar days continuing through November 27, 2010. There can be no assurance that the acquisition by an affiliate of Platinum will be consummated.

Note 15.	Debtor Guarantor Financial Statements

The following supplemental financial information sets forth on a combined basis, balance sheets at September 30, 2010 and December 31, 2009 and statements of operations and cash flows for the guarantors and non-guarantor subsidiaries of the Company’s revolving credit facility and Senior Notes due 2017 for the three month and nine month periods ended September 30, 2010 and September 30, 2009.

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Combining Statement of Operations for the Quarter Ended September 30, 2010

	Parent		Subsidiary	Non-		Combined
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Totals
			(Unaudited)
	(In thousands)

Revenues
Transportation and Services	$—	$—	$163,686	$2,076	$—	$165,762
Manufacturing	—	—	41,524	—	—	41,524

Revenues	—	—	205,210	2,076	—	207,286

Cost of Sales
Transportation and Services	—	—	132,709	820	—	133,529
Manufacturing	—	—	41,486	—	—	41,486

Cost of Sales	—	—	174,195	820	—	175,015

Gross Profit	—	—	31,015	1,256	—	32,271
Selling, General and Administrative Expenses	—	114	10,753	1,122	—	11,989

Operating (Loss) Income	—	(114)	20,262	134	—	20,282

Other Expense (Income)
Interest Expense	—	6,729	3,086	—	—	9,815
Other, Net	(5,065)	(17,491)	(185)	—	22,560	(181)

Other Expense	(5,065)	(10,762)	2,901	—	22,560	9,634

Income from Continuing Operations Before Income Taxes	5,065	10,648	17,361	134	(22,560)	10,648
Income Taxes	—	5,583	—	—	—	5,583

Income from Continuing Operations	5,065	5,065	17,361	134	(22,560)	5,065
Discontinued Operations, Net of Tax	—	—	—	—	—	—

Net Income	$5,065	$5,065	$17,361	$134	$(22,560)	$5,065

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Combining Statement of Operations for the Quarter Ended September 30, 2009

	Parent		Subsidiary	Non-		Combined
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Totals
			(Unaudited)
	(In thousands)

Revenues
Transportation and Services	$—	$—	$142,125	$1,575	$(10)	$143,690
Manufacturing	—	—	64,198	—	—	64,198

Revenues	—	—	206,323	1,575	(10)	207,888

Cost of Sales
Transportation and Services	—	—	117,765	604	(10)	118,359
Manufacturing	—	—	57,172	—	—	57,172

Cost of Sales	—	—	174,937	604	(10)	175,531

Gross Profit	—	—	31,386	971	—	32,357
Selling, General and Administrative Expenses	—	109	17,188	1,003	—	18,300

Operating (Loss) Income	—	(109)	14,198	(32)	—	14,057

Other Expense (Income)
Interest Expense	—	6,155	4,315	—	—	10,470
Debt Retirement Expenses	—	—	17,659	—	—	17,659
Other, Net	12,172	12,898	(357)	—	(25,077)	(364)

Other Expense	12,172	19,053	21,617	—	(25,077)	27,765

Loss from Continuing Operations Before Income Taxes	(12,172)	(19,162)	(7,419)	(32)	25,077	(13,708)
Income Tax Benefit	—	(4,939)	(1)	—	—	(4,940)

Loss from Continuing Operations	(12,172)	(14,223)	(7,418)	(32)	25,077	(8,768)
Discontinued Operations, Net of Tax	—	2,051	—	(5,455)	—	(3,404)

Net Loss	$(12,172)	$(12,172)	$(7,418)	$(5,487)	$25,077	$(12,172)

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Combining Statement of Operations for the Nine Months Ended September 30, 2010

	Parent		Subsidiary	Non-		Combined
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Totals
			(Unaudited)
	(In thousands)

Revenues
Transportation and Services	$—	$—	$449,006	$6,032	$—	$455,038
Manufacturing	—	—	64,845	—	—	64,845

Revenues	—	—	513,851	6,032	—	519,883

Cost of Sales
Transportation and Services	—	—	389,422	2,404	—	391,826
Manufacturing	—	—	63,480	—	—	63,480

Cost of Sales	—	—	452,902	2,404	—	455,306

Gross Profit	—	—	60,949	3,628	—	64,577
Selling, General and Administrative Expenses	—	325	30,472	3,377	—	34,174

Operating (Loss) Income	—	(325)	30,477	251	—	30,403

Other Expense (Income)
Interest Expense	—	20,185	9,249	—	—	29,434
Other, Net	(220)	(21,819)	(342)	—	22,039	(342)

Other Expense	(220)	(1,634)	8,907	—	22,039	29,092

Income from Continuing Operations Before Income Taxes	220	1,309	21,570	251	(22,039)	1,311
Income Taxes	—	1,089	—	—	—	1,089

Income from Continuing Operations	220	220	21,570	251	(22,039)	222
Discontinued Operations, Net of Tax	—	—	—	(2)	—	(2)

Net Income	$220	$220	$21,570	$249	$(22,039)	$220

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Combining Statement of Operations for the Nine Months Ended September 30, 2009

	Parent		Subsidiary	Non-		Combined
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Totals
			(Unaudited)
	(In thousands)

Revenues
Transportation and Services	$—	$—	$443,393	$5,462	$(87)	$448,768
Manufacturing	—	—	170,348	—	—	170,348

Revenues	—	—	613,741	5,462	(87)	619,116

Cost of Sales
Transportation and Services	—	—	391,818	2,013	(87)	393,744
Manufacturing	—	—	147,497	—	—	147,497

Cost of Sales	—	—	539,315	2,013	(87)	541,241

Gross Profit	—	—	74,426	3,449	—	77,875
Selling, General and Administrative Expenses	—	271	51,970	3,351	—	55,592

Operating (Loss) Income	—	(271)	22,456	98	—	22,283

Other Expense (Income)
Interest Expense	—	6,155	24,648	—	—	30,803
Debt Retirement Expenses	—	—	17,659	—	—	17,659
Other, Net	21,398	27,194	(671)	(1)	(48,771)	(851)

Other Expense	21,398	33,349	41,636	(1)	(48,771)	47,611

(Loss) Income from Continuing Operations Before Income Taxes	(21,398)	(33,620)	(19,180)	99	48,771	(25,328)
Income Taxes (Benefit)	—	(9,169)	(1)	21	—	(9,149)

(Loss) Income from Continuing Operations	(21,398)	(24,451)	(19,179)	78	48,771	(16,179)
Discontinued Operations, Net of Tax	—	3,053	—	(8,272)	—	(5,219)

Net Loss	$(21,398)	$(21,398)	$(19,179)	$(8,194)	$48,771	$(21,398)

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Combining Balance Sheet at September 30, 2010

	Parent		Subsidiary	Non-		Combined
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Totals
			(Unaudited)
	(In thousands)

ASSETS
Current Assets
Cash and Cash Equivalents	$—	$—	$9,505	$836	$—	$10,341
Accounts Receivable, Net	(34,467)	97,531	6,632	8,749	—	78,445
Inventory	—	—	47,790	—	—	47,790
Deferred Tax Asset	—	3,360	—	—	—	3,360
Assets Held for Sale	—	—	1,703	—	—	1,703
Prepaid Expenses and Other Current Assets	—	13,963	18,691	239	—	32,893

Total Current Assets	(34,467)	114,854	84,321	9,824	—	174,532
Properties, Net	—	—	518,728	194	—	518,922
Investment in Subsidiaries	205,918	342,891	1,692	—	(550,501)	—
Investment in Equity Investees	—	—	4,641	—	—	4,641
Other Assets	—	4,993	20,278	4,001	—	29,272

Total Assets	$171,451	$462,738	$629,660	$14,019	$(550,501)	$727,367

LIABILITIES
Current Liabilities
Accounts Payable	$—	$—	$33,579	$80	$—	$33,659
Accrued Payroll and Fringe Benefits	—	—	19,033	689	—	19,722
Deferred Revenue	—	—	16,820	25	—	16,845
Accrued Claims and Insurance Premiums	—	—	12,175	—	—	12,175
Accrued Interest	—	5,208	721	—	—	5,929
Current Portion of Long Term Debt	—	—	—	—	—	—
Customer Deposits	—	—	250	—	—	250
Other Liabilities	—	566	23,829	134	—	24,529

Total Current Liabilities	—	5,774	106,407	928	—	113,109
Long Term Debt	—	191,787	153,001	—	—	344,788
Pension and Post Retirement Liabilities	—	—	32,490	—	—	32,490
Deferred Tax Liability	—	59,259	—	—	—	59,259
Other Long Term Liabilities	—	—	6,258	12	—	6,270

Total Liabilities	—	256,820	298,156	940	—	555,916

STOCKHOLDERS’ EQUITY
Common stock	160	—	—	—	—	160
Treasury Stock	(314,049)	—	—	—	—	(314,049)
Other Capital	301,882	22,460	1,608	25,747	(49,815)	301,882
Retained Earnings	184,082	184,082	330,642	(12,668)	(502,056)	184,082
Accumulated Other Comprehensive Loss	(624)	(624)	(746)	—	1,370	(624)

Total Stockholders’ Equity	171,451	205,918	331,504	13,079	(550,501)	171,451

Total Liabilities and Stockholders’ Equity	$171,451	$462,738	$629,660	$14,019	$(550,501)	$727,367

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Combining Balance Sheet at December 31, 2009

	Parent		Subsidiary	Non-		Combined
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Totals
	(In thousands)

ASSETS
Current Assets
Cash and Cash Equivalents	$—	$—	$940	$258	$—	$1,198
Accounts Receivable, Net	(37,351)	118,850	1,932	9,864	—	93,295
Inventory	—	—	39,070	—	—	39,070
Deferred Tax Asset	—	3,791	—	—	—	3,791
Assets Held for Sale	—	—	3,531	—	—	3,531
Prepaid Expenses and Other Current Assets	—	(1)	23,673	207	—	23,879

Total Current Assets	(37,351)	122,640	69,146	10,329	—	164,764
Properties, Net	—	—	520,825	243	—	521,068
Investment in Subsidiaries	207,941	322,917	1,694	—	(532,552)	—
Investment in Equity Investees	—	—	4,522	—	—	4,522
Other Assets	—	5,399	23,971	4,166	—	33,536

Total Assets	$170,590	$450,956	$620,158	$14,738	$(532,552)	$723,890

LIABILITIES
Current Liabilities
Accounts Payable	$—	$16	$33,424	$723	$—	$34,163
Accrued Payroll and Fringe Benefits	—	—	17,331	952	—	18,283
Deferred Revenue	—	—	13,928	—	—	13,928
Accrued Claims and Insurance Premiums	—	—	16,947	—	—	16,947
Accrued Interest	—	12,014	1,084	—	—	13,098
Current Portion of Long Term Debt	—	—	—	114	—	114
Customer Deposits	—	—	1,309	—	—	1,309
Other Liabilities	—	(49)	31,768	106	—	31,825

Total Current Liabilities	—	11,981	115,791	1,895	—	129,667
Long Term Debt	—	190,901	154,518	—	—	345,419
Pension and Post Retirement Liabilities	—	—	31,514	—	—	31,514
Deferred Tax Liability	—	40,133	—	—	—	40,133
Other Long Term Liabilities	—	—	6,554	13	—	6,567

Total Liabilities	—	243,015	308,377	1,908	—	553,300

STOCKHOLDERS’ EQUITY
Common stock	159	—	—	—	—	159
Treasury Stock	(313,328)	—	—	—	—	(313,328)
Other Capital	299,486	23,668	1,607	25,747	(51,022)	299,486
Retained Earnings	183,862	183,862	309,074	(12,917)	(480,019)	183,862
Accumulated Other Comprehensive Income	411	411	1,100	—	(1,511)	411

Total Stockholders’ Equity	170,590	207,941	311,781	12,830	(532,552)	170,590

Total Liabilities and Stockholders’ Equity	$170,590	$450,956	$620,158	$14,738	$(532,552)	$723,890

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Combining Statement of Cash Flows for the Nine Months Ended September 30, 2010

	Parent		Subsidiary	Non-		Combined
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Totals
			(Unaudited)
	(In thousands)

OPERATING ACTIVITIES:
Net Income	$220	$220	$21,570	$249	$(22,039)	$220
Adjustments to Reconcile Net Loss to Net Cash Provided by Operating Activities:
Depreciation and Amortization	—	—	34,866	252	—	35,118
Debt Issuance Cost Amortization	—	1,435	2,543	—	—	3,978
Deferred Taxes	—	19,936	—	—	—	19,936
Gain on Property Dispositions	—	—	(7,357)	—	—	(7,357)
Share-Based Compensation	—	—	3,023	71	—	3,094
Net Income of Subsidiaries	(220)	(21,819)	—	—	22,039	—
Other Operating Activities	—	—	5,731	4	—	5,735
Changes in Operating Assets and Liabilities:
Accounts Receivable	211	21,318	(9,937)	955	—	12,547
Inventory	—	—	(7,645)	—	—	(7,645)
Other Current Assets	—	(13,532)	3,188	(32)	—	(10,376)
Accounts Payable	—	(16)	3,059	(643)	—	2,400
Accrued Interest	—	(6,805)	(364)	66	—	(7,103)
Other Current Liabilities	—	615	(8,397)	(324)	—	(8,106)

Net Cash Provided by Operating Activities	211	1,352	40,280	598	—	42,441

INVESTING ACTIVITIES:
Property Additions	—	—	(37,557)	(20)	—	(37,577)
Proceeds from Property Dispositions	—	—	7,337	—	—	7,337
Proceeds from Government Grant	—	—	2,302	—	—	2,302
Other Investing Activities	—	—	1,167	—	—	1,167

Net Cash Used in Investing Activities	—	—	(26,751)	(20)	—	(26,771)

FINANCING ACTIVITIES:
Revolving Credit Facility Borrowings	—	—	(1,518)	—	—	(1,518)
Bank Overdrafts on Operating Accounts	—	—	(2,905)	—	—	(2,905)
Debt Issue Costs	—	(144)	(9)	—	—	(153)
Tax Expense of Share-Based Compensation	—	(1,208)	—	—	—	(1,208)
Exercise of Stock Options	510	—	—	—	—	510
Acquisition of Treasury Stock	(721)	—	—	—	—	(721)
Other Financing Activities	—	—	(532)	—	—	(532)

Net Cash Used in Financing Activities	(211)	(1,352)	(4,964)	—	—	(6,527)

Net Increase in Cash and Cash Equivalents	—	—	8,565	578	—	9,143
Cash and Cash Equivalents at Beginning of Period	—	—	940	258	—	1,198

Cash and Cash Equivalents at End of Period	$—	$—	$9,505	$836	$—	$10,341

AMERICAN COMMERCIAL LINES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Combining Statement of Cash Flows for the Nine Months Ended September 30, 2009

	Parent		Subsidiary	Non-		Combined
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Totals
			(Unaudited)
	(In thousands)

OPERATING ACTIVITIES:
Net Loss	$(21,398)	$(21,398)	$(19,179)	$(8,194)	$48,771	$(21,398)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operating Activities:
Depreciation and Amortization	—	—	39,264	1,400	—	40,664
Debt Retirement Costs	—	—	17,659	—	—	17,659
Debt Issuance Cost Amortization	—	390	5,428	—	—	5,818
Deferred Taxes	—	(7,231)	—	—	—	(7,231)
Gain on Property Dispositions/Impairment of Assets Held for Sale	—	—	(17,431)	—	—	(17,431)
Share-Based Compensation	—	—	6,420	252	—	6,672
Net Loss from Subsidiaries	21,398	27,196	177	—	(48,771)	—
Other Operating Activities	—	—	(782)	4,988	—	4,206
Changes in Operating Assets and Liabilities
Accounts Receivable, Net	416	(185,698)	223,536	8,456	—	46,710
Inventory	—	—	24,136	12	—	24,148
Other Current Assets	—	—	18,395	236	—	18,631
Accounts Payable	—	—	(18,327)	(4,365)	—	(22,692)
Accrued Interest	—	5,764	(70)	(21)	—	5,673
Other Current Liabilities	—	(2,465)	(12,221)	(2,952)	—	(17,638)

Net Cash Provided by (Used in) Operating Activities	416	(183,442)	267,005	(188)	—	83,791

INVESTING ACTIVITIES:
Property Additions	—	—	(18,300)	(104)	—	(18,404)
Proceeds from Property Dispositions	—	—	27,625	—	—	27,625
Other Investing Activities	—	—	(2,491)	—	—	(2,491)

Net Cash Provided by (Used in) Investing Activities	—	—	6,834	(104)	—	6,730

FINANCING ACTIVITIES:
Former Revolving Credit Facility Repayments	—	—	(418,550)	—	—	(418,550)
Current Revolving Credit Facility Borrowings	—	—	212,994	—	—	212,994
Restricted Cash	—	—	(23,000)	—	—	(23,000)
2017 Senior Note Borrowings	—	200,000	—	—	—	200,000
Discount on 2017 Senior Note Borrowings	—	(9,638)	—	—	—	(9,638)
Bank Overdrafts on Operating Accounts	—	—	(8,784)	—	—	(8,784)
Debt Amendment Fees	—	(4,827)	(35,600)	—	—	(40,427)
Tax Expense of Share-Based Compensation	—	(2,093)	—	—	—	(2,093)
Acquisition of Treasury Stock	(416)	—	—	—	—	(416)

Net Cash (Used in) Provided by Financing Activities	(416)	183,442	(272,940)	—	—	(89,914)

Net Increase (Decrease) in Cash and Cash Equivalents	—	—	899	(292)	—	607
Cash and Cash Equivalents at Beginning of Period	—	—	704	513	—	1,217

Cash and Cash Equivalents at End of Period	$—	$—	$1,603	$221	$—	$1,824

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“MD&A”)

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

INTRODUCTION

Management’s discussion and analysis of financial condition and results of operations is provided as a supplement to the accompanying condensed consolidated financial statements and footnotes to help provide an understanding of the financial condition, changes in financial condition and results of operations of American Commercial Lines Inc. (the “Company”). MD&A should be read in conjunction with, and is qualified in its entirety by reference to, the accompanying condensed consolidated financial statements and footnotes. MD&A is organized as follows.

Overview.  This section provides a general description of the Company and its business, as well as developments the Company believes are important in understanding the results of operations and financial condition or in understanding anticipated future trends.

Results of Operations.  This section provides an analysis of the Company’s results of operations for the three months and nine months ended September 30, 2010 compared to the results of operations for the three months and nine months ended September 30, 2009.

Liquidity and Capital Resources.  This section provides an overview of the Company’s sources of liquidity, a discussion of the Company’s debt that existed as of September 30, 2010, and an analysis of the Company’s cash flows for the nine months ended September 30, 2010, and September 30, 2009.

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

OVERVIEW

Our Business

We are one of the largest and most diversified marine transportation and services companies in the United States, providing barge transportation and related services under the provisions of the Jones Act, as well as manufacturing barges and other vessels, including ocean-going liquid tank barges. We are the third largest provider of dry cargo barge transportation and second largest provider of liquid tank barge transportation on the

United States Inland Waterways, which consists of the Mississippi River System, its connecting waterways and the Gulf Intracoastal Waterway (the “Inland Waterways”). We account for 12.3% of the total inland dry cargo barge fleet and 12.0% of the total inland liquid cargo barge fleet as of December 31, 2009, according to Informa Economics, Inc., a private forecasting service (“Informa”). We provide additional value-added services to our customers, including warehousing and third-party logistics through our BargeLink LLC joint venture. Our operations incorporate advanced fleet management practices and information technology systems that allow us to effectively manage our fleet. Our manufacturing subsidiary, Jeffboat LLC, was the second largest manufacturer of dry cargo and liquid tank barges in the United States in 2009 according to Criton Corporation, publisher of River Transport News.

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

Freight rates in both the dry and liquid freight markets are a function of the relationship between the amount of freight demand for these commodities and the number of barges available to load freight. We believe that the current supply/demand relationship for dry cargo freight indicates that the improvements in market freight rates obtained in the last several years should be sustained over the long-term. Certain spot rate contracts, particularly for grain, are subject to significant seasonal and other fluctuations. The recession which began in 2008 has led to a temporary oversupply of industry barge capacity, leading to constriction of day rate/towing contracts and increased availability of barges previously engaged in that trade for spot business. Such oversupply has negatively impacted spot rates, particularly for liquid moves. Though we have seen some higher rates as a result of more normal timing of the grain harvest season in 2010 and some improvement in our bulk and liquids shipments, we are uncertain as to the sustainability of the current recovery, which remains well below pre-recession levels. This recovery is a key to sustained improvement in our profitability. We continue to pursue currently available volume, focusing on productivity, prudent capital investment and cost control to enable us to be ready to capitalize on market demand shifts. We continue to believe that barge transportation remains the lowest cost, most ecologically friendly provider of domestic transportation. We continue to provide quality services to our existing customers and to seek new customers, particularly modal conversions that offer the significant cost advantage of barge transportation for commodities currently being transported primarily by rail and truck.

For purposes of industry analysis, the commodities transported in the Inland Waterways can be broadly divided into four categories: grain, coal, liquids and bulk cargoes. Using these broad cargo categories the following graph depicts the total millions of tons shipped through the Inland Waterways by all carriers according to the US Army Corps of Engineers (the “Corps”) Waterborne Commerce Statistics Center. The data is presented for the quarters and nine months ended September 30, 2010 and 2009. These historical periods have also been compared to the previous five year averages for the comparable periods. The Corps does not estimate ton-miles, which we believe is a more accurate volume metric. Note that the most recent periods are typically estimated for the Corps’ purposes by lockmasters and retroactively adjusted as shipper data is received.

Source: U.S. Army Corps of Engineers Waterborne Commerce Statistics Center

The Manufacturing Industry:  Our manufacturing segment competes with companies also engaged in building equipment for use on both the Inland Waterway system and in ocean-going trade. Based on available industry data, we believe our manufacturing segment is the second largest manufacturer of dry cargo and liquid tank barges for Inland Waterways use in the United States. Heightened demand, driven by expected barge replacements in the future, may ultimately increase the competition within the segment, though the recession that began in 2008 has slowed the rate of current new barge orders.

Recent Business Development

Following the quarter, on October 18, 2010, ACL entered into an Agreement and Plan of Merger (the “Merger Agreement”) to be acquired by an affiliate of Platinum Equity, LLC. (“Platinum”). Under the terms of the agreement, ACL stockholders, other than GVI Holdings, Inc. and certain of its affiliates (“GVI Stockholders”), will receive $33.00 in cash, without interest, for each share of ACL Common Stock they hold, less any applicable withholding taxes. GVI Stockholders will be entitled to receive $31.25 less any applicable withholding taxes in cash for each share of ACL Common Stock they hold if the transaction closes before December 31, 2010 and $33.00 less any applicable withholding taxes in cash per share thereafter. GVI Stockholders entered into a Voting Agreement to support the transaction. The transaction is subject to customary closing conditions, including the expiration or earlier termination of the Hart-Scott Rodino waiting period and the approval of ACL’s stockholders, but is not subject to any condition with regard to the financing of the transaction. Under the terms of the Merger Agreement, ACL may solicit alternative acquisition proposals from third parties for a period of 40 calendar days continuing through November 27, 2010. There can be no assurance that the acquisition by an affiliate of Platinum will be consummated.

Consolidated Financial Overview

For the quarter ended September 30, 2010 the Company had a net income of $5.1 million compared to a net loss of $12.2 million in the quarter ended September 30, 2009. For the nine months ended September 30, 2010, the Company had a net income of $0.2 million compared to a net loss of $21.4 million in the nine months ended September 30, 2009.

The quarter and nine months ended September 30, 2009, includes net of income tax losses from discontinued operations of $3.4 million and $5.2 million, respectively. These losses represent the results of operations of Summit Contracting LLC, which we sold in late 2009. The results of operations of Summit Contracting LLC have been reclassified to Discontinued Operations in all periods presented.

The income from continuing operations was $5.1 million in the quarter and $0.2 million in the nine months ended September 30, 2010. The loss from continuing operations was $8.8 million in the quarter and $16.2 million in the nine months ended September 30, 2009. The loss from continuing operations for the three and nine months ended September 30, 2009 includes after-tax debt retirement expenses of $11.2 million related to the refinancing completed in the third quarter of 2009.

The non-comparable after-tax charge for a manufacturing segment contract dispute in the prior year quarter drove $1.5 million of the improvement in third quarter income from continuing operations. Comparing the nine months ended September 30, 2010, to the nine months ended September 30, 2009, after-tax non-comparable charges drove $4.8 million of the improvement in income from continuing operations. The non-comparable charge for the nine month periods related primarily to the severance, office closure costs and the bankruptcy of a transportation customer in the first quarter of 2009 and the 2009 charge for the manufacturing segment contract dispute.

The remaining change in the income from continuing operations in the quarter and nine months ended September 30, 2010, compared to the loss in the same periods of the prior year, resulted from the after-tax impacts of higher transportation operating income and lower interest costs, offset by lower manufacturing operating income. The positive impact of our interest costs under the credit facility and Senior Notes, which were put in place in the third quarter of 2009, largely occurred due to lower average outstanding debt during the quarter and nine months ended September 30, 2010.

The primary causes of changes in operating income in our transportation and manufacturing segments are generally described in the segment overview below in this consolidated financial overview section and more fully described in the Operating Results by Business Segment within this Item 2.

For the quarter ended and nine months ended September 30, 2010, EBITDA from continuing operations was $31.7 million and $65.9 million compared to $27.5 million and $62.6 million, respectively, in the same periods of the prior year. EBITDA from continuing operations as a percent of revenue increased by 2.1 points quarter-over-quarter and 2.6 points over the 2009 nine month period. EBITDA from continuing operations as a percent of revenue was 15.3% in the third quarter of 2010 and 12.7% in the nine months ended September 30, 2010. See the table at the end of this Consolidated Financial Overview and Selected Financial Data for a definition of EBITDA and a reconciliation of EBITDA to consolidated net loss.

During the nine months ended September 30, 2010, $37.6 million of capital expenditures was primarily attributable to completion of 50 new covered, dry cargo barges for the transportation segment, $8.1 million in capitalized boat and barge maintenance, $3.9 million in early buy-out of six leased tank barges and manufacturing and facilities improvements.

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

Transportation revenue for each contract type for both the quarter and nine months ended September 30, 2010, is summarized in the key operating statistics table.

Total affreightment volume measured in ton-miles declined in the third quarter of 2010 to 7.8 billion compared to 7.9 billion in the same period of the prior year. The improved mix of commodities shipped resulted from volume increases in higher revenue per ton-mile liquid affreightment of 16.1% and dry bulk affreightment of 7.4%. This improved mix was partially offset by volume decreases in lower rate coal, which declined 16.1%.

Total affreightment ton-miles declined to 22.5 billion for the nine months ended September 30, 2010 compared to 25.0 billion in the prior year period, due to the declines in grain and coal, which declined by 3.0 billion ton-miles from the prior year same period.

For the third quarter 2010, non-affreightment revenues increased by $3.3 million, or 7.7%, primarily due to higher demurrage, scrapping and charter/day rate revenue. For the nine months ended September 30, 2010, non-affreightment revenues decreased $6.4 million or 4.7% primarily due to lower towing and demurrage revenue.

Revenue by Commodity ($ in millions) 3Q 2010, 3Q 2009, 3Q 2008

Our transportation segment’s revenue stream within any year reflects the variance in seasonal demand, with revenues earned in the first half of the year lower than those earned in the second half of the year. Historically, grain has experienced the greatest degree of seasonality among all the commodity segments, with demand generally following the timing of the annual harvest. Demand for grain movement generally begins around the Gulf Coast and Texas regions and the southern portions of the Lower Mississippi River, or the Delta area, in late summer of each year. The demand for freight spreads north and east as the grain matures and harvest progresses through the Ohio Valley, the Mid-Mississippi River area, and the Illinois River and Upper Mississippi River areas. System-wide demand generally peaks in the mid-fourth quarter. Demand normally tapers off through the mid-first quarter, when traffic is generally limited to the Ohio River as the Upper Mississippi River normally closes from approximately mid-December to mid-March, and ice conditions can hamper navigation on the upper reaches of the Illinois River. The annual differential between peak and trough rates has averaged over 123% a year over the last five years. The excess barge capacity in the industry drove full year grain rates in 2009 to their lowest levels since 2005, 40% below 2008 rates and 15% below the prior five year average. During the third quarter of 2010, grain pricing increased 23.5% compared to the third quarter of the prior year. For the first nine months of 2010, the third quarter increase pushed grain pricing 6.8% above levels achieved in the prior year.

Overall transportation revenues, excluding grain, increased approximately 8.7% on a fuel neutral basis in the quarter. The increase in the quarter was driven by volume increases in chemicals, steel and pig iron and demurrage, partially offset by lower salt volumes.

Though the fuel neutral revenue increased in the quarter, 2010 third quarter revenue remained more than 40% below estimated fuel-neutral 2008 levels. Steel and pig iron, towing, and coal and energy remain at approximately half of their 2008 levels, with chemicals, charter and salt down more than one third.

Revenues per average barge operated increased 19.8% in the third quarter and increased 6.4% for the nine months ended September 30, 2010, compared to the same periods of the prior year. Approximately 80% of the increase in the quarter was driven by increased affreightment revenue with the remainder attributable to non-affreightment revenue.

The $10.8 million improvement in the transportation segment’s operating income in the quarter was primarily attributable to improved commodity mix, higher grain pricing, SG&A cost reductions and consistent operating expenses, partially offset by $10.1 million lower net asset management gains. The improvement in the segment’s operating income in the nine months ended September 30, 2010 was primarily attributable to the same factors cited for the quarter comparison above and to the impact of the non-comparable charges in 2009 related to severance, an office closure and a customer bankruptcy. The transportation segment’s SG&A cost reductions in the current year quarter were driven by lower salaries and fringe benefits, reductions in new and developed insurance claims, lower bad debts and lower consulting and professional fees, partially offset by higher incentive compensation and medical claims. Net fuel prices, though increasing in the quarter, were not a major factor in either the quarter-over-quarter comparison or nine month comparison. Fuel consumption was down 2.7% for the quarter and 13.0% for the nine months ended September 30, 2010, compared to the same periods of the prior year on the decrease in ton-miles moved and the average net-of-hedge-impact price per gallon increased 8.6% to $2.19 per gallon in the quarter and 10.8% to $2.16 per gallon for the nine months ended September 30, 2010.

Key operating statistics regarding our transportation segment are summarized in the following table.

Key Operating Statistics

	Three	% Change to	Nine	% Change to
	Months Ended	Prior Year Quarter	Months Ended	Prior Year YTD
	September 30, 2010	Increase (Decrease)	September 30, 2010	Increase (Decrease)

Ton-miles (000’s):
Total dry	7,266,921	(2.6)%	21,018,481	(11.5)%
Total liquid	533,522	16.1%	1,517,079	17.2%

Total affreightment ton-miles	7,800,443	(1.5)%	22,535,560	(10.0)%
Total non-affreightment ton-miles	711,434	(13.6)%	2,062,366	(12.0)%

Total ton-miles	8,511,877	(2.7)%	24,597,926	(10.2)%

Average ton-miles per affreightment barge	3,386	3.1%	9,656	(6.1)%
Rates per ton mile:
Dry rate per ton-mile		20.8%		15.7%
Fuel neutral dry rate per ton-mile		17.5%		12.1%
Liquid rate per ton-mile		7.4%		(1.7)%
Fuel neutral liquid rate per-ton mile		1.5%		(6.9)%
Overall rate per ton-mile	$15.10	20.4%	$14.16	15.7%
Overall fuel neutral rate per ton-mile	$14.62	16.7%	$13.67	11.7%
Revenue per average barge operated	$67,057	19.8%	$182,523	6.4%
Fuel price and volume data:
Fuel price	$2.19	8.6%	$2.16	10.8%
Fuel gallons	13,597	(2.7)%	41,092	(13.0)%
Revenue data (in thousands):
Affreightment revenue	$117,575	18.4%	$318,488	3.9%
Towing	8,751	(7.5)%	26,821	(15.2)%
Charter and day rate	16,859	6.6%	49,180	1.3%
Demurrage	12,043	23.8%	29,092	(13.0)%
Other	8,458	8.1%	25,425	9.3%

Total non-affreightment revenue	46,111	7.7%	130,518	(4.7)%

Total transportation segment revenue	$163,686	15.2%	$449,006	1.3%

Data regarding changes in our barge fleet for the quarter and nine months ended September 30, 2010, is summarized in the following table.

Barge Fleet Changes

Current Quarter	Dry	Tankers	Total

Barges operated as of the end of the 2nd qtr of 2010	2,135	337	2,472
Retired (includes reactivations)	(49)	(11)	(60)
New builds	—	—	—
Purchased	—	6	6
Change in number of barges leased	(3)	(6)	(9)

Barges operated as of the end of the 3rd qtr of 2010	2,083	326	2,409

Nine Months Ended September 30, 2010	Dry	Tankers	Total

Barges operated as of the end of 2009	2,149	361	2,510
Retired	(106)	(35)	(141)
New builds	50	—	50
Purchased	—	6	6
Change in number of barges leased	(10)	(6)	(16)

Barges operated as of the end of the 3rd qtr 2010	2,083	326	2,409

Data regarding our boat fleet at September 30, 2010, is contained in the following table.

Owned Boat Counts and Average Age by Horsepower Class

		Average
Horsepower Class	Number	Age

1950 or less	36	32.4
Less than 4300	21	34.7
Less than 6200	43	35.8
7000 or over	11	32.0

Total/overall age	111	34.1

In addition, the Company had 18 chartered boats in service at September 30, 2010. Average life of a boat (with refurbishment) exceeds 50 years. At September 30, 2010 three boats were classified as assets held for sale.

We had slightly more weather-related lost barge days in the quarter and less lost barge days in the nine months ended September 30, 2010. More difficult weather and other operating conditions this year reduced boat productivity by $2.4 million in the quarter, and $8.5 million in the nine months ended September 30, 2010, due to persistent high water conditions in most of the river system, lock outages and related delays, and ice in the first quarter. Lost barge days for the quarter and nine months ended September 30, 2010 were 3,478 and 11,869 respectively. Lost barge days for the quarter and nine months ended September 30, 2009 were 3,191 and 13,718 respectively.

Manufacturing

The manufacturing segment had an operating loss of $0.6 million in the third quarter and in the nine months ended September 30, 2010, For the quarter and nine months ended September 30, 2010, this was $4.8 million and $19.4 million less, respectively than the operating income the comparable periods of 2009. Both in the quarter and for the nine months ended September 30, 2010, we sold fewer total barges than in the prior year and had a different mix of hoppers, decks and tank barges. The manufacturing segment began a production run of forty deck barges in the third quarter of 2010 which resulted in a $3.3 million loss in the quarter, representing the sum of projected losses on the remaining deck barges to be completed in the fourth quarter and the incurred losses on deck barges completed in the third quarter. The loss resulted from underestimating the number of hours required to build the more intricate deck barges. The work order process has been reviewed and improved for future work orders. During the third quarter the costs and labors hours required to build the deck barges were reduced by over 30% during the life of the run. However, the loss on this run drove the segment’s small loss for the quarter, more than offsetting the margin attributable to remaining sales in the quarter and nine months ended September 30, 2010. Costs related to the April strike also contributed to the nine months ended September 30, 2010 loss.

Manufacturing had 2.5 weather-related lost production days in the quarter, a decrease of 5 days in the quarter due to near-drought conditions in the area. This change drove the nine months comparison to 8.5 days higher than the prior year, at 38.5 days.

None of Jeffboat’s capacity in the quarter was devoted to internal covered dry hopper builds for our transportation segment, but 50 dry covered hoppers were built in the first half of 2010 for internal use. We continued to shift toward a smaller build program designed to produce sustained earnings over a long period of time by maintaining optimal production levels. In 2010 the Company is operating Jeffboat with only two production lines compared to four lines operated in 2009. Our external backlog was $63.8 million at September 30, 2010 and consists primarily of hopper and deck barges, compared to $56.3 million at September 30, 2009.

Labor hours per ton of steel on the brown-water liquid hot oil and clean service tank barges produced during the first half of 2010 improved by 3% and 5% respectively compared to the prior year. Labor hours per ton of steel on dry hoppers were 2% worse than the prior year full year achieved rate on these barges. Sequentially, the hours incurred on the dry hopper barges improved by 1 point over the six months ended June 30, 2010.

Manufacturing Segment Units Produced for External Sales or Internal Use

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

External sales:
Liquid tank barges	2	9	7	39
Ocean tank barges	—	1	2	3
Deck barges	15	—	15	—
Dry cargo barges	60	53	69	72

Total external units sold	77	63	93	114

Internal sales:
Liquid tank barges	—	2	—	7
Dry cargo barges	—	—	50	—

Total units into production	—	2	50	7

Total units produced	77	65	143	121

Consolidated Financial Overview — Non-GAAP Financial Measure Reconciliation

NET INCOME TO EBITDA RECONCILIATION

	Quarter Ended Sept. 30,		Nine Months Ended Sept. 30,
	2010	2009	2010	2009

Net Income (Loss) from Continuing Operations	$5,065	$(8,768)	$222	$(16,179)
Discontinued Operations, Net of Income Taxes	—	(3,404)	(2)	(5,219)

Consolidated Net Income (Loss)	$5,065	$(12,172)	$220	$(21,398)

Adjustments from Continuing Operations:
Interest Income	—	(1)	(1)	(12)
Interest Expense	9,815	10,470	29,434	30,803
Debt Retirement Expenses	—	17,659	—	17,659
Depreciation and Amortization	11,207	13,042	35,118	39,515
Taxes	5,583	(4,940)	1,089	(9,149)
Adjustments from Discontinued Operations:
Interest Income	—	—	—	(1)
Interest Expense	—	10	—	30
Depreciation and Amortization	—	348	—	1,149
Taxes	—	(2,051)	—	(2,883)
EBITDA from Continuing Operations	31,670	27,462	65,862	62,637
EBITDA from Discontinued Operations	—	(5,097)	(2)	(6,924)

Consolidated EBITDA	$31,670	$22,365	$65,860	$55,713

EBITDA from Continuing Operations by Segment:
Transportation Net Income (Loss)	$5,527	$(12,960)	$553	$(35,229)
Interest Income	—	(1)	(1)	(12)
Interest Expense	9,815	10,470	29,434	30,803
Debt Retirement Expenses	—	17,659	—	17,659
Depreciation and Amortization	10,294	12,068	32,368	36,622
Taxes	5,583	(4,940)	1,089	(9,170)

Transportation EBITDA	$31,219	$22,296	$63,443	$40,673

Manufacturing Net (Loss) Income	$(596)	$4,224	$(582)	$18,972
Depreciation and Amortization	829	891	2,498	2,642

Total Manufacturing EBITDA	233	5,115	1,916	21,614
Intersegment Profit	—	—	—	—

External Manufacturing EBITDA	$233	$5,115	$1,916	$21,614

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

Outlook

The uncertainties surrounding the recovery of the economy in general heighten the normal risks and uncertainties surrounding forward-looking information that we address in “Item 1A. Risk Factors.” The October Federal Reserve beige book analysis continues to report modest ongoing increases in economic activity in most districts. Manufacturing is described as expanding with production and new orders rising. Housing and commercial real estate remained weak and new vehicle sales were steady to up. Agricultural conditions were regarded as favorable. The Army Corps of Engineer’s industry tonnage statistics indicated positive year-over-year trends, except for agricultural products which were down approximately 7% in 2010. However, these statistics also show that for the nine months ended September 30, 2010, bulk and liquids volumes continue to run approximately 20% and 9% below the previous five year average. We remain cautiously optimistic relative to the sustainability of the pace of the 2010 recovery. However, there is still a long road back to pre-recession business levels. While the economy is showing new signs of life, the recovery is still fragile at this stage.

We have continued to see some volume recovery in our key transportation business lines of liquids and metals, but volumes still remain below pre-recession levels. Pricing levels have, at least during the current harvest season, improved over the prior year but also remain well below levels achieved in periods of normal volume. In manufacturing at Jeffboat, production demand remains below pre-recession levels as potential customers continue to delay capital spending for new barges and attempt to time their re-entry into the fleet reinvestment market.

Historically, we generate stronger financial results in the last half of the year, driven by demand from the grain harvest and the impact of that demand on grain and spot shipping rates. Grain freight pricing was up 24% in the quarter, and driven by that strength, up almost 7% for the nine months ended September 30, 2010. The higher pricing drove approximately $7 million in incremental grain revenue in the quarter compared to the prior year on similar volume. For the nine months ended September 30, 2010 although higher grain pricing drove approximately $5 million in incremental grain revenues, however its impact was more than offset by $15.5 million in negative grain volume. This year’s more normal harvest season, compared to last year when the harvest was delayed due to weather conditions, and the compression it has brought to the barging market, drove the rate strength both in grain and other dry rates competing for barge capacity. Overall, we believe that while economic conditions are improving, it is unlikely we will return to pre-recession business levels in 2010.

In manufacturing at Jeffboat, production levels declined significantly as potential customers continued to delay capital spending for new barges. We do not foresee a rebound in the manufacturing segments until overall barge industry freight demand conditions improve. We right-sized the manufacturing business and production capacity during the recession, reducing the number of active production lines from four to two. The losses on the deck barge run discussed in the Segment Overview above, combined with the costs associated with the one month labor strike in April 2010 have offset the margin impact of other external production this year driving the manufacturing segment to a small loss for the nine months ended September 30, 2010. In May, we reached a new three-year agreement with our represented workers at the shipyard. We were able to successfully work with the union to find wage and healthcare alternatives that we hope will help us to be competitive in the new barge production markets in the near future.

Despite the negative economy, we continue to proactively work with our customers, focusing on barge transportation’s position as the lowest cost and most ecologically friendly provider of domestic transportation. Until volume levels rise closer to equilibrium with available barge supply, at least temporarilyas has occurred in the current grain harvest season, the industry oversupply of barge capacity will continue to negatively impact spot and contract pricing.

In spite of the economic outlook we remain focused on reducing costs, generating strong cash flow from operations, and implementing our strategic initiatives. We deploy and manage people, direct our programs and execute our investment strategies following these initiatives, which are focused on the fundamentals of our business.

Many of our strategic initiatives are further defined in the segment descriptions in the balance of this “Outlook” section.

We expect to continue to refine our cost structure on an ongoing basis. Our consolidated SG&A for the quarter and nine months ended September 30, 2010, declined by $6.3 million and $21.4 million compared to the same periods of 2009. The impact of non-comparable items primarily related to the first quarter 2009 reduction in force, Houston office closure, Jeffboat customer dispute and customer bankruptcy drove $2.4 million of the improvement for the quarter and $7.4 million of the improvement for the nine months. Transportation SG&A expenses decreased $4.2 million in the quarter ended September 30, 2010 due primarily to lower salaries and fringe benefits, reductions in new and developed insurance claims, lower bad debts and lower consulting and professional fees, partially offset by higher incentive compensation and medical claims. We deferred annual salary increases in both 2009 and 2010. If in the near term enough demand returns to re-pressurize the river system we anticipate that wage rate pressure could reoccur which would partially mitigate the savings from our cost reductions and field-centered reorganization.

One of our strategic initiatives is the ongoing examination of our recruiting, retention and organization. We are continuing to make changes to drive productivity and cost-reduction throughout the organization. We are currently operating with almost 900 fewer positions than in 2008 and believe that we are providing better quality service and products to our customers. In March of this year we completed the redeployment of our Northern Division operations management team and we opened our new Northern Region Operations headquarters in Cairo, Illinois. We continue to relocate key positions to our northern and southern operating regions, moving them closer to our employees and our customers. These actions continue to allow us to consolidate and eliminate redundant positions. One metric of productivity we monitor is ton-miles per employee in Transportation. For the nine months ended September 30, 2010, this metric has improved by 10.6% compared to the same period of 2009 and by 14.8% compared to the same period of 2008. We believe that when our new personnel join forces with our long time barge experts, we achieve much greater results with fewer people. Now, with Northern Operations headquartered in Cairo, Illinois and our Southern Operations headquartered in Harahan, Louisiana, we believe our operations leadership is better positioned to eliminate inefficiencies from our systems and to drive productivity changes, with hands-on programs run by network experts. We also continue to consolidate roles and eliminate redundant positions. We continue to fill our talent pool this year as we hired four new graduates from maritime academies to be maritime engineers for ACL, and four new experienced regional management employees from the professional ranks of several top U.S. companies, filling key vacant leadership roles.

Our order to cash strategic initiative is another example of improving administrative efficiency and excellence focused on capturing all work we perform, with timely and accurate billing for that work and then collecting all receivables efficiently. We are continuing with our Six Sigma-type approach to breaking down the process steps for our order-to-billing-to-collections. We are auditing all of our work order and billing processes at terminal locations as we continue to work to eliminate gaps in our work order processing and billing programs. This work will allow us to capture several million dollars in rebilling opportunities as well as enhanced cash flow from accelerating days sales outstanding. We are also approaching a period now where the process elements of our billing will be tested for technology solutions. The application of technology solutions to help control the processes will bring accuracy and efficiency to the entire order to cash system as we move toward automation. One desired outcome for the initiative is to have Customers find it easier to deal with our bills and billing processes.

As discussed in “Liquidity” we believe that our cash from operations and availability under our current credit facilities is sufficient to meet our current cash flow needs. With the July 2013 expiration on the revolving credit facility and July 2017 expiration on the Senior Notes, we believe that we have the appropriate longer term, flexible capital structure that will allow us to focus on executing our tactical and strategic plans through the various economic cycles. We expect to remain disciplined in how we deploy our capital, but now have the flexibility to fully enact our cost reduction and productivity plans and to reinvest in the business when market demand and financial returns warrant such actions. Given our strategic objective to reduce the age of our fleet by replacing aging barges, we presently intend to build 86 new covered dry hopper barges in 2010 for our transportation segment, 50 of which were completed in the first nine months. An additional 14 dry hopper barges are now scheduled for completion in the first quarter of 2011. Our existing debt structure does not have maintenance covenants unless our borrowing availability is generally less than $68 million. At September 30, 2010, we had available liquidity of $235 million, or

$5 million more than at June 30, 2010. The financial covenants in our bank agreement include a leverage covenant which is based on first lien senior debt, which excludes debt under the notes. We also have flexibility to execute sale leasebacks, sell assets and issue additional debt under the new facility to raise additional funds, with no restrictions on capital spending.

Our capital expenditures in the nine months ended September 30, 2010, were $37.6 million, primarily related to $22.4 million for the construction of new dry covered hopper barges for use by the transportation segment. Of the 86 expected to be completed in 2010, 50 were completed in the first half. There were no completions of internal barges during the third quarter of 2010. Approximately $2.3 million of our 2009 capital expenditures were reimbursed to the Company in 2010 under certain government grants allowing recovery of up to 75% of qualifying capital projects. We also generated $7.3 million in proceeds from the sale of surplus boat assets. These two sources of investing cash flow offset almost one quarter of the current year capital expenditures. We believe that our capital expenditures will be approximately $63 million in 2010 including the construction of the new dry hopper barges and our maintenance capital expenditures, which extend the lives of existing vessels and other expected expenditures.

Transportation:

Our value proposition is to deliver the safest, cleanest, most cost effective and innovative transportation solutions to our customers. Barge transportation is widely recognized as the lowest cost, cleanest, safest and most fuel efficient mode of transportation in the United States and is estimated to be operating at below current infrastructure capacity.

We are working to drive accidents, incidents and lost productivity costs to zero, through a zero tolerance goal for unsafe acts or conditions. Zero means a target of an absolutely safe operation and flawless care of our customers’ cargo. For the nine months ended September 30, 2010 compared to the same period of the prior year, we have reduced allision, collision and grounding claims by 35%, and cargo, hull and personal injury claims by 32%. These two claims categories are worth almost $2 million in savings compared to prior year levels. We also continue to improve our training efficiency as we in-sourced our training to allow our employees to learn in-house at ACL. Since 2008 we have reduced our training costs by over $2 million annually while providing new and superior training to over twice as many employees in the art and science of safe handling and safe navigating.

Another strategic initiative is the reinvestment in our fleet in order to lower the age and increase the productivity and reliability through the measured reinvestment in new tank and dry barges. Our liquidity and cash flow generation enables us to reinvest in our fleet. Approximately 27% of the 2,083 barges in service in our fleet of dry cargo barges will reach 30 years of age by the end of 2010. The ultimate retirement of any barge is dependent on its specific condition, not its age. We expect to replace some of the capacity lost from barge retirements through new builds, acquisitions, liquid barge refurbishments and increased asset utilization. We are currently progressing on our production run to build 100 new dry covered hoppers, 69 of which were completed prior to the end of October 2010. All of these units moved into grain harvest service as they were released from Jeffboat. Another 17 covered dry hoppers are expected to be completed by year end. The remaining 14 ACL units in the current production run will be completed in early 2011. Our new build activity for ACL is not adding net new capacity to the overall barge marketplace. We continue to retire our oldest barges, scrapping them at attractive prices. We believe that the barge maintenance cost advantages of these new units continues, as our oldest covered hopper barges continue to cost approximately $12,000 per year for running maintenance, which is more than twenty times more expensive than the estimated running maintenance costs on the new barges. The new barges can also be used in the service of all lines of dry business, significantly increasing barge productivity. We have been able to build these new units while still reducing debt from the prior year end through the nine months ended September 30, 2010.

Our scheduled service initiative continues to move through the first of two phases of implementation. Phase 1 is implementing standardized practices, with playbooks, at all of our terminals. This implementation remains on schedule for completion by the end of 2010. Phase 2 is the modeling component where we combine the network terminal locations with mainline towing services to create the new through service offerings for our customers. Where we have completed Phase 1 work, we have been able to test new schedules and performance with great results. On select test moves from Gulf origins to the Ohio River we have reduced transit by 40% or 8 days. Working with customers on scheduled releases from their origin facilities and then blocking their traffic in order to by-pass terminals and not stop, we have improved the clients’ inventory cost picture. The barges are turned more quickly for reloading which improves the revenue production of the unit. We believe this initiative will provide customers with a service that competes well with other transportation modes and other barge carriers. We believe customers will pay for this value. The actions we have taken as a result of scheduled service reviews have also allowed us to provide the same or better service at lower costs. In the quarter, using the standardization model and beginning to run more dedicated lane service, we reduced the number of boats in use without compromising service to customers and saved approximately $4.8 million in the nine months ended September 30, 2010. In addition to running fewer boats, we have reduced the size of mainline crews this year, saving over $1 million in the nine months ended September 30, 2010. So far this year we have also mothballed underutilized fleet facilities and consolidated operations saving approximately $2.2 million.

Business mix improvement, moving business to contracts with stronger contract terms, has returned to the forefront of our commercial focus. Our previous high water mark for success in these areas was in 2006 and 2007. As we anticipated, during the 2010 more normal harvest season spot pricing strength has been steadily growing and is becoming more apparent in contract price negotiations. We renewed six contracts in the quarter with much less price compression than in past quarters. In addition, we have been able to once again push barge demurrage rates higher while reducing the number of free days we offer. Organic growth in the quarter totaled $9 million as our nine months ended September 30, 2010 total increased to $38 million. With our busiest contract renewal season approaching, we are having many more discussions about moving business from spot to contract as shippers begin to sense the tightening of capacity in a slowly recovering economy. Our industrial development work, bringing new market share to the river through joint contracts on ACL land, improved as well in the third quarter of 2010 as ACL and CNW Resources joined forces for a warehouse expansion contract on ACL’s property in Lemont, Illinois. The deal is for a long term barge-to-warehouse-to-truck delivery flow for CNW Resources’ cargo. We continued to pursue the opportunity to take dormant properties and turn them into revenue generating properties with partner customers.

During the nine months ended September 30, 2010, we saw a shift in our revenue portfolio, including related demurrage, with grain declining to 26% of our total revenue volume from 31% in 2009, liquid increasing to 29% from 27% in 2009, while bulk increased to 29% from 25% in 2009 with other categories remaining fairly constant as a percent of total revenue. Over the longer-term we expect to continue to evolve our portfolio mix of commodities.

Our coal ton-mile volume decreased 23.3% in the first nine months of 2010 compared to the same period of 2009. The majority of our existing coal volume moves under a legacy contract and will do so until early 2015. Although the contract contains limited fuel and general cost adjustment clauses, it has been only marginally profitable. We have utilized fuel swaps for 2010 to hedge our estimated cash flow related to expected fuel usage under that legacy contract in an effort to execute the contract at more profitable levels in 2010. We expect volumes moved under this contract to decline by approximately 30% for the full year in 2010 based on forecasts provided by the customer.

Over the longer term, as we move to replace a portion of the grain moved by barge, we continue to seek expansion in large, ratable dry shipments with existing and new customers in the Company’s primary service lanes. Much of the new business is expected to emanate from conversions from other modes of transportation, primarily rail. The Company continues to offer modal alternatives in chemicals, as well as in new target markets such as forest products/lumber, coal/scrubber stone, energy products and in emerging markets like municipal solid waste. We believe that there is significant opportunity to move certain cargoes by barge that currently move via truck and rail. In the first quarter of 2010, we were recognized by GE Energy with an award for New Product Introduction as we provided customized water solutions for the movement of GE wind energy components in 2009. We also received a 2009-2010 Service Excellence award from Compass Minerals, presented to 18 of approximately 350 logistics providers in April 2010, based on consistent service excellence, innovation and logistics solutions. These awards are representative of the new market share we are committed to bringing to the river and shipping on ACL, taking it away from the land-based modes. With ACL terminal facilities in St. Louis, Memphis and Chicago we believe we have a strong, strategically located core of base locations to begin to offer one-stop transportation services. Several of the cargo expansions in 2008 and 2009 included multi-modal solutions through our terminal locations, most recently including organic growth in steel products. Our Lemont, Illinois facility, located just outside of Chicago, provides terminaling and warehousing services for clients shipping and receiving their products by barge. As noted

above, the Lemont facility recently entered a new long term barge-to-warehouse-to-truck delivery flow for CNW Resources’ cargo. Through Lemont we are transloading products to be routed to or through Chicago. The Lemont facility also handles products manufactured in the greater Chicago area which are destined to the southern United States and to export markets.

At September 30, 2010, 73% of our total fleet consisted of covered hopper barges. The demand for coarse grain freight, particularly transport demand for corn, has historically been an important driver of our revenue. During the third quarter of 2010 grain pricing increased by 23.5% compared to the third quarter of the prior year, with a ton-mile volume decline of 2.0%. Grain remains down comparatively to the prior year nine months ended September 30, 2009 due to 15% lower volumes, partially offset by 7% higher pricing. The 2010 harvest season has been much more normal than the elongated season in 2009, driving more barge demand compression and the higher rates. Over the longer term, we expect grain to still be a component of our future business mix. However, the grain flows we expect to pursue going forward are the more ratable, predictable flows. Smaller, more targeted export grain programs that run ratably throughout the year are likewise attractive as they are not as susceptible to volatile price swings and seasonal harvest cycles. The complex interrelationships of agricultural supply/demand, the weather, ocean going freight rates and other factors lead to a high degree of undesirable volatility in both demand and pricing.

We had approximately a 40% increase in steel revenues compared to prior year, while remaining relatively flat compared to prior quarter. Other bulk was up approximately 24% for the quarter and approximately 40% for nine months ended September 30, 2010, though down sequentially from the second quarter of 2010. Salt shipments declined 34% in the nine months ended September 30, 2010 compared to the prior year. This was not a demand issue but due to production and labor strike-related issues experienced by a major customer in this market. Liquids, including chemical and petroleum market revenues, are up year-over-year based on improvements in volume, partially offset by lower contract and spot pricing. In total, affreightment revenue increased approximately $12 million in the nine months ended September 30, 2010 over the same period of the prior year.

Non-affreightment revenues, including towing, demurrage and charter, are up in aggregate slightly for the quarter due to demurrage, but are down 13% to 16% in all three categories in the nine months ended September 30, 2010 compared to the same periods of the prior year, aggregating to more than a $12 million revenue decline. Despite the improvements in key steel and chemical markets, and in the coal and energy market in the third quarter of 2010, revenues from these commodities are still well below the levels of 2008. Towing and charter/day rate revenues, which are generated almost entirely from liquid barges are also below 2008 levels.

If there is a rebound in liquid markets, we may see a larger portion of our liquid fleet shift to day-rate contracts, rather than affreightment contracts. However, in the current environment we saw an average of six fewer barges utilized in charter/day rate service compared to the prior year’s first nine months. For the first six months of 2010 the decrease in average charter/day rate barges had been 23 fewer than the comparable period of 2009. Reductions in charter/day rate contracts throughout the industry normally return to spot rate service and drive declines in rates available for such service.

Manufacturing:

The optimization of our Jeffboat operation is another strategic initiative. Our objective at Jeffboat is to build the optimal number and type of barges, maximizing and stabilizing profitability and reducing excess capacity risk through the various economic and new barge demand cycles. We have reduced production to two major lines for 2010 compared to four lines in 2009. The two lines are sold out for 2010 production. In the longer term we will continue to focus on maintaining the most efficient capacity level to build the optimal number and mix of hopper, deck and tank barges to provide attractive margins.

The backlog of orders remains well below pre-recession levels but we continue to see more interest in the number of bids, predominantly for dry barges. Our optimization model still tells us to keep yard production capacity down as the market returns to us. We expect to continue to tightly manage the cost and production work on an ongoing basis.

At September 30, 2010, the manufacturing segment’s approximate vessel backlog for external customers was $64 million, an increase of $3 million from the end of the second quarter of 2010 and an increase of $8 million compared to $56 million at September 30, 2009. The actual price of steel at the time of construction may result in contract prices that are greater than or less than those used to calculate the backlog at September 30, 2010. The backlog excludes our planned construction of internal replacement barges and unexercised customer options.

We expect that external sales in 2010 will be significantly less than in 2009, as substantially fewer liquid tank barges are expected to be built than in the prior year. Expected profit margins on new barges have narrowed considerably within the industry due to overall reduced building demand. We believe that many traditional customers have not been building barges recently due to the excess industry barge capacity relative to demand and their desire to preserve capital and liquidity. The first nine months of 2010 was not materially impacted by the labor strike at Jeffboat that began on April 2, 2010. On May 2, 2010 the Company and the union reached agreement on a new three year contract, in which we were able to successfully work with the union to find wage and healthcare alternatives that we hope will help us to be competitive in the new barge production markets in the near future.

We believe, based on industry estimates, capacity will continue to be taken out of the industry as older barges reach the end of their useful lives. We do not believe that long-term demand has weakened for new barges but recognize that the projected building of replacement barges may be delayed until economic conditions improve and the demand for barge freight stabilizes. From an overall barge supply standpoint, we believe that approximately 25% of the industry’s existing dry cargo barges will be retired in the next three to seven years. We also believe that a like number of barges will be built during this period, although the exact number of additions or reductions in any given year is difficult to estimate.

OPERATING RESULTS by BUSINESS SEGMENT
Quarter Ended September 30, 2010 as compared with Quarter Ended September 30, 2009

				% of Consolidated
				Revenue
	Quarter Ended Sept. 30,			3rd Quarter
	2010	2009	Variance	2010	2009

REVENUE
Transportation and Services	$165,762	$143,690	$22,072	80.0%	69.1%
Manufacturing (external and internal)	41,617	68,304	(26,687)	20.1%	32.9%
Intersegment manufacturing elimination	(93)	(4,106)	4,013	(0.1)%	(2.0)%

Consolidated Revenue	207,286	207,888	(602)	100.0%	100.0%
OPERATING EXPENSE
Transportation and Services	144,883	133,806	11,077
Manufacturing (external and internal)	42,214	64,131	(21,917)
Intersegment manufacturing elimination	(93)	(4,106)	4,013

Consolidated Operating Expense	187,004	193,831	(6,827)	90.2%	93.2%
OPERATING INCOME
Transportation and Services	20,879	9,884	10,995
Manufacturing (external and internal)	(597)	4,173	(4,770)
Intersegment manufacturing elimination	—	—	—

Consolidated Operating Income	20,282	14,057	6,225	9.8%	6.8%
Interest Expense	9,815	10,470	(655)
Debt Retirement Expenses	—	17,659	(17,659)
Other Expense (Income)	(181)	(364)	183

Income (Loss) Before Income Taxes	10,648	(13,708)	24,356
Income Tax (Benefit)	5,583	(4,940)	10,523
Discontinued Operations	—	(3,404)	3,404

Net Income (Loss)	$5,065	$(12,172)	$17,237

Domestic Barges Operated (average of period beginning and end)	2,441	2,540	(99)
Revenue per Barge Operated (Actual)	$67,057	$55,955	$11,102

RESULTS OF OPERATIONS

Quarter ended September 30, 2010 comparison to quarter ended September 30, 2009

Revenue.  Consolidated revenue decreased by $0.6 million to $207.3 million, a 0.3% decrease compared with $207.9 million for the third quarter of 2009.

Transportation revenues increased by $21.6 million or 15.2% on higher grain pricing and improved sales mix, while manufacturing revenue fell $22.7 million or 35.3% primarily due to lower volumes. Additionally, professional services revenue increased by $0.5 million.

Compared the the third quarter of 2009, revenues per average barge operated increased 19.8% in the third quarter 2010. Over 80% of the increase was due to higher affreightment revenue, with the remainder attributable to higher demurrage and charter/day rate revenue partially offset by lower towing revenue.

The decrease in manufacturing segment revenues to $41.5 million in the third quarter of 2010 compared to the third quarter of 2009 was primarily due to a change in both the volume and the mix of barges produced. Seven fewer liquid tank barges and one fewer ocean-going liquid tank barge were sold in the third quarter of 2010 than in the same period of 2009. The revenue impact of the lower number of liquid barges was partially offset by an increase of seven dry hopper barges and 15 deck barges sold in the current year quarter. In the third quarter of 2010 the manufacturing segment sold 60 dry hopper barges, 15 deck barges and two liquid tank barges. There was no delivery of barges for internal use in the current year quarter.

Operating Expense.  Consolidated operating expense decreased by $6.8 million or 3.5% to $187.0 million in the third quarter of 2010 compared to the third quarter of 2009.

Manufacturing operating expenses decreased by $17.9 million due primarily to lower external production levels in the quarter.

Transportation segment expenses, which include gains from asset management actions, were $10.7 million higher in the third quarter of 2010 than in the comparable quarter of 2009. Asset management gains include barge scrapping activity and the gains on sales of surplus assets. The increase in the segment’s expenses was driven primarily by the differential levels of included gains, which were $10.1 million lower in the third quarter of 2010 than in the third quarter of last year, driving almost all of the increase. In the 2009 quarter we sold three large horsepower boats which did not fit our power model, generating a significant gain not duplicated in the current year quarter. All other expenses included in the transportation segment’s cost of sales increased by $4.8 million compared to the same quarter of the prior year due to higher labor and fringe benefits and higher fuel partially offset by lower depreciation and amortization and lower materials, supplies and other expenses. The lower material, supplies and other expenses were achieved by reducing claims and repair expenses, and by internally staffing boats that formerly were operated using chartered-in crews. A portion of the increase in labor is related to higher incentive compensation accruals in 2010 and to staffing the additional boats internally. Fuel costs were $1.6 million higher in the quarter. The increase in transportation segment fuel expense was driven by an 8.6% increase in per gallon fuel cost to $2.19 per gallon in the current quarter and a 2.7% decrease in gallons consumed. Transportation segment SG&A expenses were $4.2 million lower in the current year quarter due to lower compensation costs, personal injury costs, and lower consulting costs, partially offset by higher incentive compensation accruals and medical claims costs.

Operating Income.  Operating income increased by $6.2 million to $20.3 million in the third quarter of 2010 compared to the third quarter of 2009. Operating income in the transportation segment increased by $10.8 million, but was partially offset by the $4.8 million decline in operating income from the manufacturing segment.

The transportation segment’s operating income increased by $10.8 million or more than 100% to $20.7 million in the third quarter of 2010. Higher grain contribution, driven by favorable pricing in a more normal 2010 harvest season, drove a $7.1 million increase in operating income compared to the prior year quarter, as well as the $2.6 million positive impact of non-grain volume/rate/mix. Persistent high water conditions in the quarter in most of the river system, lock outages and related delays drove $2.4 million in lower boat productivity. Other operating costs and SGA costs decreased by $11.5 million for the quarter ended September 30, 2010, offset by the $10.1 million decline in asset management gains. These cost reductions are primarily due to internally staffing boats that formerly were operated using chartered crews, and decreases in boat and barge repairs, average crew sizes, and insurance claims and reserve adjustments, as well as fuel efficiencies, partially offset by higher medical claims and incentive compensation. Depreciation and amortization expenses declined by $1.8 million compared to the prior year quarter due to the lower depreciable asset base in the current year. Despite the lower level of gains from asset sales, our third quarter transportation operating income was still $10.8 million higher than the prior year with an operating ratio of 87.3%, which was 5.7 points better than last year.

The manufacturing segment’s operating income decreased by $4.8 million to an operating loss of $0.6 million in the third quarter of 2010 compared to the same period of 2009. In our manufacturing segment, both in the quarter and in the nine months ended September 30, 2010, we sold fewer total barges than in the prior year and had a different mix of hoppers, decks and tank barges. In the third quarter of 2010 we began a production run of forty deck barges. We incurred a loss of $3.3 million on this job representing the sum of projected losses on the remaining deck barges and the incurred losses on deck barges completed in the quarter. The loss was the result of underestimating the number of hours required to build the more intricate deck barges. The loss on this run drove the segment’s small loss for the quarter, more than offsetting the margin attributable to remaining sales in the quarter.

Interest Expense.  Interest expense decreased $0.7 million to $9.8 million compared to the third quarter of 2009. The decrease was primarily attributable to lower average outstanding debt balances than in the prior year second quarter, partially offset by the higher effective interest rate on the Company’s credit facilities put in place during the third quarter of 2009.

Debt Retirement Expense.  The debt retirement expenses in the 2009 quarter related to the unamortized debt costs of prior facilities replaced by the refinancing in the third quarter of 2009.

Income Tax Expense.  The effective tax rates in the respective third quarters of 2010 and 2009 were 52.4% and 36.0%. The 2010 tax rate was driven primarily by an adjustment for a discrete tax item related to the reduction of the state tax benefit for the 2009 net operating loss that increased the tax provision by $0.5 million in the quarter and by the significance of consistent levels of permanent book tax differences on expected full year income in 2010 in the respective quarters.

Net Income (Loss).  The net income in the current year quarter and the change to the prior year quarter was the result of the items discussed above.

OPERATING RESULTS by BUSINESS SEGMENT
Nine Months Ended September 30, 2010 as compared with Nine Months Ended September 30, 2009

				% of Consolidated
				Revenue
	Nine Months Ended Sept. 30,			Nine Months
	2010	2009	Variance	2010	2009

REVENUE
Transportation and Services	$455,038	$448,768	$6,270	87.5%	72.5%
Manufacturing (external and internal)	86,117	184,159	(98,042)	16.6%	29.7%
Intersegment manufacturing elimination	(21,272)	(13,811)	(7,461)	(4.1)%	(2.2)%

Consolidated Revenue	519,883	619,116	(99,233)	100.0%	100.0%
OPERATING EXPENSE
Transportation and Services	424,076	445,328	(21,252)
Manufacturing (external and internal)	86,676	165,316	(78,640)
Intersegment manufacturing elimination	(21,272)	(13,811)	(7,461)

Consolidated Operating Expense	489,480	596,833	(107,353)	94.2%	96.4%
OPERATING INCOME
Transportation and Services	30,962	3,440	27,522
Manufacturing (external and internal)	(559)	18,843	(19,402)
Intersegment manufacturing elimination	—	—	—

Consolidated Operating Income	30,403	22,283	8,120	5.8%	3.6%
Interest Expense	29,434	30,803	(1,369)
Debt Retirement Expenses	—	17,659	(17,659)
Other Expense (Income)	(342)	(851)	509

Income (Loss) Before Income Taxes	1,311	(25,328)	26,639
Income Tax (Benefit)	1,089	(9,149)	10,238
Discontinued Operations	(2)	(5,219)	5,217

Net Income (Loss)	$220	$(21,398)	$21,618

Domestic Barges Operated (average of period beginning and end)	2,460	2,585	(125)
Revenue per Barge Operated (Actual)	$182,523	$171,525	$10,998

RESULTS OF OPERATIONS

Nine months ended September 30, 2010 comparison to nine months ended September 30, 2009

Revenue.  Consolidated revenue decreased by $99.2 million or 16.0% to $519.9 million compared to the same period of 2009.

Manufacturing revenues declined $105.5 million or 61.9%, primarily due to a change in both the volume and the mix of barges produced. Manufacturing revenues were $64.8 million in the nine months ended September 30, 2010, compared to $170.3 million in the nine months ended September 30, 2009 due primarily to three fewer dry hoppers, 32 fewer liquid tank barges and one fewer ocean-going tank barge sold in the current year period, partially offset by 15 more deck barges sold in the current year.

Transportation revenue increased by $5.6 million or 1.3%. The $21.6 million increase in transportation segment revenues in the three months ended September 30, 2010, drove transportation segment revenues $5.6 million higher than the nine months ended September 30, 2009. For the nine months ended September 30, 2010, affreightment revenues increased $12.0 million or 3.9% and non-affreightment revenues decreased $6.4 million or 4.7%. The decrease in non-affreightment was primarily due to lower towing and demurrage revenue. The increase in affreightment revenue was due to an 11.7% improvement in fuel neutral rate per ton mile due to improved sales mix and 6.8% higher grain pricing, partially offset by a 10.2% decline in ton-mile volumes. The improved sales mix resulted from volume increases in the higher rate per ton mile liquids and dry bulk markets of 17.2% and 3.1%, respectively, while volumes decreased in our lower rate grain and coal markets by 15.0% and 23.3%, respectively. Total affreightment ton-miles declined to 22.5 billion for the nine months ended September 30, 2010 compared to 25.0 billion in the prior year period, due to the 3.0 billion ton-mile decline in grain and coal.

Revenues per average barge operated increased 6.4% in the nine months ended September 30, 2010 compared to the same period of 2009. The increase was due almost entirely to the drivers of affreightment revenue increases described above, as non-affreightment revenues per barge were flat in the comparative periods.

Operating Expense.  Consolidated operating expense decreased by $107.4 million or 18.0% to $489.5 million compared to the same period of the prior year.

Manufacturing operating expenses decreased by $86.1 million due primarily to lower external production levels in the quarter.

Transportation segment expenses were $21.8 million lower than in the nine months ended September 30, 2009 despite gains from asset management actions that were $6.5 million higher in the nine months ended September 30, 2009. The decrease in the segment’s expenses was driven primarily by reductions in SG&A, materials, supplies and other expenses, depreciation and fuel expenses, partially offset by the differential levels of included asset management gains. These changes were partially offset by higher labor and fringe benefits, as a result of higher incentive compensation accruals and due to the impact of internally staffing boats that formerly were operated using chartered-in crews. The lower material, supplies and other expenses were achieved by reducing claims and repair expenses, and by the reduction in chartered-in crews, offset by higher outside towing expenses. Fuel costs were $3.3 million lower in the nine months ended September 30, 2010. The decrease in transportation segment fuel expense was due to a 13.0% decrease in gallons consumed, partially offset by a 10.8% increase, net of hedge in both periods, in price per gallon to $2.16 in the nine months ended September 30, 2010 compared to $1.95 per gallon in the nine months ended September 30, 2009. SG&A expenses were lower in the current year quarter due to the same factors enumerated in the quarter-over-quarter discussion above. For the nine month period, SG&A expenses were also lower due to the $5.1 million in non-comparable charges related to the 2009 reduction in force, closure of the Houston office and a customer bankruptcy.

Operating Income.  Operating income increased by $8.1 million to $30.4 million in the nine months ended September 30, 2010 compared to the same period of the prior year. Operating income in the transportation segment increased by $27.4 million, but was offset by the $19.4 million decline in operating income from the manufacturing segment.

On an overall basis, excluding the impact of grain, other changes in commodity mix and volume in the transportation segment negatively impacted operating income by $13.8 million, driven by decreased non-

affreightment revenues in towing, demurrage and liquid charters, and higher fuel prices. A higher grain contribution, driven by favorable pricing in a more normal 2010 harvest season, drove a $2.6 million increase in operating income for the nine months ended September 30, 2010, despite lower grain volumes. Persistent high water conditions in the first and second quarters and ice in the first quarter drove $8.5 million in lower boat productivity. Depreciation and amortization expenses declined by $4.3 million due to the lower depreciable asset base in the current year. Other operating costs and SGA costs decreased $43.9 million for the nine months ended September 30, 2010. These cost reductions are primarily due to internally staffing boats that formerly were operated using chartered crews, and decreases in boat and barge repairs, average crew sizes, and insurance claims and reserve adjustments, as well as fuel efficiencies, partially offset by higher medical claims and incentive compensation. The impact of the prior year non-comparable severance and Houston office closure costs, mostly in the prior year’s first quarter, represented an additional $5.1 million in SG&A savings in the nine months ended September 30, 2010. Reduced gains from barge scrapping and boat sales also negatively impacted the nine months ended September 30, 2010 compared to the prior year by $6.5 million.

The decline in operating income in the manufacturing segment was due to reduced volume as described in the revenue section above, and the impact of the deck barge loss described in the quarterly comparisons above. Costs related to the April strike also contributed to the nine months ended September 30, 2010 loss.

Interest Expense.  Interest expense decreased $1.4 million to $29.4 million in the nine months ended September 30, 2010 compared to the same period of the prior year. The decrease was primarily attributable to lower average outstanding debt balances than in the prior year offset by the higher effective interest rate on the Company’s credit facilities put in place during the third quarter of 2009.

Debt Retirement Expense.  The debt retirement expenses in 2009 relate to the unamortized debt costs of prior facilities replaced by the refinancing in the third quarter of 2009.

Income Tax Expense.  The effective rate tax rates in the respective nine months ended September 30, 2010 and 2009 of 83.1% and 36.1% were driven by the same factors as cited in the quarterly variance explanations above. Due to the lower income from continuing operations the impact to the rate for the nine month period is exacerbated.

Net Income (Loss).  The net income in the current year nine months ended September 30, 2010 and the change to the prior year comparable period was the result of the items discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Beginning in 2008 and continuing through much of 2009, the United States and global economies experienced a period of economic uncertainty, and the related capital markets experienced significant disruption. Despite some economic recovery in the first nine months of 2010, we expect that the ramifications of these conditions may continue into the remainder of the fiscal year. Despite these anticipated economic conditions, based on past performance and current expectations we believe that cash generated from operations and the liquidity available under our capital structure, described below, will satisfy the working capital needs, capital expenditures and other liquidity requirements associated with our operations in 2010.

Our funding requirements include capital expenditures (including new barge purchases), vessel and barge fleet maintenance, interest payments and other working capital requirements. Our primary sources of liquidity at September 30, 2010, were cash generated from operations, borrowings under our revolving credit facility and outstanding balances under the Senior Notes. Other potential sources include sale leaseback transactions for productive assets and, to a lesser extent, barge scrapping activity and cash proceeds from the sale of non-core assets and assets not needed for future operations. We currently expect our 2010 capital expenditures will be approximately $63 million, compared to $33.2 million in 2009.

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

On July 7, 2009, Commercial Barge Line Company (“CBL”), a direct wholly-owned subsidiary of ACL, issued $200 million aggregate principal amount of 12.5% senior secured second lien notes due July 15, 2017, (the “Notes”). The issue price was 95.181% of the principal amount of the Notes. The Notes are guaranteed by ACL and by certain of CBL’s existing and future domestic subsidiaries. Simultaneously with CBL’s issuance of the notes ACL closed a new four year $390 million senior secured first lien asset-based revolving credit facility (the “Credit Facility”) also guaranteed by CBL, ACL and certain other direct wholly owned subsidiaries of CBL. Proceeds from the Notes, together with borrowings under the Credit Facility, were used to repay ACL’s then-existing credit facility, to pay certain related transaction costs and expenses and for general corporate purposes.

Our debt level under our revolving Credit Facility and Senior Notes outstanding totaled $353.0 million at September 30, 2010. We were in compliance with all debt covenants on September 30, 2010. The liquidity available under our credit agreement on September 30, 2010, was approximately $235 million. Additionally, we are allowed to sell certain assets and consummate sale leaseback transactions on other assets to enhance our liquidity position. The Company also has the ability to quickly access capital markets under its $200 million shelf registration, though we consider this a less likely option at this time.

The new Credit Facility has no maintenance covenants unless borrowing availability is generally less than $68 million. This is $167 million less than the availability at September 30, 2010. Should the springing covenants be triggered, they are less restrictive in the Credit Facility than under the prior agreement, as the leverage calculation includes only first lien senior debt, excluding debt under the Notes, while the former facility leverage ratio included total debt. In addition the Credit Facility places no restrictions on capital spending.

With the July 2013 expiration of the Credit Facility and July 2017 expiration of the Notes we believe that we have an appropriate longer term and flexible capital structure that will provide adequate liquidity and allow us to focus on executing our tactical and strategic plans through the various economic cycles.

Our Indebtedness

As of September 30, 2010, we had total indebtedness, before unamortized discount on the Senior Notes, of $353.0 million. Our revolver debt balance was $153.0 million at September 30, 2010. We had approximately $235 million of availability under the revolver at September 30, 2010.

The current bank credit facility has no maintenance financial covenants unless borrowing availability is generally less than $68 million. Thus at $235 million of availability we are $167 million above this threshold. Availability under the revolving credit facility was also reduced by the $2.0 million of outstanding letters of credit. The Company was in compliance with all covenants at September 30, 2010.

Net Cash, Capital Expenditures and Cash Flow

Despite the economic environment we continue to generate positive cash flow from operations, though changes in working capital and other non-cash charges resulted in an unfavorable comparison to prior year. For the nine month periods ended September 30, 2010 and 2009, we generated $42.4 million in cash from operations compared to $83.8 million in the prior year. The primary drivers of the decline are lower cash flow from reductions in receivables compared to prior year due to improved 2010 sales, and higher manufacturing inventory levels, driven by the pre-buying of steel to lock in favorable steel purchase prices. The higher inventory is expected to reverse over the balance of the year, which will generate cash flow. An increase in current income tax receivables related to our 2009 net operating loss positively impacted the changes in non-cash items shown by approximately $17 million and negatively impacted the changes in working capital by approximately $13 million in the nine months ended September 30, 2010. We expect that the remaining $13 million federal income tax receivable will be received in the fourth quarter. We expect 2010 working capital changes to be essentially neutral.

In the nine months ended September 30, 2010, the Company had $37.6 million of capital expenditures primarily related to costs of new dry covered barges. We also generated $7.3 million in proceeds from asset management actions in the nine months ended September 30, 2010, primarily from the sale of surplus boats during the first quarter. These proceeds offset a significant portion of the capital investment. In addition, we also collected a $2.3 million government grant payment related to its funding of 75% of a capital project at Jeffboat completed in 2009.

We currently expect to build 86 new dry hopper barges for use by our transportation segment in 2010, of which 50 were completed in the nine months ended September 30, 2010. Combined with our maintenance capital expenditures which extend the lives of existing fleets, we expect that our capital expenditures will be approximately $63 million in 2010.

Long term debt, excluding unamortized initial issue discount on the Senior Notes, decreased by $1.5 million in the nine months ended September 30, 2010 to $353.0 million primarily due to the changes in working capital and the net cash used in investing activities in the nine month period.

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

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Some of the significant estimates underlying these financial statements include amounts recorded as reserves for doubtful accounts, probable loss estimates regarding long-term construction contracts, reserves for obsolete and slow moving inventories, pension and post-retirement liabilities, incurred but not reported medical claims, insurance claims and related insurance receivables, deferred tax liabilities, assets held for sale, revenues and expenses on special vessels using the percentage-of-completion method, environmental liabilities, valuation allowances related to deferred tax assets, expected forfeitures of share-based compensation, liabilities for unbilled barge and boat maintenance, liabilities for unbilled harbor and towing services, recoverability of acquisition goodwill and depreciable lives of long-lived assets.

No significant changes have occurred to these policies, which are more fully described in the Company’s filing on Form 10-K for the year ended December 31, 2009. Operating results for the interim periods presented herein are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. Our quarterly revenues and profits historically have been lower during the first six months of the year and higher in the last six months of the year due primarily to the timing of the North American grain harvest.

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

Fuel Price Risk

For the quarter ended September 30, 2010, fuel expenses for fuel purchased directly and used by our boats represented 18.2% of our transportation revenues. Each one cent per gallon rise in fuel price increases our annual operating expense by approximately $0.6 million. We partially mitigate our direct fuel price risk through contract adjustment clauses in our term contracts. Contract adjustments are deferred either one quarter or one month, depending primarily on the age of the term contract. We have been increasing the frequency of contract adjustments to monthly as contracts renew to further limit our timing exposure. Additionally, fuel costs are only one element of the potential movement in spot market pricing, which generally respond only to long-term changes in fuel pricing. All of our grain movements, which comprised 30% of our total transportation segment revenues in the third quarter of 2010, are priced in the spot market. Spot grain contracts are normally priced at, or near, the quoted tariff rates in effect for the river segment of the move at the time they are contracted, which ranges from immediately prior to the transportation services to 90 days or more in advance. We generally manage our risk related to spot rates by contracting for business over a period of time and holding back some capacity to leverage the higher spot rates in periods of high demand. Despite these measures fuel price risk impacts us for the period of time from the date of the price increase until the date of the contract adjustment (either one month or one quarter), making us most vulnerable in periods of rapidly rising prices. We also believe that fuel is a significant element of the economic model of our vendors on the river, with increases passed through to us in the form of higher costs for external shifting and towing. From time to time we have utilized derivative instruments to manage volatility in addition to our contracted rate adjustment clauses. Since 2008 we have entered into fuel price swaps with commercial banks for a portion of our expected fuel usage. These derivative instruments have been designated and accounted for as cash flow hedges, and to the extent of their effectiveness, changes in fair value of the hedged instrument will be accounted for through Other Comprehensive Income until the fuel hedged is used, at which time the gain or loss on the hedge instruments will be recorded as fuel expense. At September 30, 2010, a net asset of approximately $2.6 million has been recorded in the condensed consolidated balance sheet and the gain on the hedge instrument recorded in Other Comprehensive Income. The fuel swap agreements require that we, in some circumstances, post a deposit for a portion of any loss position. At September 30, 2010, we had no deposits outstanding. Our amended credit agreement places certain limits on our ability to provide cash collateral on these agreements. Ultimate gains or losses will not be determinable until the fuel swaps are settled. Realized gains from our hedging program were $2.0 million in the nine months ended September 30, 2010. We believe that the hedge program can decrease the volatility of our results and protects us against fuel costs greater than our swap price. Further information regarding our hedging program is contained in Note 9 to our condensed consolidated financial statements. We may increase the quantity hedged based upon active monitoring of fuel pricing outlooks by the management team.

Interest Rate and Other Risks

At September 30, 2010, we had $153.0 million of floating rate debt outstanding, which represented the outstanding balance of the revolving credit facility. If interest rates on our floating rate debt increase significantly, our cash flows could be reduced, which could have a material adverse effect on our business, financial condition and results of operations. Each 100 basis point increase in interest rates, at our existing debt level, would increase our cash interest expense by approximately $1.5 million annually. This amount would be mitigated, in part, by the tax deductibility of the increased interest payments.

Foreign Currency Exchange Rate Risks

The Company currently has no direct exposure to foreign currency exchange risk although exchange rates do impact the volume of goods imported and exported that are transported by barge.

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

Environmental and Other Litigation

On October 22, 2010 a putative class action lawsuit was commenced against us, our directors, Platinum Equity, Parent and Merger Sub in the Court of Chancery of the State of Deleware. The lawsuit is captioned Leonard Becker v. American Commercial Lines, Inc. et. al. In the lawsuit, plaintiff alleges generally that our directors breached their fiduciary duties in connection with the transaction by, among other things, carrying out a process that inhibits maximization of shareholder value and the disclosure of material information, and that Platinum Equity aided and abetted the alleged breaches of duties. Plaintiff purports to bring the lawsuit on behalf of the public stockholders of the Company and seeks equitable relief to enjoin consummation of the merger, rescission of the merger and/or rescissory damages, and fees and costs, among other relief.

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

The claims in the Class Action Lawsuits stem from the incident on July 23, 2008, involving one of ACLLLC’s tank barges that was being towed by DRD Towing Company L.L.C. (“DRD”), an independent towing contractor. The tank barge was involved in a collision with the motor vessel Tintomara, operated by Laurin Maritime, at Mile Marker 97 of the Mississippi River in the New Orleans area. The tank barge was carrying approximately 9,900 barrels of #6 oil, of which approximately two-thirds was released. The tank barge was damaged in the collision and partially sunk. There was no damage to the towboat. The Tintomara incurred minor damage. The Class Action Lawsuits include various allegations of adverse health and psychological damages, disruption of business operations, destruction and loss of use of natural resources, and seek unspecified economic, compensatory and punitive damages for claims of negligence, trespass and nuisance. The Class Action Lawsuits were stayed pending the outcome of the Limitation Actions referenced below. All claims in the class actions have been settled with payment to be made from funds on deposit with the court in the IINA interpleader, mentioned below. IINA is DRD’s primary insurer. The settlement is agreed to by all parties and we are awaiting final approval from the court and a dismissal of all lawsuits against all parties, including the Company, with prejudice. Claims under the Oil

Pollution Act of 1990 (“OPA 90”) were dismissed without prejudice. There is a separate administrative process for making a claim under OPA 90 that must be followed prior to litigation. We are processing OPA 90 claims properly presented, documented and recoverable. The Company has also received numerous claims for personal injury, property damage and various economic damages, including notification by the National Pollution Funds Center of claims it has received. Additional lawsuits may be filed and claims submitted. The claims that remain for personal injury are by the three DRD crew on the vessel at the time of the incident. Two crew members have agreed to a settlement of their claims to be paid from the funds on deposit in the interpleader action mentioned below. The Company is in early discussions with the Natural Resource Damage Assessment Group, consisting of various State and Federal agencies, regarding the scope of environmental damage that may have been caused by the incident. Recently Buras Marina filed suit in the Eastern District of Louisiana in Case No. 09-4464 against the Company seeking payment for “rental cost” of its marina for cleanup operations.

The Company and ACLLLC have also been named as defendants in the following interpleader action brought by DRD’s primary insurer IINA seeking court approval as to the disbursement of the funds: Indemnity Insurance Company of North America v. DRD Towing Company, LLC; DRD Towing Group, LLC; American Commercial Lines, LLC; American Commercial Lines, Inc.; Waits Emmet & Popp, LLC, Daigle, Fisse & Kessenich; Stephen Marshall Gabarick; Bernard Attridge; Austin Sicard; Lamont L. Murphy, individually and on behalf of Murphy Dredging; Deep Delta Distributors, Inc.; David Cvitanovich; Kelly Clark; Timothy Clark, individually and on behalf of Taylor Clark, Bradley Barrosse; Tricia Barrosse; Lynn M. Alfonso, Sr.; George C. McGee; Sherral Irvin; Jefferson Magee; and Acy J. Cooper, Jr., United States District Court, Eastern District of Louisiana, Civil Action 08-4156, Section “I-5,” filed on August 11, 2008. DRD’s excess insurers, IINA and Houston Casualty Company intervened into this action and deposited $9 million into the Court’s registry.

ACLLLC has filed two actions in the United States District Court for the Eastern District of Louisiana seeking exoneration from or limitation of liability relating to the foregoing incident as provided for in Rule F of the Supplemental Rules for Certain Admiralty and Maritime Claims and in 46 U.S.C. sections 30501, 30505 and 30511. The Company has also filed a declaratory judgment action against DRD seeking to have the contracts between them declared “void ab initio”. It is anticipated that trial will be set in August of 2011. Discovery is set to begin soon.

The Company participated in the U.S. Coast Guard investigation of the matter and participated in the hearings which have concluded. A finding has not yet been announced. The Company has also received inquiries and subpoenas from the United States Attorney’s Office for the Eastern District of Louisiana. The Company is cooperating with the investigation. The Company has made demand on DRD (including its insurers as an additional insured) and Laurin Maritime for reimbursement of cleanup costs, defense and indemnification. However, there is no assurance that any other party that may be found responsible for the accident will have the insurance or financial resources available to provide such defense and indemnification. The Company has various insurance policies covering pollution, property, marine and general liability. While the cost of cleanup operations and other potential liabilities are significant, the Company believes it has satisfactory insurance coverage and other legal remedies to cover substantially all of the cost. The Company paid $0.85 million in retention amounts under our insurance policies in the third quarter of 2008. If our insurance companies refuse to continue to fund the cleanup or other liabilities associated with the claims, the Company may have to pay such expenses and seek reimbursement from the insurance companies. Given the preliminary stage of the litigation, the Company is unable to determine the amount of loss, if any, the Company will incur and the impact, if any, the incident and related litigation will have on the financial condition or results of operations of the Company.

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

RISKS RELATED TO OUR INDUSTRY

The aftermath of the global economic crisis which began in 2008 is likely to continue to have detrimental impacts on our business.

Although we cannot predict the extent, timing and full ramifications, we believe that the recession which began in 2008 and its aftermath, at a minimum, heighten the following risks.

Potential recession impacts — In the quarter and nine months ended September 30, 2010, we saw demand increases over the prior year in specific commodities that are currently shipped by barge. However this improved demand level continues to be significantly diminished from pre-recession levels and negatively impacts price/mix/volume. At current lower demand levels there continues to be an oversupply of barges which results in reduced rates that we can charge for our services, particularly in the spot markets. Such lower rates have negatively impacted our revenues and financial condition in our transportation segment. This loss of demand has also and could continue to result in tow-size and barge positioning inefficiencies. The stagnant freight markets also may delay investment decisions by customers of our manufacturing segment.

Credit availability to our customers and suppliers — We believe that many of our customers and suppliers rely on liquidity from operative global credit markets. If credit availability remains restricted for these customers, demand for our products and services may be constricted resulting in lower revenues and barge production backlogs and we may not be able to enforce contracts or collect on outstanding invoices.

Market risk — We have significant costs associated with our pension plan, which is dependent on many factors including the return on plan assets. Plan assets declined significantly in 2008. Though plan assets increased in 2009 and through the first three quarters of 2010, the combined return from the beginning of 2008 remains below the average assumed rate of return used for actuarial estimation purposes. Further declines in the value of plan assets or continued lower than assumed returns over time could increase required expense provisions and contributions under the plan. See Note 7 to the condensed consolidated financial statements for the nine months ended September 30, 2010, for disclosures related to our employee benefit plans.

Freight transportation rates for the Inland Waterways fluctuate from time to time and may decrease.

Freight transportation rates fluctuate from season-to-season and year-to-year. Levels of dry and liquid cargo being transported on the Inland Waterways vary based on several factors including global economic conditions and business cycles, domestic agricultural production and demand, international agricultural production and demand, and foreign exchange rates. Additionally, fluctuation of ocean freight rate spreads between the Gulf of Mexico and the Pacific Northwest affects demand for barging on the Inland Waterways, especially in grain movements. Grain, particularly corn for export, has been a significant part of our business. Since the beginning of 2006, all grain transported by us has been under spot market contracts. Spot grain contracts are normally priced at, or near, the quoted tariff rates in effect for the river segment of the move at the time they are contracted, which ranges from immediately prior to the transportation services to 90 days or more in advance. We generally manage our risk related to spot rates by contracting for business over a period of time and holding back some capacity to leverage the higher spot rates in periods of high demand. Spot rates can vary widely from quarter-to-quarter and year-to-year. A decline in spot rates could negatively impact our business. The number of barges and towboats available to transport dry and liquid cargo on the Inland Waterways also varies from year-to-year as older vessels are retired and new vessels are placed into service. The resulting relationship between levels of cargoes and vessels available for transport affects the freight transportation rates that we are able to charge. Since the recession which began in 2008, overall freight demand, particularly in the liquid barge market, has declined substantially, reducing the demand for dedicated service contracts. This decline in those contracts has resulted in an oversupply of liquid barges to serve liquid spot demand and has lowered the rates we can charge for that service. Significantly lower demand for dry non-grain cargoes has also contributed to lower spot rates for grain moves which represent a significant portion of our business.

An oversupply of barging capacity may lead to reductions in freight rates.

Our industry suffered from an oversupply of barges relative to demand for barging services for many years following the boom in barge production in the late seventies and early eighties. The economic crisis that began in the fall of 2008 has led to a temporary oversupply, particularly in parts of the liquid business, despite reductions in the size of the industry fleet. We cannot currently estimate the likely duration of this temporary oversupply. Additionally, even if the recession impact abates, oversupply conditions may recur due to a variety of factors, including a more permanent drop in demand, overbuilding, delays in scrapping or extension of useful lives through refurbishing of barges approaching the end of their useful economic lives. We believe that approximately 25% of the industry’s existing dry cargo barge fleet will need to be retired or refurbished due to their age over the next three to seven years. If retirement occurs, demand for barge services returns to more normal levels and new builds do not replace retired capacity, we believe that barge capacity may be constrained. However, if an oversupply of barges were to occur, it could take several years before supply growth matches demand due to the variable nature of the barging industry and the freight transportation industry in general, and the relatively long life of marine equipment. Such oversupply could lead to reductions in the freight rates that we are able to charge until volume demand returns.

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

The prices we have been able to charge for manufacturing segment production have fluctuated historically based on a variety of factors including our customers’ cost and availability of debt financing, cost of raw materials, the cost of labor and the demand for new barge builds compared to the barge manufacturing capacity within the industry at the time. From 2007 through 2008, we increased the pricing on our barges, net of steel costs, in response to increased demand for new barge construction. Though we plan to continue increasing the longer term pricing on our barges, net of steel, in conjunction with the expected additional long-term demand for new barge construction as well as inflation of our costs, the economic crisis which began in 2008 has affected our customers’ need and ability to build new barges in the near-term. If demand for new barge construction diminishes or the recession deepens or extends we may not be able to maintain or increase pricing over or maintain pricing at our current levels.

Volatile steel prices may lead to a reduction in or delay of demand for new barge construction.

A number of the contracts for Jeffboat production contain steel price adjustments, though in some more recent contracts we have fixed steel prices, as vendors have been willing to commit to fixed prices over an extended period. Although the price of steel has recently declined from peak levels seen in 2008, the price has been volatile in recent years. Due to the steel price adjustments in the contracts, the total price incurred by our customers for new barge construction has also varied. Some customers may consider steel prices when determining to build new barges resulting in fluctuating demand for new barge construction.

Higher fuel prices, if not recouped from our customers, could dramatically increase operating expenses and adversely affect profitability.

Fuel expenses represented 19.8% and 20.8% of transportation revenues in the nine months ended September 30, 2010 and 2009 respectively. Fuel prices are subject to fluctuation as a result of domestic and international events. Generally, our term contracts contain provisions that allow us to pass through (effectively on approximately a 45 day delay basis) a significant portion of any fuel expense increase to our customers, thereby reducing, but not eliminating, our fuel price risk. We also have contracts that do not contain such clauses, or where the clauses do not fully cover increased fuel pricing. Fuel price is a key, but not the only variable in spot market pricing. Therefore, fuel price and the timing of contractual rate adjustments can be a significant source of quarter-over-quarter and year-over-year volatility, particularly in periods of rapidly changing fuel prices. Negotiated spot rates may not fully recover fuel price increases. From time to time we hedge the expected cash flows from anticipated purchases of unprotected gallons through fuel price swaps. We choose how much fuel to hedge depending on the circumstances. However, we may not effectively control our fuel price risk and may incur fuel costs that exceed our projected cost of fuel. At September 30, 2010, the market value of our fuel price swaps represented an asset of approximately $2.6 million. Assuming no further changes in market value prior to settlement dates in 2010 and 2011, this amount will be credited to operations as the fuel is used keeping our costs under fixed fuel contracts in line with our expectations.

Our operating margins are impacted by certain low margin legacy contracts and by spot rate market volatility for grain volume and pricing.

We emerged from bankruptcy in January 2005. Our largest term contract for the movement of coal predates the emergence and was negotiated at a low margin. Though it contains a fuel adjustment mechanism, the mechanism does not fully recover increases in fuel cost. The majority of our coal moves, since bankruptcy and through the 2015 expiration of this contract, may be at a low or negative margin due to our inability to fully recover fuel price increases. We have hedged expected 2010 fuel usage at prices that should provide positive 2010 margins for this contract. This concentration of low margin business was approximately $51.1 million, $43.1 million and $43.4 million of our total revenues in 2009, 2008 and 2007 respectively. We expect the revenue volume under this contract to be lower in 2010 than in 2009.

All of our grain shipments since the beginning of 2006 have been under spot market contracts. Spot rates can vary widely from quarter-to-quarter and year-to-year. Spot grain contracts are normally priced at, or near, the quoted tariff rates in effect for the river segment of the move at the time they are contracted, which ranges from immediately prior to the transportation services to 90 days or more in advance. We generally manage our risk related to spot rates by contracting for business over a period of time and holding back some capacity to leverage the higher spot rates in periods of high demand. The available pricing and the volume under such contracts is impacted by many factors including global economic conditions and business cycles, domestic agricultural production and demand, international agricultural production and demand, foreign exchange rates, fluctuation of ocean freight rate spreads between the Gulf of Mexico and the Pacific Northwest and the extent of demand for dry barge services in the non-grain dry bulk market.

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

Our barging operations are affected by weather and river conditions. Varying weather patterns can affect river levels, contribute to fog delays and cause ice to form in certain river areas of the United States. For example, the Upper Mississippi River closes annually from approximately mid-December to mid-March, and ice conditions can hamper navigation on the upper reaches of the Illinois River during the winter months. Such conditions typically increase our repair and other operating costs. During hurricane season in the summer and early fall we may be subject to revenue loss, business interruptions and equipment and facilities damage, particularly in the Gulf region. In addition, adverse river conditions can result in lock closures as well as affect towboat speed, tow size and loading drafts and can delay barge movements. Terminals may also experience operational interruptions as a result of weather or river conditions. Idle weather-related barge days declined in the first nine months of 2010 compared to 2009. Adverse weather conditions may also affect the volume of grain produced and harvested, as well as impact harvest timing and therefore pricing. In the event of a diminished or delayed harvest, the demand for barging services will likely decrease.

Marine accidents involving our or others’ vessels may impact our ability to efficiently operate on the Inland Waterways. Such accidents, particularly those involving spills, can effectively close sections of the Inland Waterways to marine traffic.

Our manufacturing segment’s waterfront facility is subject to occasional flooding. Its manufacturing operation, much of which is conducted outdoors, is also subject to weather conditions. As a result, these operations are subject to production schedule delays or added costs to maintain production schedules caused by weather. During the first nine months of 2010, adverse weather conditions caused weather-related lost production days to increase by 8.5 days from the prior year first nine months.

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

Many of the dams and locks on the Inland Waterways were built early in the last century, and their age makes them costly to maintain and susceptible to unscheduled maintenance and repair outages. The delays caused by malfunctioning dams and locks or by closures due to repairs or construction may increase our operating costs, delay the delivery of our cargoes and create other operational inefficiencies. This could result in interruption of our service and lower revenues. Much of this infrastructure needs to be replaced, but federal government funding has historically been limited. Funding has been supplemented by diesel fuel user taxes paid by the towing industry. There can be no guarantee that government funding levels will be sufficient to sustain infrastructure maintenance and repair costs or that a greater portion of the costs will not be imposed on operators. Higher diesel fuel user taxes could be imposed which would increase our costs. A “lockage fee” could be imposed to supplement or replace the current fuel user tax. Such a fee could increase the Company’s costs in certain areas affected by the lockage fee. We may not be able to recover increased fuel user taxes or such lockage fees through pricing increases.

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

We believe that we are in compliance with the ownership requirements. The Jones Act continues to be in effect, but has from time to time come under scrutiny. We cannot assure that the Jones Act will not be repealed, suspended or amended in the future. If the Jones Act was to be repealed, suspended or substantially amended and, as a consequence, competitors with lower operating costs were to enter the Inland Waterways market, our business likely would be materially adversely affected. In addition, our advantages as a U.S. citizen operator of Jones Act vessels could be eroded over time.

RISKS RELATED TO OUR BUSINESS

The Merger Agreement with an affiliate of Platinum Equity may be delayed or may not be consummated.

There are a number of risks and uncertainties relating to the proposed acquisition by an affiliate of Platinum. The risks and uncertainties include the possibility that the transaction may be delayed or may not be completed as a result of failure to obtain necessary approval of the Company’s stockholders, litigation filed by Company stockholders in opposition to the proposed acquisition, the failure to obtain or any delay in obtaining necessary regulatory clearances or the failure to satisfy other closing conditions. Any delay in completing, or failure to complete, the acquisition could have a negative impact on the Company’s business, its stock price, and its relationships with customers or employees. In addition, under certain circumstances, if the transaction is terminated, the Company may be required to pay a termination fee to Platinum.

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

The average life expectancy of a dry cargo barge is 25 to 30 years. We anticipate that without further investment and repairs by the end of 2010 approximately 27% of our current dry cargo barges will have reached 30 years of age. Though we currently have approximately 240 dry barges in use greater than 30 years old, once barges begin to reach 25 to 30 years of age the cost to maintain and operate them may be so high that it may be more economical for the barges to be scrapped. If such barges are not scrapped, additional operating costs to repair and maintain them would likely reduce cash flows and earnings. If such barges are scrapped and not replaced, revenue, earnings and cash flows may decline. Though we anticipate future capital investment in dry cargo barges, we may choose not to replace all barges that we may scrap with new barges based on uncertainties related to financing, timing and shipyard availability. If such barges are replaced, significant capital outlays would be required. We may not be able to generate sufficient sources of liquidity to fund necessary replacement capital needs. If the number of barges declines over time, our ability to maintain our hauling capacity will be decreased unless we can improve the utilization of the fleet. If these improvements in utilization are not achieved, revenue, earnings and cash flow could decline.

We have experienced work stoppages by union employees in the past, and future work stoppages may disrupt our services and adversely affect our operations.

As of September 30, 2010, approximately 685 employees were represented by unions. Most of these unionized employees (approximately 665 individuals) are represented by General Drivers, Warehousemen and Helpers, Local Union No. 89, affiliated with the International Brotherhood of Teamsters, Chauffeurs, Warehousemen and Helpers of America (“Teamsters”), at our shipyard facility under a three-year collective bargaining agreement that expires April 1, 2013. Our remaining unionized employees (approximately 20 positions) are represented by the International Union of United Mine Workers of America, District 12 — Local 2452 at ACL Transportation Services LLC in St. Louis, Missouri under a collective bargaining agreement that expires in December 2010. We cannot assure that we will be able to reach agreement on renewal terms of these contracts or that we will not be subject to work stoppages, other labor disruption or that we will be able to pass on increased costs to our customers in the future.

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

At September 30, 2010, we had approximately $153.0 million of floating rate debt outstanding, which represented the outstanding balance of the New Credit Facility. Each 100 basis point increase above the LIBOR interest rate in effect at September 30, 2010, would increase our cash interest expense by approximately $1.5 million.

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

As of September 30, 2010, we were involved in several matters relating to the investigation or remediation of locations where hazardous materials have or might have been released or where we or our vendors have arranged for the disposal of wastes. These matters include situations in which we have been named or are believed to be a potentially responsible party under applicable federal and state laws. As of September 30, 2010, we had no significant reserves for these environmental matters. Any cash expenditures required to comply with applicable environmental laws or to pay for any remediation efforts in excess of such reserves or insurance will therefore result in charges to earnings. We may incur future costs related to the sites associated with the environmental issues, and any significant additional costs could adversely affect our financial condition. The discovery of additional sites, the modification of existing laws or regulations or the promulgation of new laws or regulations, more vigorous enforcement by regulators, the imposition of joint and several liability under CERCLA or analogous state laws or OPA 90 and other unanticipated events could also result in a material adverse effect.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Exhibit
No.		Description

10	.1*	Employment Letter Agreement, dated July 26, 2010, by and between American Commercial Lines Inc. and William A. Braman, II.
31	.1*	Certification by Michael P. Ryan, Chief Executive Officer, required by Rule 13a-14(a) of the Securities Exchange Act of 1934.
31	.2*	Certification by Thomas R. Pilholski, Senior Vice President and Chief Financial Officer, required by Rule 13a-14(a) of the Securities Exchange Act of 1934.
32	.1*	Certification by Michael P. Ryan, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.
32	.2*	Certification by Thomas R. Pilholski, Senior Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.

*	Filed herein

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
Thomas R. Pilholski
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: November 5, 2010

INDEX TO EXHIBITS

Exhibit No.		Description

10	.1*	Employment Letter Agreement, dated July 26, 2010, by and between American Commercial Lines Inc. and William A. Braman, II.
31	.1*	Certification by Michael P. Ryan, Chief Executive Officer, required by Rule 13a-14(a) of the Securities Exchange Act of 1934.
31	.2*	Certification by Thomas R. Pilholski, Senior Vice President and Chief Financial Officer, required by Rule 13a-14(a) of the Securities Exchange Act of 1934.
32	.1*	Certification by Michael P. Ryan, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.
32	.2*	Certification by Thomas R. Pilholski, Senior Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.

*	Filed herein